Form 10-Q
period 1998-09-30
CNL HEALTH CARE PROPERTIES INC
filed 1998-11-13
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended           September 30, 1998
                                                    ----------------------------

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                  to
                                               -------------    ----------------

                             Commission file number
                                    333-47411
                              --------------------

                        CNL Health Care Properties, Inc.
    ------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Maryland                               59-3491443
    ----------------------------------       -------------------------------
      (State of other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification No.)

           400 E. South Street
            Orlando, Florida                             32801
    ----------------------------------       -------------------------------
     (Address of principal executive
                offices)                               (Zip Code)

    Registrant's telephone number
    (including area code)                            (407) 650-1000
                                             -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

20,000 shares of common stock, $.01 par value, outstanding as of November 2, 1998.

                                    CONTENTS
                                    --------




Part I                                                          Page
------                                                          ----

   Item 1.  Financial Statements:

         Balance Sheets                                          1

         Statements of Stockholders' Equity                      2

         Notes to Financial Statements                          3-6

   Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                            7-10


Part II

   Other Information                                            11

                        CNL HEALTH CARE PROPERTIES, INC.
                  (A Development Stage Maryland Corporation)

                                 BALANCE SHEETS

                                             September 30,  December 31,
                                                  1998         1997
                                               -----------  ------------

               ASSETS


Cash                                               $     77  $200,000
Deferred offering costs                             549,666    80,330
                                                   --------  --------

                                                   $549,743  $280,330
                                                   ========  ========

     LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued offering costs:
   Due to CNL Health  Care  Advisors,
    Inc                                           $346,243   $ 58,600
   Due to others                                     3,500     21,730
                                                  --------   --------
                                                   349,743     80,330
                                                  --------   --------

Stockholder's equity:
   Preferred stock, without   par
     value per share
     Authorized and unissued
      3,000,000 shares                                --         --
   Excess shares,  $.01 par value per
    share
   Authorized and unissued
    103,000,000 shares                                --         --
   Common  stock,  $.01 par value per
    share
   Authorized 100,000,000 and
     100,000 shares, respectively,
     and 20,000 shares
     issued and outstanding                            200        200
   Capital in excess of par value                  199,800    199,800
                                                   --------  --------
                                                   200,000    200,000
                                                  --------   --------
                                                  $549,743   $280,330
                                                  ========   ========



                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                    (A Development Stage Maryland Corporation)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

       Nine Months Ended September 30, 1998 and December 22, 1997
                 (Date of Inception) through December 31, 1997




                             Common stock      Capital
                            ----------------     in
                                               excess
                            Number              of
                              of      Par       par
                            Shares   value     value      Total
                            ------   -------   -----     ------

Balance,   December   22,
1997 (Date of Inception)       --     $ --      $   --     $   --

Cash received from sale
   of common stock to
   CNL Health Care
   Advisors, Inc.           20,000      200     199,800     200,000
                            -------   ------   ---------   --------

Balance at  December  31,
1997                        20,000      200     199,800     200,000

Cash  received  from sale
of common stock                --        --        --          --
                            -------   ------   ---------   --------

Balance at September  30,
1998                        20,000    $ 200    $199,800    $200,000
                            =======   ======   =========   ========






                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                    (A Development Stage Maryland Corporation)

                          NOTES TO FINANCIAL STATEMENTS

               Quarter and Nine Months Ended September 30, 1998 and
                      December 22, 1997 (Date of Inception)
                            through December 31, 1997


1.    Significant Accounting Policies:

      Organization and Nature of Business - CNL Health Care Properties, Inc. (the "Company") was organized in Maryland on December 22, 1997. Beginning on September 18, 1998, the Company offered for sale up to $155,000,000 of shares of common stock (15,500,000 of shares at $10 per share) (the "Offering"), 500,000 shares of which will be available only to stockholders who elect to participate in the Company's reinvestment plan (the "Reinvestment Plan") (see Note 2). In addition, the Company has registered 600,000 shares issuable upon the exercise of warrants granted to the managing dealer of the offering.

      The Company intends to use the proceeds from its public offering, after deducting offering expenses, primarily to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately 5% to 10% of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to ten percent of the Company's total assets which the Company intends to obtain.

      The Company is in the development stage and has not begun operations.

      Income Taxes - The Company intends to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 95 percent of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

                        CNL HEALTH CARE PROPERTIES, INC.
                    (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               Quarter and Nine Months Ended September 30, 1998 and
                      December 22, 1997 (Date of Inception)
                            through December 31, 1997


1.    Significant Accounting Policies - Continued:

      Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

2.    Reinvestment Plan:

      The Company has established a Reinvestment Plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company.

      The Offering includes 500,000 shares of common stock for purchase through the Reinvestment Plan.

3.    Deferred Offering Costs:

      The Company has and will continue to incur certain costs in connection with the Offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company.

4.    Capitalization:

      At December 31, 1997, the Company was authorized to issue 100,000 shares of common stock, all of one class, with a par value of $.01 per share. On September 15, 1998, the Company amended the Articles of Incorporation to increase the number of authorized shares of capital stock from 100,000 shares to 206,000,000 shares (consisting of 100,000,000 common shares, 3,000,000 preferred shares and 103,000,000 excess shares).

                        CNL HEALTH CARE PROPERTIES, INC.
                    (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               Quarter and Nine Months Ended September 30, 1998 and
                      December 22, 1997 (Date of Inception)
                            through December 31, 1997


5.    Concentration of Credit Risk:

      At December 31, 1997, the Company had cash on deposit in one financial institution in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investments of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

6.    Related Party Arrangements:

      Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management, and sale of the assets of the Company.

      In connection with the formation of the Company and the offering of the shares, the managing dealer of the Offering, an affiliate of the Company, will receive selling commissions of 7.5% and a marketing support and due diligence expense reimbursement of 0.5% of the total amount raised from the sale of shares, computed at $10.00 per share sold. Up to 7% of the commissions on shares sold and all or a portion of the 0.5% marketing support and due diligence expense reimbursement fee may be reallowed to certain soliciting dealers who are not affiliates of the Company, with prior written approval from, and in the sole discretion of, the managing dealer.

      In addition, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to the managing dealer. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of the managing dealer, expect where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing with the date the offering begins. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance.

      On December 22, 1997 (date of inception), CNL Health Care Advisors, Inc. contributed $200,000 in cash to the Company and became its sole stockholder.

                        CNL HEALTH CARE PROPERTIES, INC.
                    (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               Quarter and Nine Months Ended September 30, 1998 and
                      December 22, 1997 (Date of Inception)
                            through December 31, 1997


6.    Related Party Arrangements - Continued:

     Amounts due to CNL Health Care Advisors, Inc. consisted of the following at:


                                              September 30,  December 31,
                                                  1998           1997
                                                ----------     ----------

             Expenditures incurred on behalf
                of the Company                   $234,267       $43,398
             Accounting and administrative
                services                          111,976        15,202
                                                 ---------      -------
                                                 $346,243       $58,600
                                                 =========      =======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Health Care Properties, Inc. (the "Company") is a Maryland corporation that was organized December 22, 1997, to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis. The Company may also provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principle amount of approximately 5% to 10% of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. The aggregate principal amount of Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

      The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic fixed increases in base rent or increases in the base rent based on increases in consumer price indices, over the terms of the leases, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying and remaining qualified as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) listing of the shares on a national securities exchange or over-the-counter market ("Listing"), or (b) the commencement of the orderly sale of the Company's assets, and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a REIT).

      Pursuant to a registration statement on Form S-11 under the Securities Act of 1933 effective September 18, 1998, the Company registered for sale an aggregate of $155,000,000 of shares of common stock (the "Shares") (15,500,000 shares at $10 per Share), with 500,000 of such shares available only to stockholders who elect to participate in the Company's reinvestment plan. The offering of Shares of the Company commenced on September 18, 1998. The offering of Shares of the Company will terminate no later than September 18, 1999, unless the Company elects to extend it to a date no later than September 18, 2000, in states that permit such extension.

      The managing dealer of the offering of shares of the Company is CNL Securities Corp., an affiliate of the Company.

      This information contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, availability of proceeds from the Company's offering, the ability of the Company to obtain a line of credit or permanent financing on satisfactory terms, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases.

Liquidity and Capital Resources

      A capital contribution of $200,000 from an affiliate of the Company is the Company's sole source of capital until the Company sells the minimum number of 250,000 Shares ($2,500,000). As of November 2, 1998, no subscription funds had been deposited with the escrow agent for the Offering.

      The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company plans to obtain a revolving line of credit initially in an amount up to $45,000,000 (the "Line of Credit"). The Company also plans to obtain permanent financing ("Permanent Financing"). Although the Board of Directors anticipates that the Line of Credit initially will be in the amount of $45,000,000 and the aggregate amount of any Permanent Financing shall not exceed 30% of the Company's total assets, the maximum amount the Company may borrow is 300% of the Company's net assets. The Company has engaged in preliminary discussions with potential lenders but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

      At September 30, 1998 and December 31, 1997, the Company's total assets were $549,743 and $280,330, respectively. The increase in total assets reflects organizational and offering expenses incurred and recorded as deferred offering costs during the nine months ended September 30, 1998.

      As of September 30, 1998, the Company owed an affiliate of the Company $346,243 for certain organizational and offering expenses it has incurred on behalf of the Company. In the event the minimum offering proceeds are not received by the Company, the Company will have no obligation to repay such amounts. Further, CNL Health Care Properties, Inc., the advisor of the Company (the "Advisor"), has agreed to pay all organizational and offering expenses in excess of three percent of the gross offering proceeds.

      Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, the fact that the Line of Credit and Permanent Financing have not been obtained and that the Company has not entered into Mortgage Loans or Secured Equipment Leases, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

      As of September 30, 1998, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases will not exceed 10% of the gross offering proceeds.

      Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

      As of September 30, 1998, no significant operations had commenced because the Company was in its development stage. No operations will commence until such time as the Company has sold at least 250,000 Shares ($2,500,000). Management is not aware of any known trends or uncertainties, other than national economic conditions, which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of the Properties.

      The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

      The Company does not have any information technology systems. Affiliates of the Advisor provide all services requiring the use of information technology systems pursuant to a management agreement with the Company. The Advisor and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Company, and the information technology and embedded systems and the Year 2000 compliance plans of the Company's significant suppliers, financial institutions and transfer agent.

      The information technology infrastructure of the affiliates of the Advisor consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Company. The inability of the Advisor and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. Accordingly, the Advisor and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Company. The costs expected to be incurred by the Advisor and affiliates to become Year 2000 compliant will be incurred by the Advisor and affiliates; therefore, these costs will have no impact on the Company's financial position or results of operations.

      The Company has material third party relationships with its financial institutions and transfer agent. The Company depends on its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If either of these third parties are unable to meet their obligations to the Company because of the Year 2000 deficiencies, such a failure may have a material impact on the Company. Accordingly, the Advisor has requested and is evaluating documentation from the Company's financial institutions and transfer agent relating to their Year 2000 compliance plans. At this time, the Advisor has not yet received sufficient certifications to be assured that the financial institutions and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the Advisor does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

      The Advisor currently expects that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Company will be completed prior to June 30, 1999. Based on the progress the Advisor and affiliates have made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Because the Advisor and affiliates are still evaluating the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, the Advisor has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As the Advisor identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Advisor will develop appropriate contingency plans.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities and Use of Proceeds.

            (d)   The information required by this item is set forth in Part I.
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated by reference.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  On September 15, 1998, the sole stockholder of the Registrant consented to the amendment and restatement of the Articles of Incorporation of the Registrant (which amendment and restatement did not differ from the form included in the Registrant's Registration Statement on Form S-11, No. 333-47411).

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            DATED this        day of November, 1998.


                              CNL HEALTH CARE PROPERTIES, INC.

                                  By:  /s/ James M. Seneff, Jr.
                                  --------------------------------
                                      JAMES M. SENEFF, JR.
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                  By:  /s/ Robert A. Bourne
                                  ---------------------------------
                                      ROBERT A. BOURNE
                                      Director and President
                                      (Principal Financial and
                                      Accounting Officer)