Form 10-K
period 1998-12-31
CNL HEALTH CARE PROPERTIES INC
filed 1999-03-05
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to

                        Commission file number 333-47411

                        CNL HEALTH CARE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                              59-3491443
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 650-1000

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:            Name of exchange on which registered:
             None                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     Aggregate market value of the common stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

     The number of shares of common stock outstanding as of March 5, 1999, was 20,000.

                                     PART I


Item 1.  Business

         CNL Health Care Properties, Inc. (the "Company") is a corporation which was organized pursuant to the laws of the state of Maryland on December 22, 1997, and which intends to make an election for federal income tax purposes to be taxed as a real estate investment trust (a "REIT"). Beginning in September 1998, the Company offered for sale up to $155,000,000 of shares of common stock (the "Shares") (15,500,000 shares at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective September 18, 1998. As of December 31, 1998, the Company had received subscription proceeds of $25,500 (2,550 shares) from the offering. Until subscription proceeds for the Company total $2,500,000 (250,000 shares), the proceeds will be held in escrow and interest earned on such will accrue to the benefit of subscribers. The offering of the Shares of the Company will terminate no later than September 18, 1999, unless the Company elects to extend it to a date no later than September 18, 2000, in states that permit such extension. As of December 31, 1998, capital contributions from the sole stockholder of the Company, CNL Health Care Advisors, Inc. (the "Advisor"), totalled $200,000 (20,000 shares).

         The Company has been formed primarily to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis to operators of Health Care Facilities. Under the Company's triple-net leases, the lessee will be responsible for repairs, maintenance, property taxes, utilities, and insurance. The Company also may offer mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities secured by real estate owned by the borrower. However, because it prefers to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of approximately 5% to 10% of the Company's total assets. The Company expects that the interest rate and terms of the Mortgage Loans will be similar to those of its leases. To a lesser extent, the Company also may offer furniture, fixtures and equipment ("Equipment") financing to operators of Health Care Facilities through loans or direct financing leases (collectively, the "Secured Equipment Leases"). The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10% of the Company's total assets. The Company has not yet acquired any Properties, made any Mortgage Loans or entered into any Secured Equipment Leases, nor have any Properties, Mortgage Loans or Secured Equipment Leases been identified for investment.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic fixed increases in base rent or increases in the base rent based on increases in consumer price indices, over the terms of the leases, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying and remaining qualified as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) listing of the shares on a national securities exchange or over-the-counter market (the "Listing"), or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT). There can be no assurance that these investment objectives will be met. In addition, if the Shares are not listed by December 31, 2008, as to which there can be no assurance, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         For the first five to ten years after the commencement of the offering, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the borrowings. At or prior to the end of such ten-year period, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. The Company's Articles of Incorporation provide, however, that if Listing does not occur by December 31, 2008, the Company thereafter will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

         In deciding the precise timing and terms of Property sales, the Advisor will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as part payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

         The Company does not anticipate selling the Secured Equipment Leases prior to expiration of the lease term, except in the event that the Company undertakes orderly liquidation of its assets. In addition, the Company does not anticipate selling any Mortgage Loans prior to the expiration of the loan term, except in the event (i) the Company owns the Property (land only) underlying the building improvements which secure the Mortgage Loan and the sale of the Property occurs, or (ii) the Company undertakes an orderly sale of its assets.

Leases

         As of December 31, 1998, the Company had not entered into any commitment for an acquisition of a Property. However, leases entered into in the future are expected to be triple-net leases, which means that the tenants generally will be required to pay all repairs, maintenance, property taxes, utilities, and insurance. The tenants also will be required to pay for special assessments, sales and use taxes, and the cost of any renovations permitted under the leases. The Company will own the Properties either directly or indirectly through a joint venture, partnership, or a subsidiary.

         The initial terms of the leases are presently anticipated to be 10 to 20 years with up to four, five-year renewal options. The minimum rental payment under the renewal option generally is expected to be greater than that due for the final lease year of the initial term of the lease. During the initial term of each lease, the tenant will pay the Company, as lessor, minimum annual rent equal to a specified percentage of the Company's cost of purchasing the Property payable in monthly installments. Typically, the leases will provide for automatic fixed increases in the minimum annual rent or increases in the base rent based on increases in consumer price indices at predetermined intervals during the terms of the leases. If the Company is acquiring a Property that is to be constructed or renovated pursuant to a development agreement, the cost of purchasing the Property will include the purchase price of the land, including all fees, costs, and expenses paid by the Company in connection with its purchase of the land, and all fees, costs and expenses disbursed by the Company for construction of building improvements.

         It is anticipated that if the Company wishes at any time to sell a Property pursuant to a bona fide offer from a third party, the tenant of that Property will have the right to purchase the Property for the same price, and on the same terms and conditions, as contained in the offer. In certain cases, the tenant also may have the right to purchase the Property seven to twenty years after commencement of the lease at a purchase price equal to the greater of (i) the appraised value of the Property, or (ii) a specified amount, generally equal to the Company's purchase price of the Property, plus a pre-determined percentage of the Company's purchase price.

Certain Management Services

         Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor will provide management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor will be responsible for assisting the Company in negotiating leases, Mortgage Loans, the line of credit (the "Line of Credit") and Secured Equipment Leases, collecting rental, Mortgage Loan and Secured Equipment Lease payments, inspecting the Properties and the tenants' books and records, and responding to tenants inquiries and notices. The Advisor also will provide information to the Company about the status of the leases, the Properties, the Mortgage Loans, the Secured Equipment Leases, the Line of Credit and the permanent financing. In exchange for these services, the Advisor will be entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor will receive an asset management fee, which is payable monthly in an amount equal to one-twelfth of .60% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value") plus one-twelfth of .60% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a secured equipment lease servicing fee, payable out of the proceeds of the borrowings, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee"). For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receive a fee equal to 4.5% of gross proceeds from the offering, loan proceeds from permanent financing (the "Permanent Financing") and amounts outstanding on the Line of Credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases.

         The Advisory Agreement continues until September 15, 1999, and thereafter my be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.

Borrowing

         The Company plans to obtain a revolving Line of Credit initially in an amount up to $45,000,000, and may, in addition, also obtain Permanent Financing to acquire assets and to pay certain fees. The Line of Credit may be increased at the discretion of the Board of Directors. The Line of Credit may be repaid with offering proceeds, working capital or Permanent Financing. The Board of Directors anticipates that the Permanent Financing will not exceed 30% of the Company's total assets. However, in accordance with the Company's Articles of Incorporation, the aggregate maximum amount the Company may borrow is 300% of the Company's net assets (as defined in the Company's prospectus). The Company has engaged in preliminary discussions with a potential lender, but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms. The Board of Directors may elect to encumber assets in connection with any borrowing.

Competition

         The Company anticipates that it will compete with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to banks and insurance companies, many of which will have greater financial resources than the Company, in the acquisition, leasing and financing of Health Care Facilities. Further, non-profit entities are particularly attracted to investments in senior care facilities because of their ability to finance acquisitions through the issuance of tax-exempt bonds, providing non-profit entities with a relatively lower cost of capital as compared to for-profit purchasers. In addition, in certain states, health care facilities owned by non-profit entities are exempt from taxes on real property. As profitability increases for investors in health care properties, competition among investors likely will become increasingly intense.

Employees

         Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.

Item 2.  Properties

         Although the Advisor has not yet selected any Properties for investment, it is expected that any Properties purchased by the Company will conform generally to the following specifications of size, cost, and type of land and buildings. The Company anticipates acquiring Properties related to Health Care Facilities which may include, but will not be limited to, the following types:

         Congregate Living Facilities. Congregate living facilities are primarily apartment buildings which contain a significant amount of common space to accommodate dining, recreation, activities and other support services for senior citizens. These properties range in size from 100 to 500 units with an average size of approximately 225 units. Units include studios and one and two bedrooms ranging in size from 450 square feet to over 1,500 square feet.

         Assisted Living Facilities. Assisted living facilities provide a special combination of housing, supportive services, personalized assistance and health care to their residents in a manner which is designed to respond to individual needs. These facilities offer a lower-cost alternative to skilled nursing facilities for those who do not require intensive nursing care. Current industry practice generally is to build freestanding assisted living facilities with an average of between 40 and 100 units, depending on such factors as market forces, site constraints and program orientation. Current economics place the size of the private living space of a unit in the range of 300 gross square feet for an efficiency unit to 750 square feet for a large one bedroom unit.

         Skilled Nursing Facilities. In addition to housing, meals, transportation and housekeeping, skilled nursing facilities provide comprehensive nursing and long term care to their residents. Skilled nursing facilities are also generally freestanding, but are typically more institutional in nature, allowing for efficient cleaning and sterilization. The rooms in skilled nursing facilities are equipped with patient monitoring devices and emergency call systems. Oxygen systems may also be present. Both multiple floor and single floor designs are common. Individual rooms in skilled nursing facilities may be as small as 100 square feet, with common areas varying greatly in size.

         Continuing Care Retirement Communities. Congregate living facilities sometimes have assisted living and/or skilled nursing facilities attached or adjacent to their locations. When this occurs, the projects are often referred to as continuing care retirement communities or life care communities. The intent of continuing care retirement communities or life care communities is to provide a continuum of care to the residents. In other words, as residents age and their health care needs increase, they can receive the care they need without having to move away from the "community" which has become their home. Continuing care retirement communities typically operate on a fee-for-service basis and the units are rented on a monthly basis to residents, while life care centers generally charge an entrance fee that is partially refundable and covers the cost of all of the residents' health care- related services, plus a monthly maintenance fee.

         Medical Office Buildings. Medical office buildings, including walk-in clinics, are conventional office buildings with additional plumbing, mechanical and electrical service amenities, which facilitate physicians and medical delivery companies in the practice of medicine and delivery of health care services. These facilities can range in size from 3,000 square feet (walk-in clinic) up to 100,000 square feet (medical office building).

         Either before or after construction or renovation, the Properties to be acquired by the Company will be one of a Health Care Facility operator's approved designs. Generally, Properties to be acquired by the Company will consist of both land and building, although in a number of cases the Company may acquire only the land underlying the building with the building owned by the tenant or a third party, and also may acquire the building only with the land owned by a third party. In general, the Properties will be freestanding and surrounded by paved parking areas and landscaping. Although, buildings may be suitable for conversion to various uses through modifications, some Properties may not be economically convertible to other uses.

         A tenant generally will be required by the lease agreement to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs, and equipment and maintain the leasehold in a manner that allows operation for its intended purpose. These capital expenditures generally will be paid by the tenant during the term of the lease.

Item 3.  Legal Proceedings

         Neither the Company, nor its Advisor or any affiliates of the Advisor, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of February 5, 1999, the sole stockholder of record of common stock was the Advisor. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within ten years of commencement of the offering of Shares, there is no assurance that one will develop and it is not known at this time if a public market for the Shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholder's Shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such Shares presented for redemption for cash to the extent it has sufficient funds available. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. Stockholders who wish to have their distributions used to acquire additional Shares (to the extent Shares are available for purchase), may do so pursuant to the Company's Reinvestment Plan. There is no assurance that there will be sufficient funds available for redemption and, accordingly, a stockholder's Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Directors of the Company, in their discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company.

         As of December 31, 1998, the offering price per Share was $10.

(b) The information required by this item is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated herein by reference.

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

                                                  1998 (1)    1997 (1) (2)
                                                 ---------   --------------

Year Ended December 31:
    Revenues                               $          -      $          -
    Net earnings                                      -                 -
    Cash distributions declared                       -                 -

At December 31:
    Total assets                                  $976,579         $280,330
    Total stockholder's equity                     200,000          200,000


(1) No significant operations had commenced because the Company was in its development stage. No operations will commence until such time as the Company has sold at least 250,000 shares ($2,500,000).

(2) Selected financial data for 1997 represents the period December 22, 1997 (date of inception) through December 31, 1997.





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is a Maryland corporation that was organized on December 22, 1997, to acquire Properties related to health care and seniors' housing facilities located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis. The Company may also provide Mortgage Loans to operators of Health Care Facilities in the aggregate principle amount of approximately 5% to 10% of the Company's total assets. The Company also may offer Secured Equipment Leases to operators of Health Care Facilities. The aggregate principal amount of Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic fixed increases in base rent or increases in the base rent based on increases in consumer price indices, over the terms of the leases, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying and remaining qualified as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) Listing of the Shares, or (b) the commencement of the orderly sale of the Company's assets, and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a REIT).

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933 effective September 18, 1998, the Company registered for sale an aggregate of $155,000,000 of shares of common stock (15,500,000 shares at $10 per Share), with 500,000 of such shares available only to stockholders who elect to participate in the Company's reinvestment plan. The offering of Shares of the Company commenced on September 18, 1998. The offering of Shares of the Company will terminate no later than September 18, 1999, unless the Company elects to extend it to a date no later than September 18, 2000, in states that permit such extension.

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

Liquidity and Capital Resources

         A capital contribution of $200,000 from the Advisor is the Company's sole source of capital until the Company sells the minimum number of 250,000 Shares ($2,500,000). As of February 5, 1999, subscription funds totalling $35,500 had been deposited with the escrow agent for the offering of shares. Until subscription proceeds for the Company total at least $2,500,000 (250,000 Shares), the proceeds will be held in escrow.

         The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company plans to initially obtain a revolving Line of Credit in an amount up to $45,000,000. The Company also plans to obtain Permanent Financing. Although the Board of Directors anticipates that the Line of Credit initially will be in the amount of $45,000,000 and the aggregate amount of any Permanent Financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow is 300% of the Company's net assets. The Company has engaged in preliminary discussions with potential lenders but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the
Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

         At December 31, 1998 and 1997, the Company's total assets were $976,579 and $280,330, respectively. The increase in total assets reflects deferred offering expenses incurred during the year ended December 31, 1998.

         During the year ended December 31, 1998 and the period December 22, 1997 (date of inception) through December 31, 1997, affiliates of the Company incurred $562,739 and $43,397, respectively, for certain organizational and offering expenses. As of December 31, 1998 and 1997, the Company owed the affiliates $685,372 and $58,600, respectively, for such amounts, unpaid fees and administrative expenses. In the event the minimum offering proceeds are not received by the Company, the Company will have no obligation to repay such amounts. Further, the Advisor of the Company has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of the gross offering proceeds.

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

         As of December 31, 1998, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         As of December 31, 1998, no significant operations had commenced because the Company was in its development stage. No operations will commence until such time as the Company has sold at least 250,000 Shares ($2,500,000). Management is not aware of any known trends or uncertainties, other than national economic conditions, which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of the Properties.

Year 2000

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


         The Company does not have any information technology systems. Affiliates of the Advisor provide all services requiring the use of information technology systems pursuant to a management agreement with the Company. The maintenance of embedded systems, if any, at the Company's Properties will be the responsibility of the tenants of the Properties in accordance with the terms of the Company's leases. The Advisor and its affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Company, and the information technology and embedded systems and the Year 2000 compliance plans of the Company's tenants at such time that the Company acquires Properties, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the Advisor consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Company. The inability of the Advisor and its affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Company's business activities or operations. Accordingly, the Advisor and its affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Company. The Advisor has not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the Advisor and its affiliates to become Year 2000 compliant will be incurred by the Advisor and its affiliates; therefore, these costs will have no impact on the Company's financial position or results of operations.

         The Company will have material third party relationships with its tenants, financial institutions and transfer agent. The Company will depend on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Company because of the Year 2000 deficiencies, such a failure may have a material impact on the Company. Accordingly, the Advisor has requested and is evaluating documentation from the Company's financial institutions and transfer agent relating to their Year 2000 compliance plans. The Advisor has not yet received sufficient certifications to be assured that the financial institutions and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the Advisor does not, at this time, know of the potential costs to the Company of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The Advisor currently expects that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Company will be completed prior to June 30, 1999. Based on the progress the Advisor and its affiliates have made in identifying and addressing the Company's Year 2000 issues and the plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with the Company's Year 2000 compliance at this time. Because the Advisor and its affiliates are still evaluating the status of the systems used in business activities and operations of the Company and the systems of the third parties with which the Company conducts its business, the Advisor has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As the Advisor identifies significant risks related to the Company's Year 2000 compliance or if the Company's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the Advisor will develop appropriate contingency plans.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.   Financial Statements and Supplementary Data

                        CNL HEALTH CARE PROPERTIES, INC.



                                    CONTENTS
                                    --------





                                                             Page
                                                             ----

Report of Independent Accountants                             11

Financial Statements:

  Balance Sheets                                              12

  Statements of Stockholders' Equity                          13

  Notes to Financial Statements                               14-17

                        Report of Independent Accountants
                        ---------------------------------



To the Board of Directors
CNL Health Care Properties, Inc.


In our opinion,  the financial  statements  listed in the index  appearing under
Item 14(a)(1) present fairly, in all material respects, the financial position of CNL Health Care Properties, Inc. (a development stage Maryland corporation) at December 31, 1998 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
January 15, 1999

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                                 BALANCE SHEETS



                                                                   December 31,       December 31,
                                                                      1998                1997
                                                                   ----------         -----------

                        ASSETS

Cash                                                               $      92             $200,000
Deferred offering costs                                              975,339               80,330
Other assets                                                           1,148                   --
                                                                 -----------          -----------

                                                                    $976,579             $280,330
                                                                 ===========          ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY





Liabilities:
    Due to related parties                                          $685,372              $58,600
    Accounts payable and accrued expenses                             91,207               21,730
                                                                 -----------          -----------
          Total liabilities                                          776,579               80,330
                                                                 -----------          -----------

Stockholder's equity:
    Preferred stock, without par value per share
       Authorized and unissued 3,000,000 shares                          --                    --
    Excess shares, $.01 par value per share
       Authorized and unissued 103,000,000 shares                        --                    --
    Common stock, $.01 par value per share
       Authorized 100,000,000 and 100,000
       shares, respectively; 20,000 shares
       issued and outstanding                                           200                   200
    Capital in excess of par value                                  199,800               199,800
                                                                -----------           -----------
          Total stockholder's equity                                200,000               200,000
                                                                -----------           -----------

                                                                   $976,579              $280,330
                                                                ===========           ===========












                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                   Year Ended December 31, 1998 and the Period
                  December 22, 1997 (Date of Inception) through
                                December 31, 1997



                                             Common stock
                                        -----------------------      Capital in
                                         Number         Par          excess of
                                        of Shares      value         par value          Total
                                        ----------    ---------     ------------     ------------

Balance, December 22, 1997
    (Date of Inception)                   $    --      $   --         $       --      $       --

Cash received from sale
    of common stock to
    CNL Health Care
    Advisors, Inc.                         20,000          200           199,800         200,000
                                        ----------    ---------      ------------    ------------

Balance at December 31, 1997               20,000          200           199,800         200,000

Subscriptions received for common
    stock through public offering           2,550           26            25,474          25,500

Subscriptions held in escrow at
    December 31, 1998                      (2,550 )        (26 )         (25,474 )       (25,500 )
                                        ----------    ---------      ------------    ------------

Balance at December 31, 1998             $ 20,000      $   200        $  199,800      $  200,000
                                        ==========    =========      ============    ============





















                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                   Year Ended December 31, 1998 and the Period
                  December 22, 1997 (Date of Inception) through
                                December 31, 1997


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Health Care Properties, Inc. (the "Company") was organized pursuant to the laws of the state of Maryland on December 22, 1997. The Company intends to use the proceeds from its public offering (the "Offering") (see Note 2), after deducting offering expenses, primarily to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately 5% to 10% of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to ten percent of the Company's total assets.

         As of December 31, 1998, the Company was in the development stage and had not begun operations.

         Income Taxes - The Company intends to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 1999. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 95 percent of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

         Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard - In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which will be effective for the Company as of January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of earnings. Management of the Company does not believe that adoption of this SOP will have a material effect on the Company's financial position or results of operations.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   Year Ended December 31, 1998 and the Period
                  December 22, 1997 (Date of Inception) through
                                December 31, 1997


2.       Public Offering:

         The Company has filed a currently effective registration statement on Form S-11 with the Securities and Exchange Commission. A maximum of 15,500,000 shares ($155,000,000) may be sold, including 500,000 shares
         ($5,000,000) which are available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. In addition, the Company has registered 600,000 shares issuable upon the exercise of warrants granted to the managing dealer of the Offering. As of December 31, 1998, the Company had received subscription proceeds of $25,500 (2,550 shares). Until subscription proceeds for the Company total $2,500,000 (250,000 shares), the proceeds will be held in escrow.

3.       Deferred Offering Costs:

         The Company has and will continue to incur certain costs in connection with the Offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company. CNL Health Care Advisors, Inc. (the "Advisor") has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company.

         As of December 31, 1998, the Company had incurred $975,339 in organizational and offering costs which has been treated as deferred offering costs. Once the Company receives the minimum amount of subscriptions, the offering costs will be charged to stockholders' capital subject to the three percent cap described above.

4.       Capitalization:

         In September 1998, the Company amended the Articles of Incorporation to increase the number of authorized shares of capital stock from 100,000 shares to 206,000,000 shares (consisting of 100,000,000 common shares, 3,000,000 preferred shares and 103,000,000 excess shares).

5.       Related Party Arrangements:

         On December 22, 1997 (date of inception), CNL Health Care Advisors, Inc. contributed $200,000 in cash to the Company and became its sole stockholder.

         The Advisor and certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management, and sale of the assets of the Company.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   Year Ended December 31, 1998 and the Period
                  December 22, 1997 (Date of Inception) through
                                December 31, 1997


5.       Related Party Arrangements - Continued:

         CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering of the shares, a substantial portion of which will be paid as commissions to other broker-dealers. During the year ended December 31, 1998, the Company incurred $1,912 of such fees of which $1,785 will be paid by CNL Securities Corp. as commissions to other broker-dealers. These fees will not be paid until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the Offering.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the year ended December 31, 1998, the Company incurred $128 of such fee, the majority of which will be reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid. These fees will not be paid until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the Offering.

         The Advisor is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of Listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the year ended December 31, 1998, the Company incurred $1,148 of such fees. Such fees are included in other assets at December 31, 1998. These fees will not be paid until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the Offering.

         In addition, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing with the date the offering begins. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance.

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the Offering), on a day-to-day basis. For the year ended December 31, 1998 and the period December 22, 1997 (date of inception) through December 31, 1997,
         $196,184 and $15,202, respectively, were classified as deferred offering costs for these services.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   Year Ended December 31, 1998 and the Period
                  December 22, 1997 (Date of Inception) through
                                December 31, 1997


5.       Related Party Arrangements - Continued:

         Amounts due to related parties consisted of the following at:



                                                      December 31,         December 31,
                                                          1998                 1997
                                                      --------------       --------------


  Due to the Advisor:
       Expenditures incurred for organizational
          and offering expenses on behalf
          of the Company                                  $470,798            $43,398
       Accounting and administrative
          services                                         211,386             15,202
       Acquisition fees                                      1,148                 --
                                                      -------------        -----------
                                                           683,332             58,600
                                                      -------------        -----------

  Due to CNL Securities Corp.:
       Commissions                                           1,912                 --
       Marketing support and due diligence
          expense reimbursement fee                            128                 --
                                                      -------------        -----------
                                                             2,040                 --
                                                      -------------        -----------

                                                          $685,372            $58,600
                                                      =============        ===========


6.       Subsequent Event:

         During the period January 1, 1999 through January 15, 1999, the Company received subscription proceeds of 1,000 shares ($10,000) of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The Directors and executive officers of the Company are listed below:

      Name               Age       Position with the Company
  -----------         --------     -------------------------

James M. Seneff, Jr.     52        Director, Chairman of the Board, and
                                   Chief Executive Officer
Robert A. Bourne         51        Director and President
David W. Dunbar          46        Independent Director
Timothy S. Smick         46        Independent Director
Edward A. Moses          56        Independent Director
Phillip M. Anderson, Jr. 39        Chief Operating Officer and
                                   Executive Vice President
Daniel L. Simmons        45        Executive Vice President
Curtis B. McWilliams     43        Executive Vice President
Jeanne A. Wall           40        Executive Vice President
Lynn E. Rose             50        Secretary and Treasurer

     James M. Seneff, Jr. Director, Chairman of the Board, and Chief Executive Officer. Mr. Seneff currently holds the position of Chairman of the Board, Chief Executive Officer and director of CNL Health Care Advisors, Inc., the Advisor to the Company. Mr. Seneff also serves as Chairman of the Board, Chief Executive Officer and a director of CNL American Properties Fund, Inc. and CNL Hospitality Properties, Inc., each of which is an unlisted REIT, and their advisors, CNL Fund Advisors, Inc. and CNL Hospitality Advisors, Inc., respectively. Mr. Seneff is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director, and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., which is acting as the managing dealer in the Company's Offering, CNL Investment Company, CNL Health Care Advisors, Inc., CNL Fund Advisors, Inc. and CNL Hospitality Advisors, Inc. Mr. Seneff has been Chairman of the Board, Chief Executive Officer and a director of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board, Chief Executive Officer, President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc., a REIT listed on the New York Stock Exchange, since 1992, served as Chief Executive Officer and Chairman of the Board of CNL Realty Advisors, Inc. from its inception in 1991 through 1997 at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the
Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. Mr. Seneff also serves as a director of First Union National Bank of Florida, N.A. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships with investment objectives similar to one or more of the Company's investment objectives, in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne. Director and President. Mr. Bourne currently holds the position of President and director of CNL Health Care Advisors, Inc., the Advisor to the Company. Mr. Bourne also serves as Vice Chairman of the Board of Directors, director and Treasurer of CNL American Properties Fund, Inc. and as President and a director of CNL Hospitality Properties, Inc., each of which is an unlisted REIT. Mr. Bourne currently holds the position of President and director of CNL Hospitality Advisors, Inc., the advisor of CNL Hospitality Properties, Inc. and Vice Chairman of the Board of Directors, director and Treasurer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. Mr. Bourne served as President of CNL Fund Advisors, Inc. from the date of its inception in 1994 through October 1997 and as President of CNL American Properties Fund, Inc. from the date of its inception in 1994 to
February 1999. Mr. Bourne is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL Securities Corp. (the managing dealer of the Company's Offering), President, Treasurer, a director and a registered principal of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997. Mr. Bourne served as President and a director from July 1992 to February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as Vice Chairman of the Board of Directors since February 1996, of Commercial Net Lease Realty, Inc., a REIT listed on the New York Stock Exchange. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from 1991 to February 1996, and served as a director of CNL Realty Advisors, Inc. from 1991 through December 1997, and as Treasurer and Vice Chairman from February 1996 through 1997, at which time such Company merged with Commercial Net Lease Realty, Inc. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978 was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987 he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships with investment objectives similar to one or more of the Company's investment objectives, in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner.

     David W. Dunbar. Independent Director. Mr. Dunbar serves as chairman and chief executive officer of Peoples Bank, which he organized and founded in 1996. Mr. Dunbar is also a member of the boards of directors of Morton Plant Mease Health Care, Inc., an 841-bed, not-for-profit hospital, Morton Plant Mease Hospital Foundation and North Bay Hospital, a 122-bed facility. In addition, Mr. Dunbar serves as a member of the Florida Elections Commission, the body responsible for investigating and holding hearings regarding alleged violations of Florida's campaign finance laws. During 1994 and 1995, Mr. Dunbar was a member of the board of directors and an executive officer of Peoples State Bank. Mr. Dunbar was the chief executive officer of Republic Bank from 1991 through 1993. From 1988 through 1991, Mr. Dunbar developed commercial and medical office buildings and, through a financial consulting company he founded, provided specialized lending services for real estate development clients, specialized construction litigation support for national insurance companies and strategic planning services for institutional clients. In 1990, Mr. Dunbar was the chief executive officer, developer and owner of a 60,000 square foot medical office building located on the campus of Memorial Hospital in Tampa, Florida. In addition, in 1990, Mr. Dunbar served as the Governor's appointee to the State of Florida Taxation and Budget Reform Commission, a 25 member, blue ribbon commission established to review, study and make appropriate recommendations for changes to state tax laws. Mr. Dunbar received a degree in finance from Florida State University. He is also a graduate of the American Bankers Association National Commercial Lending School at the University of Oklahoma and the School of Banking of the South at Louisiana State University.

     Timothy S. Smick. Independent Director. From 1996 through February 1998, Mr. Smick served as chief operating officer, executive vice president and a member of the board of directors of Sunrise Assisted Living, Inc., one of the nation's leading providers of assisted living care for seniors with 68 communities located in 13 states. In addition, Mr. Smick served as president of Sunrise Management Inc., a wholly owned subsidiary of Sunrise Assisted Living, Inc. During 1995, Mr. Smick served as a senior housing consultant to LaSalle Advisory, Ltd., a pension fund advisory company. From 1985 through 1994, Mr. Smick was chairman and chief executive officer of PersonaCare, Inc., a company he co-founded that provided sub-acute, skilled nursing and assisted living care with 12 facilities in six states. Mr. Smick's health care industry experience also includes serving as the regional operations director for Manor Healthcare, Inc., a division of ManorCare, Inc., and as operations director for Allied Health and Management, Inc. Prior to co-founding PersonaCare, Inc., Mr. Smick was a partner in Duncan & Smick, a commercial real estate development firm. Mr. Smick received a B.A. in English from Wheaton College and pursued graduate studies at Loyola College.

     Edward A. Moses. Independent Director. Dr. Moses has served as dean of the Roy E. Crummer Graduate School of Business at Rollins College since 1994, and as a professor and NationsBank professor of finance since 1989. As dean, Dr. Moses is presently establishing a comprehensive program of executive education for health care management at the Roy E. Crummer Graduate School of Business. From 1985 to 1989 he served as dean and professor of finance at the University of North Florida. He has also served in academic and administrative positions at the University of Tulsa, Georgia State University and the University of Central Florida. Dr. Moses has written six textbooks in the fields of investments and corporate finance as well as numerous articles in leading business journals. He has held offices in a number of professional organizations, including president of the Southern Finance and Eastern Finance Associations, served on the Board of the Southern Business Administration Association, and served as a consultant for major banks as well as a number of Fortune 500 companies. He currently serves as a faculty member in the Graduate School of Banking at Louisiana State University, and is a member of the board of directors of HTE, Inc. Dr. Moses received a B.S. in Accounting from the Wharton School at the University of Pennsylvania in 1965 and a Masters of Business Administration (1967) and Ph.D. in finance from the University of Georgia in 1971.

     Phillip M. Anderson, Jr. Chief Operating Officer and Executive Vice President. Mr. Anderson joined CNL Health Care Advisors, Inc. in January 1999 and is responsible for the planning and implementation of CNL's interest in health care industry investments, including acquisitions, development, project analysis and due diligence. He currently serves as the Chief Operating Officer of both CNL Health Care Advisors, Inc., the Company's Advisor, and of CNL Health Care Development, Inc. From 1987 through 1998, Mr. Anderson was employed by Classic Residence by Hyatt. Classic Residence by Hyatt ("Classic") is affiliated with Hyatt Hotels and Chicago's Pritzker family. Classic acquires, develops, owns and operates seniors' housing, assisted living, skilled nursing and Alzheimer's facilities throughout the United States. Mr. Anderson's responsibilities grew from overseeing construction of Classic's first properties to acquiring and developing new properties. After assuming responsibility for acquisitions, Mr. Anderson doubled the number of senior living apartments/beds ("units") in the portfolio by adding over 1,200 units. In addition, the development of an additional 1,000 units of seniors' housing commenced under Mr. Anderson's direction. Mr. Anderson also served on Classic's Executive Committee charged with the responsibility of monitoring performance of existing properties and development projects. Mr. Anderson has been a member of the American Senior Housing Association since 1994 and currently serves on the executive board. He graduated from the Georgia Institute of Technology in 1982, where he received a B.S. in Civil Engineering, with honors.

     Daniel L. Simmons. Executive Vice President. Mr. Simmons serves as Executive Vice President of CNL Health Care Advisors, Inc., the Advisor to the Company. From November 1997 to June 1998, Mr. Simmons served as a consultant to CNL, providing advice on issues regarding health care property development and management. Since 1993, Mr. Simmons has served as a consultant to The Celebration Company, a subsidiary of The Walt Disney Company, regarding seniors' housing issues. From 1984 to 1993, Mr. Simmons was a co-founder and partner in the Johnson Simmons Company, where he was responsible for site acquisition, design, development, financing and regulatory matters for three continuing care communities. Mr. Simmons was also responsible for the development, financing and operations associated with the restaurant and commercial properties divisions of the Johnson Simmons Company. During his tenure, Johnson Simmons Company developed and managed over 1,100 units of seniors' housing and a 240-bed skilled nursing facility, held in excess of $100 million in assets, and employed more than 1,200 people. From 1983 to 1984, Mr. Simmons served as director of development for Cadem Corporation, a subsidiary of National Medical Enterprises. At Cadem, he was responsible for site, design, development and regulatory issues for proposed seniors' housing projects. From 1982 to 1983, Mr. Simmons served as vice president of Southern Management Services Corporation, where he was responsible for the development and operations of seniors' housing, assisted living, and skilled nursing facilities. He was also responsible for all regulatory issues with the State of Florida, Department of Insurance, and the current Agency for Health Care Administration regarding the licensing and regulation of continuing care retirement communities, nursing homes and assisted living facilities. Mr. Simmons attended Florida State University and the University of South Florida and was a founding member of the National Association of Senior Living Industries.

     Curtis B. McWilliams. Executive Vice President. Mr. McWilliams serves as Executive Vice President of CNL Health Care Advisors, Inc., the Advisor to the Company. Mr. McWilliams joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams serves as President of CNL American Properties Fund, Inc., an unlisted REIT, CNL Fund Advisors, Inc., CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From March 1997 to February 1999 Mr. McWilliams served as Executive Vice President of CNL American Properties Fund, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger corporate relationships. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     Jeanne A. Wall. Executive Vice President. Ms. Wall serves as Executive Vice President of CNL Health Care Advisors, Inc., the Advisor to the Company. Ms. Wall is also Executive Vice President of CNL American Properties Fund, Inc. and CNL Hospitality Properties, Inc., each of which is an unlisted REIT, and their advisors, CNL Fund Advisors, Inc. and CNL Hospitality Advisors, Inc., respectively. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987 she became a Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and investor communications. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997, and as Vice President of Commercial Net Lease Realty, Inc., a REIT listed on the New York Stock Exchange, from 1992 through 1997. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers.

     Lynn E. Rose. Secretary and Treasurer. Ms. Rose serves as Secretary, Treasurer and a director of CNL Health Care Advisors, Inc., the Advisor to the Company. Ms. Rose is also Secretary of CNL American Properties Fund, Inc. and Secretary and Treasurer of CNL Hospitality Properties, Inc., each of which is an unlisted REIT, and is Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc., the advisor of CNL Hospitality Properties, Inc. In addition, Ms. Rose serves as Secretary and a director of CNL Fund Advisors, Inc., the advisor of CNL American Properties Fund, Inc. Ms. Rose served as Treasurer of CNL Fund Advisors, Inc. from the date of its inception through June 30, 1997 and as Treasurer of CNL American Properties Fund, Inc. from the date of its inception to February 1999. Ms. Rose, a certified public accountant, has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc., since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Secretary and a director of CNL Realty Advisors, Inc. from its inception in 1991 through 1997, and as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a REIT listed on the New York Stock Exchange, from 1992 to February 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

Item 11.  Executive Compensation

         No annual or long-term compensation was paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the period December 22, 1997 (date of inception) through December 31, 1997 or during the year ended December 31, 1998. In addition, no executive officer of the Company received an annual salary or bonus from the Company during the fiscal year ended December 31, 1998. The Company's executive officers also are employees and executive officers of Advisor and receive compensation from CNL Group, Inc. in part for services in such capacities. See Item 13 for a description of the fees payable and expenses reimbursed to the Advisor.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 5, 1999, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than five percent of the Company's Common Stock, by each director and nominee, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors.

     Name and Address                   Number of Shares      Percent
     of Beneficial Owner               Beneficially Owned    of Shares

     Robert A. Bourne                          0                 --

     David W. Dunbar                           0                 --

     Edward A. Moses                           0                 --

     James M. Seneff, Jr.                  20,000 (1)           (2)

     Timothy S. Smick                          0                 --

     All directors and executive           20,000 (1)           (2)
     officers as a group (10 persons)


(1) Represents shares held by CNL Group, Inc., of which Mr. Seneff is Chief Executive Officer, Chairman of the Board of Directors, director and a principal stockholder

(2)  100 percent.

Item 13.  Certain Relationships and Related Transactions

     All of the executive officers of the Company are executive officers of the Advisor, a wholly owned subsidiary of CNL Group, Inc., of which Messrs. Seneff and Bourne are affiliates. In addition, Messrs. Seneff and Bourne and Ms. Rose and Ms. Wall are executive officers of CNL Securities Corp., the managing dealer of the Company's offering of shares of common stock, and a wholly owned subsidiary of CNL Group, Inc. Messrs. Seneff and Bourne are directors of the Company, the Advisor and CNL Securities Corp., and Ms. Rose is a director of the Advisor. Administration of the day-to-day operations of the Company is provided by the Advisor, pursuant to the terms of the Advisory Agreement. The Advisor also serves as the Company's consultant in connection with policy decisions to be made by the Company's Board of Directors, manages the Company's properties and renders such other services as the Board of Directors deems appropriate. The Advisor also bears the expense of providing the executive personnel and office space to the Company. The Advisor is at all times subject to the supervision of the Board of Directors of the Company and has only such functions and authority as the Company may delegate to it as the Company's agent.

     CNL Securities Corp. is entitled to receive selling commissions amounting to 7.5% of the total amount raised from the sale of Shares of common stock for services in connection with the offering of Shares, a substantial portion of which will be paid as commissions to other broker-dealers. For the year ended December 31, 1998, the Company had incurred $1,912 of such fees, the majority of which will be paid by CNL Securities Corp. as commissions to other broker-dealers. These fees will not be paid until subscriptions for at least 250,000 Shares ($2,500,000) have been obtained from the Offering.

     In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of Shares, a portion of which may be reallowed to other broker-dealers. For the year ended December 31, 1998, the Company had incurred $128 of such fees, the majority of which will be reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid. These fees will not be paid until subscriptions for at least 250,000 Shares ($2,500,000) have been obtained from the Offering.

     The Advisor is entitled to receive acquisition fees for services in identifying the properties and structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans equal to 4.5% of gross proceeds, loan proceeds from Permanent Financing and amounts outstanding on the Line of Credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases. For the year ended December 31, 1998, the Company had incurred $1,148 of such fees. These fees will not be paid until subscriptions for at least 250,000 Shares ($2,500,000) have been obtained from the Offering.

     The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of Shares) on a day-to-day basis. For the year ended December 31, 1998, the Company incurred a total of $196,184 for these services, including costs related to preparing and distributing reports required by the Securities and Exchange Commission. Such amounts will not be paid until subscriptions for at least 250,000 Shares ($2,500,000) have been obtained from the Offering.

     The Company has and will continue to incur certain costs in connection with the Offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company. For the year ended December 31, 1998, the Company had incurred $562,739 for such costs. Of this amount, $79,170 represents consulting fees and expenses paid to Daniel L. Simmons, who, prior to becoming an officer of the Company, served as a consultant to the Company from November 1997 to June 1998. Mr. Simmons currently serves as an Executive Vice President of the Company.

     All amounts incurred by the Company to affiliates of CNL Group, Inc. are believed by the Company to be fair and comparable to amounts that would be paid for similar services provided by unaffiliated third parties.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Stockholder's Equity for the year ended December 31, 1998, and the period December 22, 1997 (date of inception) through December 31, 1997

                  Notes to Financial Statements

         3.  Exhibits

                  3.1 CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation (Filed herewith.)

                  3.2      CNL Health Care Properties, Inc. Bylaws
                           (Filed herewith.)

                  4.1      Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of September 15, 1998, between CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. (Filed herewith.)

                  10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Phillip M. Anderson, Jr. dated February 19, 1999. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Daniel L. Simmons, Curtis B. McWilliams, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 (Filed herewith.)

                  27       Financial Data Schedule (Filed herewith.)

(b) No reports on Form 8-K were filed during the period October 1, 1998 through December 31, 1998.

         Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

         The Company has not sent an annual report for 1998 or proxy materials for its 1999 annual meeting of shareholders to security holders and has no present intention to do so.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 1999.

                              CNL HEALTH CARE PROPERTIES, INC.

                              By:      ROBERT A. BOURNE
                                       President (Principal Financial
                                       and Accounting Officer)

                                       /s/ Robert A. Bourne
                                       ------------------------
                                       ROBERT A. BOURNE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Signature                                    Title                                   Date


/s/ James M. Seneff, Jr.
---------------------------                Chairman   of  the  Board  and  Chief            February 19, 1999
James M. Seneff, Jr.                       Executive     Officer      (Principal
                                           Executive Officer)



/s/ Robert A. Bourne
---------------------------                Director  and  President   (Principal            February 19, 1999
Robert A. Bourne                           Financial and Accounting  Officer)



/s/ David W. Dunbar                        Independent Director                              February 19, 1999
---------------------------
David W. Dunbar



/s/ Timothy S. Smick                       Independent Director                              February 19, 1999
---------------------------
Timothy S. Smick



/s/ Edward A. Moses                        Independent Director                              February 19, 1999
---------------------------
Edward A. Moses


                                    EXHIBITS

                                  EXHIBIT INDEX


                  Exhibit Number

        3.1       CNL  Health  Care   Properties,   Inc.   Amended  and
                  Restated   Articles  of Incorporation (Filed herewith.)

        3.2       CNL Health Care Properties, Inc. Bylaws (Filed herewith.)

        4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

        10.1 Advisory Agreement, dated as of September 15, 1998, between CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. (Filed herewith.)

        10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Phillip M. Anderson, Jr. dated February 19, 1999. Each of the following director and/or officer has signed a substantially similar agreement as follows: James
                  M. Seneff, Jr., Robert A. Bourne, David W. Dunbar,  Timothy
                  S. Smick, Edward A. Moses, Daniel L. Simmons, Curtis B. McWilliams, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 (Filed herewith.)

        27        Financial Data Schedule (Filed herewith.)