Form 10-Q
period 1999-03-31
CNL HEALTH CARE PROPERTIES INC
filed 1999-05-11
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                             Commission file number
                                    333-47411

                        CNL Health Care Properties, Inc.
             (Exact name of registrant as specified in its charter)

         Maryland                           59-3491443
----------------------------           ----------------------
(State of other jurisdiction           (I.R.S. Employer
of incorporation or organization)       Identification No.)

400 E. South Street
Orlando, Florida                                32801
----------------------------           -------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number
(including area code)                       (407) 650-1000
                                       -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

20,000 shares of common stock, $.01 par value, outstanding as of May 6, 1999.

                                    CONTENTS




Part I                                                            Page

    Item 1.  Financial Statements:

              Balance Sheets                                      1

              Statements of Stockholder's Equity                  2

              Notes to Financial Statements                       3-5

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                   6-10

    Item 3.   Quantitative and Qualitative Disclosures
                  about Market Risk                               10


Part II

    Other Information                                             11

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                                 BALANCE SHEETS

                                             March 31,     December 31,
                                              1999             1998
                                         ---------------  ----------------

                           ASSETS

Cash                                           $    92           $   92
Deferred offering costs                      1,103,922          975,339
Other                                           11,205            1,148
                                         --------------     ------------

                                             1,115,219         $976,579
                                         ==============      ============

                LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
    Due to related parties                    $911,689         $685,372
    Accounts payable and accrued expenses        3,530           91,207
                                         --------------      ------------
       Total liabilities                       915,219          776,579
                                         --------------      ------------

Stockholder's equity:
    Preferred stock, without par value.
       Authorized and unissued
          3,000,000  shares                        --               --
    Excess shares,  $.01 par value per share.
       Authorized and unissued
          103,000,000  shares                      --               --
    Common stock, $.01 par value per share.
       Authorized 100,000 shares, issued and
       outstanding 20,000 shares                   200              200
    Capital in excess of par value             199,800          199,800
                                          --------------     ------------
                                               200,000          200,000
                                          --------------     ------------

                                            $1,115,219         $976,579
                                          ==============      ============












                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                        Quarter Ended March 31, 1999 and
                          Year Ended December 31, 1998



                                             Common stock            Capital in
                                        -----------------------
                                         Number         Par          excess of
                                        of Shares      value         par value          Total
                                        ----------    ---------     -------------    ------------


Balance at December 31, 1997               20,000         $200          $199,800        $200,000

Subscriptions received for common
    stock through public offering           2,550           26            25,474          25,500

Subscriptions held in escrow               (2,550 )        (26 )         (25,474 )       (25,500 )
                                        ----------     --------      ------------    ------------

Balance at December 31, 1998               20,000          200           199,800         200,000

Subscriptions received for common
    stock through public offering          22,350          224           223,276         223,500

Subscriptions held in escrow              (22,350 )       (224 )        (223,276 )      (223,500 )
                                        ----------     --------      ------------    ------------

Balance at March 31, 1999                  20,000         $200          $199,800        $200,000
                                        ==========     ========      ============    ============





















                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                     Quarters Ended March 31, 1999 and 1998


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

         The Company is in the development stage and has not begun operations.

         New Accounting Standard - In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which became effective for the Company January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of earnings. The Company plans to expense $20,000 of organization costs once it becomes operational. Management of the Company does not believe the adoption of this SOP will have a material effect on the Company's financial position.

2.       Deferred Offering Costs:

         The Company has and will continue to incur certain costs in connection with the offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by affiliates of the Company.

3.       Related Party Arrangements:

         Certain affiliates of the Company will receive fees and compensation in connection with the offering, and the acquisition, management, and sale of the assets of the Company.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 1999 and 1998


3.       Related Party Arrangements - Continued:

         CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering of the shares, a substantial portion of which will be paid as commissions to other broker-dealers. During the quarter ended March 31, 1999, the Company incurred $16,763 of such fees, of which $14,945 will be paid by CNL Securities Corp. as commissions to other broker-dealers. These fees will not be paid until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the offering.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 1999, the Company incurred $1,118 of such fee, the majority of which will be reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid. These fees will not be paid until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the offering.

         In addition, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing with the date the offering begins. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance.

         CNL Health Care Advisors, Inc. is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing of the shares on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance secured equipment leases. During the quarter ended March 31, 1999, the Company incurred $10,058 of such fees. Such fees are included in other assets at March 31, 1999. These fees will not be paid until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the offering.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 1999 and 1998


3.       Related Party Arrangements - Continued:

         CNL Health Care Advisors, Inc. and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering), on a day-to-day basis. For the quarters ended March 31, 1999 and 1998, $70,291 and $12,629, respectively, were classified as deferred offering costs for these services.

         Amounts due to related parties consisted of the following at:


                                                                        March 31,             December 31,
                                                                           1999                    1998
                                                                       --------------         ---------------


             Due to CNL Health Care Advisors, Inc.:
                  Expenditures incurred on behalf of the
                     Company                                                $599,587                $470,798
                  Accounting and administrative services                     281,677                 211,386
                  Acquisition fees                                            11,205                   1,148
                                                                      ---------------        ----------------
                                                                             892,469                 683,332
                                                                      ---------------        ----------------

             Due to CNL Securities Corp.:
                  Commissions                                                 17,975                   1,912
                  Marketing support and due diligence
                     expense reimbursement fee                                 1,245                     128
                                                                      ---------------        ----------------
                                                                              19,220                   2,040
                                                                      ---------------        ----------------

                                                                            $911,689                $685,372
                                                                      ===============        ================


4.       Subsequent Event:

         During the period April 1, 1999 through April 23, 1999, the Company received subscription proceeds of 65,699 shares ($656,990) of common stock.

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

Liquidity and Capital Resources

         A capital contribution of $200,000 from CNL Health Care Advisors, Inc. (the "Advisor") is the Company's sole source of capital until the Company sells the minimum number of 250,000 Shares ($2,500,000). As of April 23, 1999, subscription funds totalling $905,990 have been deposited with the escrow agent for the offering. Until subscription proceeds for the Company total at least $2,500,000 (250,000 Shares), the proceeds will be held in escrow. In the event subscriptions for at least 250,000 shares are not obtained by September 18, 1999, the subscriptions will be returned promptly with interest to investors.

         The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company plans to obtain a revolving line of credit initially in an amount up to $45,000,000 (the "Line of Credit"). The Company also plans to obtain permanent financing ("Permanent Financing"). Although the Board of Directors anticipates that the Line of Credit initially may be in the amount of $45,000,000 and the aggregate amount of any Permanent Financing shall not exceed 30% of the Company's total assets, the maximum amount the Company may borrow is 300% of the Company's net assets. The Company has engaged in preliminary discussions with potential lenders but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the
Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

         At March 31, 1999 and December 31, 1998, the Company's total assets were $1,115,219 and $976,579, respectively. The increase in total assets reflects deferred offering expenses incurred during the three months ended March 31, 1999.

         During the quarters ended March 31, 1999 and 1998, affiliates of the Company incurred $128,789 and $146,489, respectively, for certain organizational and offering expenses. As of March 31, 1999 and 1998, the Company owed affiliates $911,689 and $82,378, respectively, for such amounts, unpaid fees and administrative expenses. In the event the minimum offering proceeds are not received by the Company, the Company will have no obligation to repay such amounts. Further, the Advisor of the Company has agreed to pay all organizational and offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of the gross offering proceeds.

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

         As of March 31 1999, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         As of March 31, 1999, no significant operations had commenced because the Company was in its development stage. No operations will commence until such time as the Company has sold at least 250,000 Shares ($2,500,000). Management is not aware of any known trends or uncertainties, other than national economic conditions, which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of the Properties.

Year 2000 Compliance

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company does not have any information or non-information technology systems. The Advisor and affiliates of the Advisor provide all services requiring the use of information and non-information technology systems pursuant to an advisory agreement with the Company. The information technology system of the affiliates of the Advisor consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the Advisor are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the Advisor have no internally generated programmed software coding to correct, as substantially all of the software utilized by the Advisor and affiliates is purchased or licensed from external providers.

         In early 1998, the Advisor and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with Year 2000 compliance. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Company's Year 2000 ("Y2K") readiness consists of identifying any systems that are date sensitive and, accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Y2K problem.

         The information system of the Advisor and its affiliates is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's major vendors, financial institutions and transfer agent. The Company depends on its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the Advisor and affiliates. Although the Advisor continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Advisor cannot be assured that the financial institutions, transfer agent, other vendors and non-information technology system providers have adequately considered the impact of the Year 2000. The Advisor is not able to measure the effect on the operations of the Advisor and its affiliates of any third party's failure to adequately address the impact of the Year 2000.

         The Advisor and its affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the Advisor and its affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The Advisor expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999, although, the Advisor cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The Advisor does not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Company.

         The Advisor and affiliates have received certification from the Company's transfer agent of its Y2K compliance. Due to the material relationship of the Company with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the Advisor cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Y2K compliant, the worst case scenario of the Advisor would be that the Advisor would have to allocate resources to internally perform the functions of the transfer agent. The Advisor does not anticipate that the additional cost of these resources would have a material impact on the Company.

         Based upon the progress the Advisor and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the Advisor does not foresee significant risks associated with its Year 2000 compliance at this time. The Advisor plans to address its significant Y2K issues prior to being affected by them; therefore, it has not developed a comprehensive contingency plan. However, if the Advisor identifies significant risks related to its Year 2000 compliance or if its progress deviates from the anticipated timeline, the Advisor will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         Not applicable.

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

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  On February 19, 1999, at a special meeting in lieu of an annual meeting, the sole stockholder of the Registrant re-elected James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick and Edward A. Moses to serve as directors of the company.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           27.      Financial Data Schedule (Filed herewith.)

                  (b) No reports on Form 8-K were filed during the quarter ended
                      March 31, 1999.

                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this __th day of May, 1999.


                              CNL HEALTH CARE PROPERTIES, INC.


                                    By: /s/ James M. Seneff, Jr.
                                        -------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ Robert A. Bourne
                                        -------------------------------
                                        ROBERT A. BOURNE
                                        Director and President
                                        (Principal Financial and
                                        Accounting Officer)