Form 10-Q
period 1999-06-30
CNL HEALTH CARE PROPERTIES INC
filed 1999-08-05
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
       ------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                             Commission file number
                                    333-47411

                        CNL Health Care Properties, Inc.
              (Exact name of registrant as specified in its charter)

       Maryland                                        59-3491443
(State of other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

400 E. South Street
Orlando, Florida                                      32801
(Address of principal executive offices)            (Zip Code)
Registrant's telephone number
(including area code)                             (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

286,634 shares of common stock, $.01 par value, outstanding as of July 22, 1999.

                                    CONTENTS



Part I                                                            Page

    Item 1.    Financial Statements:

                   Balance Sheets                                 1

                   Statements of Stockholder's Equity             2

                   Notes to Financial Statements                  3-5

    Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  6-10

    Item 3.    Quantitative and Qualitative Disclosures
                   about Market Risk                              10


Part II

    Other Information                                             11-12

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                                 BALANCE SHEETS

                                                          June 30,             December 31,
                                                           1999                    1998
                                                       --------------         ----------------



                             ASSETS

Cash                                                     $       92                   $     92
Deferred offering costs                                   1,480,287                    975,339
Other                                                       112,063                      1,148
                                                     ---------------          -----------------

                                                         $1,592,442                   $976,579
                                                     ===============          =================

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
    Due to related parties                               $1,388,203                   $685,372
    Accounts payable and accrued expenses                     4,239                     91,207
                                                     ---------------          -----------------
       Total liabilities                                  1,392,442                    776,579
                                                     ---------------          -----------------

Stockholder's equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                --                         --
    Excess shares,  $.01 par value per share.
       Authorized and unissued  103,000,000  shares              --                         --
    Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued and
       outstanding 20,000 shares                                200                        200
    Capital in excess of par value                          199,800                    199,800
                                                     ---------------          -----------------
                                                            200,000                    200,000
                                                     ---------------          -----------------

                                                         $1,592,442                   $976,579
                                                     ===============          =================




                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                       Six Months Ended June 30, 1999 and
                          Year Ended December 31, 1998



                                                             Common stock
                                                      ---------------------------     Capital in
                                                        Number            Par         excess of
                                                       of Shares         value        par value           Total
                                                      ------------     ----------    -------------    --------------


Balance at December 31, 1997                              20,000         $  200       $  199,800        $  200,000

Subscriptions received for common
    stock through public offering                          2,550             26           25,474            25,500

Subscriptions held in escrow                              (2,550 )          (26 )        (25,474 )         (25,500 )
                                                    -------------    -----------   --------------    --------------

Balance at December 31, 1998                              20,000            200          199,800           200,000

Subscriptions received for common
    stock through public offering                        246,480          2,465        2,462,335         2,464,800

Subscriptions held in escrow                            (246,480 )       (2,465 )     (2,462,335 )      (2,464,800 )
                                                    -------------    -----------   --------------    --------------

Balance at June 30, 1999                                  20,000         $  200       $  199,800        $  200,000
                                                    =============    ===========   ==============    ==============





                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                          NOTES TO FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management, necessary to a fair statement of the results for the interim period presented. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Health Care Properties, Inc. (the "Company") for the year ended December 31, 1998.

         As of June 30, 1999, the Company was in the development stage and had not begun operations.

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

3.       Related Party Arrangements:

         Certain affiliates of the Company will receive fees and compensation in connection with the offering, and the acquisition, management and sale of the assets of the Company.

         CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering of the shares, a substantial portion of which will be paid as commissions to other broker-dealers. During the six months ended June 30, 1999, the Company incurred $184,860 of such fees, of which $165,381 will be paid by CNL Securities Corp. as commissions to other broker-dealers. The Company will not pay these fees until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the offering.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Related Party Arrangements - Continued:

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 1999, the Company incurred $12,324 of such fees, the majority of which will be reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid. The Company will not pay these fees until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the offering.

         In addition, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five-year period commencing with the date the offering begins. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance.

         CNL Health Care Advisors, Inc. is entitled to receive acquisition fees for services in finding, negotiating the leases of and acquiring properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing of the shares on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance secured equipment leases. During the six months ended June 30, 1999, the Company incurred $110,915 of such fees. Such fees are included in other assets at June 30, 1999. These fees will not be paid until subscriptions for at least 250,000 shares ($2,500,000) have been obtained from the offering.

         CNL Health Care Advisors, Inc. and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering), on a day-to-day basis. For the six months ended June 30, 1999 and 1998, $167,392 and $61,619, respectively, were classified as deferred offering costs for these services.

                        CNL HEALTH CARE PROPERTIES, INC.
                   (A Development Stage Maryland Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Related Party Arrangements - Continued:

         Amounts due to related parties consisted of the following at:

                                                                        June 30,              December 31,
                                                                          1999                    1998
                                                                     ----------------       -----------------

           Due to CNL Health Care Advisors, Inc.:
               Expenditures incurred on behalf of
                  the Company                                              $ 701,629               $ 470,798
               Accounting and administrative services                        378,778                 211,386
               Acquisition fees                                              112,063                   1,148
                                                                     ----------------       -----------------
                                                                           1,192,470                 683,332
                                                                     ----------------       -----------------

           Due to CNL Securities Corp.:
               Commissions                                                   183,282                   1,912
               Marketing support and due diligence
                  expense reimbursement fee                                   12,451                     128
                                                                     ----------------       -----------------
                                                                             195,733                   2,040
                                                                     ----------------       -----------------

                                                                          $1,388,203               $ 685,372
                                                                     ================       =================

4.     Subsequent Event:

       As of July 13, 1999, the Company had received aggregate subscription proceeds of $2,751,052, which exceeded the minimum offering amount of $2,500,000, and $2,526,052 of the funds were released from escrow. The remaining subscription proceeds of $225,000 (representing funds received from Pennsylvania investors) will be held in escrow until aggregate subscription proceeds total at least $7,775,000. As of July 22, 1999 the Company had received total subscription proceeds of $2,891,340, including $225,000 from Pennsylvania investors whose funds remained in escrow as of such date.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       CNL Health Care Properties, Inc. (the "Company") is a Maryland corporation that was organized December 22, 1997, to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis to operators of the Health Care Facilities. The Company may also provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately 5% to 10% of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. The aggregate principal amount of Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

       The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic fixed increases in base rent or increases in the base rent based on increases in consumer price indices over the terms of the leases, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying and remaining qualified as a real estate investment trust (a "REIT") for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) listing of the shares on a national securities exchange or over-the-counter market ("Listing"), or (b) the commencement of the orderly sale of the Company's assets, and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a REIT).

       Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, effective September 18, 1998, the Company registered for sale on aggregate of $155,000,000 of shares of common stock (the "Shares") (15,500,000 Shares at $10 per Share), 500,000 of such Shares available only to stockholders who elect to participate in the Company's reinvestment plan. The offering of Shares of the Company commenced on September 18, 1998, and will terminate no later than September 18, 1999, unless the Company elects to extend it to a date no later than September 18, 2000, in states that permit such extension. The Board of Directors may determine to engage in future offerings of common stock, up to the number of unissued authorized shares of common stock available.

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

Liquidity and Capital Resources

       During the period December 22, 1997 (date of inception) to June 30, 1999, a capital contribution of $200,000 from CNL Health Care Advisors, Inc. (the "Advisor") was the Company's sole source of capital.

       As of June 30, 1999, the Company had received subscription proceeds of $2,490,300 (249,030 Shares), which were being held in escrow until the Company received aggregate subscription proceeds of at least $2,500,000 from the offering. As of July 13, 1999, the Company had received aggregate subscription proceeds of $2,751,052, and $2,526,052 of the funds were released from escrow. Subscription proceeds from Pennsylvania investors which totalled $225,000 as of July 13, 1999 will be held in escrow until the Company receives aggregate subscription proceeds of at least $7,775,000. As of July 22, 1999, the Company had approximately $2,200,000 available to invest in Properties and Mortgage Loans following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees, organizational and offering expenses of approximately three percent, and acquisition fees.

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

       At June 30, 1999 and December 31, 1998, the Company's total assets were $1,592,442 and $976,579, respectively. The increase in total assets reflects deferred offering expenses and acquisition fees incurred during the six months ended June 30, 1999.

       During the six months ended June 30, 1999 and 1998, affiliates of the Company incurred $230,831 and $162,854, respectively, for certain organizational and offering expenses. As of June 30, 1999 and December 31, 1998, the Company owed affiliates $1,388,203 and $685,372, respectively, for such amounts, unpaid selling commissions, marketing support and due diligence expense reimbursement fees, and acquisition fees and administrative expenses. The Advisor of the Company has agreed to pay all organizational and offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of the gross offering proceeds.

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

       As of June 30, 1999, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

       Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

       As of June 30, 1999, no significant operations had commenced because the Company was in its development stage. No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on July 13, 1999. Management is not aware of any known trends or uncertainties, other than national economic conditions, which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of the Properties.

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

       In early 1998, the Advisor and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with Year 2000 compliance. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Company's Year 2000 ("Y2K") readiness consists of identifying any systems that are date sensitive and, accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the systems of the Advisor and affiliates could have a potential Y2K problem.

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

       The Advisor and its affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the Advisor and its affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The Advisor expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999; although, the Advisor cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The Advisor does not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Company.

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

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.  Inapplicable.

Item 2.        Changes in Securities and Use of Proceeds.

               (d)      The  information  required  by this item is set forth in
                        Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated by reference.

Item 3.        Defaults upon Senior Securities.  Inapplicable.

Item 4.        Submission of Matters to a Vote of Security Holders.  None.

Item 5.        Other Information.  Inapplicable.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)      Exhibits:

                        *3.1 CNL Health Care Properties, Inc. Articles of Incorporation

                        *3.2 Form of CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation

                        *3.3     Form of CNL Health Care Properties, Inc. Bylaws

                         4.1    CNL Health  Care  Properties,  Inc.  Articles of
                                Incorporation   (Filed   as   Exhibit   3.1  and
                                incorporated here by reference.)

                         4.2 Form of CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation (Filed as
                                Exhibit  3.2   and   incorporated    herein   by
                                reference.)

                         4.3 Form of CNL Health Care Properties, Inc. Bylaws (Filed as Exhibit 3.3 and incorporated herein by reference.)

                        *4.4   Form of Reinvestment Plan

                        *10.1 Form of Escrow Agreement between CNL Health Care Properties, Inc. and SouthTrust Asset Management Company of Florida, N.A.

                        *10.2  Form of Advisory Agreement

                        *10.3  Form of Joint Venture Agreement

                        *10.4  Form of Indemnification and Purchase Agreement

                        *10.5 Form of Unconditional Guaranty of Payment and Performance

                        *10.6  Form of Purchase Agreement

                        *10.7 Form of Lease Agreement including Rent Addendum, Construction Addendum and Memorandum of Lease

                        *10.8  Form of Reinvestment Plan

                        *10.9  Form of Indemnification Agreement

                         27    Financial Data Schedule (Filed herewith.)

               *Previously filed

               (b) No reports on Form 8-K were filed during the quarter ended
                   June 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DATED this 5th day of August, 1999.


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