Form 10-Q
period 1999-09-30
CNL HEALTH CARE PROPERTIES INC
filed 1999-11-05
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
       ------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              -------------------------- --------------------------

                             Commission file number
                                    333-47411
                       -----------------------------------

                        CNL Health Care Properties, Inc.
 ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Maryland 59-3491443
 ---------------------------          ------------------------
  (State of other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)

   450 South Orange Avenue
       Orlando, Florida                          32801
-----------------------------         -------------------------
(Address of principal
  executive offices)                          (Zip Code)

Registrant's telephone number
(including area code)                       (407) 650-1000
                                      --------------------------

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

432,460 shares of common stock, $.01 par value, outstanding as of November 2, 1999.

                                    CONTENTS



Part I                                                            Page

    Item 1.    Financial Statements:

                   Condensed Balance Sheets                       1

                   Condensed Statements of Operations             2

                   Condensed Statements of Stockholders' Equity   3

                   Condensed Statements of Cash Flows             4

                   Notes to Condensed Financial Statements        5-9

    Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  10-16

    Item 3.    Quantitative and Qualitative Disclosures
                   about Market Risk                              16


Part II

    Other Information                                             17-18

                        CNL HEALTH CARE PROPERTIES, INC.

                            CONDENSED BALANCE SHEETS



                                              September 30,            December 31,
                                                  1999                     1998
                                             ----------------         ----------------



                             ASSETS

Cash and cash equivalents                         $3,607,683                 $   92
Deferred offering costs                                   --                975,339
Other assets                                         272,422                  1,148
                                            -----------------       ----------------

                                                  $3,880,105               $976,579
                                            =================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Due to related parties                        $1,582,097               $685,372
    Accounts payable and accrued expenses              4,016                 91,207
                                            -----------------       ----------------
       Total liabilities                           1,586,113                776,579
                                            -----------------       ----------------

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000
       shares                                          --                       --
    Excess shares,  $.01 par value per share.
       Authorized and unissued 103,000,000
       shares                                          --                       --
    Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued and
       outstanding 411,899 and 20,000 shares,
       respectively                                   4,119                     200
    Capital in excess of par value                2,319,178                 199,800
    Accumulated deficit                             (29,305 )                   --
                                            -----------------       ----------------
                                            -----------------       ----------------
                                                  2,293,992                 200,000
                                            -----------------       ----------------

                                                 $3,880,105                $976,579
                                            =================       ================





                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                Quarter and Nine Months
                                                  Ended September 30,
                                                1999                1998
                                             -----------        ------------

Revenues:
    Interest income                             $31,845              $  --
                                             -----------        ------------

Expenses:
    General operating and administrative         24,690                 --
    Organizational costs                         20,000                 --
                                             -----------       ------------
                                                 44,690                 --
                                             -----------       ------------

Net Loss                                      $ (12,845 )            $  --
                                             ===========       ============

Loss Per Share of Common Stock
    (Basic and Diluted)                         $  (.04 )            $  --
                                             ===========       ============

Weighted Average Number of Shares of
    Common Stock Outstanding                    342,929                 --
                                             ===========       ============



                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                    Nine Months Ended September 30, 1999 and
                          Year Ended December 31, 1998



                                                Common stock
                                          --------------------------      Capital in
                                            Number           Par          excess of         Accumulated
                                           of Shares        value         par value           deficit             Total
                                          ------------    ----------     -------------    ----------------    --------------




Balance at December 31, 1997                  20,000         $  200       $  199,800            $     --         $  200,000

Subscriptions received for common
    stock through public offering              2,550             26           25,474                  --             25,500

Subscriptions held in escrow                  (2,550 )          (26 )        (25,474 )                --            (25,500 )
                                        -------------    -----------   --------------    ----------------   ----------------

Balance at December 31, 1998                  20,000            200          199,800                  --            200,000

Subscriptions received for common
    stock through public offering
    and distribution reinvestment plan       414,399          4,144        4,139,847                  --          4,143,991

Subscriptions held in escrow                 (22,500 )         (225 )       (224,775 )                --           (225,000 )

Stock issuance costs                              --             --       (1,795,694 )                --         (1,795,694 )

Net loss                                          --             --               --             (12,845 )          (12,845 )

Distributions declared and paid
    ($.050 per share)                             --             --               --             (16,460 )          (16,460 )
                                        -------------    -----------   --------------    ----------------   ----------------

Balance at September 30, 1999                411,899        $ 4,119      $ 2,319,178         $   (29,305 )      $ 2,293,992
                                        =============    ===========   ==============    ================   ================






                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             1999                 1998
                                                                        --------------        ------------



Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities                                      $ 31,845              $  --
                                                                       ---------------        ------------

   Cash Flows from Financing Activities:
      Subscriptions received from stockholders                              3,918,991                 --
      Distributions to stockholders                                           (16,460 )               --
      Reimbursement of stock issuance costs paid by
         related parties on behalf of the Company                                  --           (135,339 )
      Payment of stock issuance costs                                        (326,785 )          (64,569 )
                                                                       ---------------        ------------
           Net cash provided by (used in) financing activities              3,575,746           (199,908 )
                                                                       ---------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                        3,607,591            (199,908 )

Cash and Cash Equivalents at Beginning of Period                                   92             200,000
                                                                       ---------------        ------------

Cash and Cash Equivalents at End of Period                                 $3,607,683              $   92
                                                                       ===============        ============

Supplement Schedule of Non-Cash and Financing
Activities:

   Related  parties  paid  certain  acquisition,
     deferring  offering  and stock issuance costs
     on behalf of the Company as follows:
        Acquisition costs                                                    $ 74,630               $  --
        Deferred offering costs                                                    --             316,203
        Stock issuance costs                                                  363,682                  --
                                                                       ===============        ============
                                                                            $ 438,312           $ 316,203
                                                                       ===============        ============



                 See accompanying notes to financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management, necessary to a fair statement of the results for the interim period presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         New Accounting Standard - In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which became effective for the Company January 1, 1999. This SOP requires start-up and organization costs to be expensed as incurred and also requires previously deferred start-up costs to be recognized as a cumulative effect adjustment in the statement of earnings. During the nine months ended September 30, 1999, the Company expensed $20,000 of organization costs.

         The Company was a development stage enterprise from December 22, 1997 through July 13, 1999. Since operations had not begun, activities through July 13, 1999, were devoted to organization of the Company.

         Earnings per share are calculated based upon the weighted average number of shares of common stock outstanding during the period the Company was operational. The weighted average number of shares of common stock outstanding for the period July 14, 1999 through September 30, 1999, was 342,929.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Health Care Properties, Inc. (the "Company") for the year ended December 31, 1998.

2.       Other Assets:

         Other assets at September 30, 1999, consisted of acquisition fees and miscellaneous acquisition expenses which will be allocated to future properties and miscellaneous prepaid expenses.

                        CNL HEALTH CARE PROPERTIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 1999 and 1998


3.       Stock Issuance Costs:

         The Company has incurred certain expenses associated with its offerings of shares, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Preliminary costs incurred prior to raising capital were advanced by the affiliates of the Company. CNL Health Care Advisors, Inc. (the "Advisor") has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the current offering.

         During the nine months ended September 30, 1999 and the year ended December 31, 1998, the Company incurred $838,355 and $875,009, respectively in organizational and offering costs, including $329,479 and $2,040, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 5). These amounts have been treated as stock issuance costs and have been charged to stockholders' equity subject to the three percent cap described above.

4.       Distributions:

         For the nine months ended September 30, 1999, approximately 44 percent of the distributions paid to stockholders were considered ordinary income and approximately 56 percent a return of capital for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

5.       Related Party Arrangements:

         Certain affiliates of the Company will receive fees and compensation in connection with the offering, and the acquisition, management and sale of the assets of the Company.

         CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering of the shares, a substantial portion of which will be paid as commissions to other broker-dealers. During the nine months ended September 30, 1999, the Company incurred $292,012 of such fees, of which $281,140 were or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

                        CNL HEALTH CARE PROPERTIES, INC.

           Quarters and Nine Months Ended September 30, 1999 and 1998


5.       Related Party Arrangements - Continued:

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 1999, the Company incurred $19,467 of such fees, the majority of which will be reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid.

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

         The Advisor is entitled to receive acquisition fees for services in connection with finding, negotiating the leases of and acquiring properties on behalf of the Company equal to 4.5% of gross proceeds, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing of the shares on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance secured equipment leases. During the nine months ended September 30, 1999, the Company incurred $175,207 of such fees. Such fees are included in other assets at September 30, 1999.

         The Company has incurred operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor is required to reimbursed the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year"), the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap").

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering), on a day-to-day basis.

                        CNL HEALTH CARE PROPERTIES, INC.

           Quarters and Nine Months Ended September 30, 1999 and 1998


5.       Related Party Arrangements - Continued:

         The expenses incurred for these services were classified as follows for the nine months ended September 30:


                                                                          1999                    1998
                                                                     ----------------       -----------------


           Deferred offering costs                                             $  --                $106,779
           Stock issuance costs                                              256,795                      --
           General operating and administrative
               expenses                                                        9,808                       --
                                                                     ----------------       -----------------

                                                                            $266,603                $106,779
                                                                     ================       =================

         Amounts due to related parties consisted of the following at:

                                                                      September 30,           December 31,
                                                                          1999                    1998
                                                                     ----------------       -----------------

           Due to the Advisor:
               Expenditures incurred on behalf of
                  the Company                                              $ 853,122               $ 470,798
               Accounting and administrative services                        477,989                 211,386
               Acquisition fees and expenses                                 250,986                   1,148
                                                                     ----------------       -----------------
                                                                           1,582,097                 683,332
                                                                     ----------------       -----------------

           Due to CNL Securities Corp.:
               Commissions                                                        --                   1,912
               Marketing support and due diligence
                  expense reimbursement fee                                       --                     128
                                                                     ----------------       -----------------
                                                                                  --                   2,040
                                                                     ----------------       -----------------

                                                                          $1,582,097               $ 685,372
                                                                     ================       =================



                        CNL HEALTH CARE PROPERTIES, INC.

           Quarters and Nine Months Ended September 30, 1999 and 1998


6.     Subsequent Event:

       During the period October 1, 1999 through October 25, 1999, the Company received subscription proceeds for an additional 32,060 shares ($320,605) of common stock. As of October 25, 1999, the Company had received total subscription proceeds of $4,464,596, including $225,000 from Pennsylvania investors whose funds will be held in escrow until aggregate subscription proceeds total at least $7,775,000.

      On October 1, 1999, the Company declared distributions totalling $10,372, or $0.025 per share of common stock, payable in December 1999, to stockholders of record on October 1, 1999.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following information, including, without limitation, the Year 2000 Compliance disclosure, that are not historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, continued availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to identify suitable investments, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward looking statements to reflect any future events or circumstances.

Introduction

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

Liquidity and Capital Resources

       Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, effective September 18, 1998, the Company registered for sale an aggregate of $155,000,000 of shares of common stock (the "Shares") (15,500,000 Shares at $10 per Share), 500,000 of such Shares available only to stockholders who elect to participate in the Company's reinvestment plan. In accordance with the Company's prospectus, the Company has elected to extend the offering of shares until a date no later than September 18, 2000. The Board of Directors may determine to engage in future offerings of common stock, up to the number of unissued authorized shares of common stock available.

       The managing dealer of the offering of Shares of the Company is CNL Securities Corp., an affiliate of the Company.

       As of July 13, 1999, the Company had received aggregate subscription proceeds of $2,751,052 (275,105 Shares), which exceeded the minimum offering amount of $2,500,000, and $2,526,052 of the funds were released from escrow. The remaining subscription proceeds of $225,000 (representing funds received from Pennsylvania investors) will be held in escrow until the Company receives aggregate subscriptions of at least $7,775,000.

       As of October 25, 1999, the Company had received aggregate subscription proceeds of $4,464,596 (446,460 Shares), including $4,164 (416 Shares) through its distribution reinvestment plan and $225,000 from Pennsylvania investors. As of October 25, 1999, the Company had approximately $3,560,000 available to invest in Properties and Mortgage Loans following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees, organization and offering expenses of approximately three percent, and acquisition fees.

       The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company plans to obtain a revolving line of credit initially in an amount up to $45,000,000 (the "Line of Credit"). The Company also plans to obtain permanent financing ("Permanent Financing"). Although the Board of Directors anticipates that the Line of Credit initially may be in the amount of $45,000,000, the maximum amount the Company may borrow is 300% of the Company's net assets. In addition, the Board of Directors does not anticipate that the aggregate amount of Permanent Financing will exceed 30% of the Company's total assets. The Company has engaged in preliminary discussions with potential lenders but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

       Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as properties suitable for acquisition are located or to fund Mortgage Loans. At September 30, 1999, the Company had $3,607,683 invested in such short-term investments as compared to $92 at December 31, 1998. The increase in the amount invested in short-term investments reflects subscription proceeds received from the sale of Shares during the nine months ended September 30, 1999. These funds will be used primarily to purchase Properties, to make Mortgage Loans, to pay organizational and offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

       During the nine months ended September 30, 1999 and 1998, affiliates of the Company incurred on behalf of the Company $363,682 and $316,203, respectively, for certain organizational and offering expenses. In addition, during the nine months ended September 30, 1999, affiliates of the Company incurred on behalf of the Company $74,630 for certain acquisition expenses and $18,642 for certain operating expenses. As of September 30, 1999, the Company owed the Advisor $1,582,097 for such amounts, unpaid fees and administrative expenses (including accounting; financial, tax and regulatory compliance and reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations). The Advisor has agreed to pay or reimburse to the Company all organization and offering expenses in excess of three percent of gross offering proceeds.

       Since the commencement of the Company's public offering through September 30, 1999, approximately $313,519 has been incurred by the Company in selling commissions, marketing support and due diligence reimbursement fees to related parties, the majority of which was subsequently paid to unrelated third parties. In addition, since the commencement of the Company's public offering through September 30, 1999, the Company has reimbursed affiliates approximately $135,339 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the offering.

       During the nine months ended September 30, 1999, the Company generated cash from operations of $31,845. Based on cash from operations the Company declared and paid distributions to its stockholders of $16,460 during the period July 14, 1999 (the date the Company commenced operations) through September 30, 1999. No distributions were paid or declared for the nine months ended September 30, 1998. On October 1, 1999, the Company declared distributions to stockholders of record on October 1, 1999, totalling $10,372 ($0.025 per share), payable in December 1999.

       For the nine months ended September 30, 1999, approximately 44 percent of the distributions received by stockholders were considered to be ordinary income and approximately 56 percent a return of capital for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of September 30, 1999 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital.

       Due to anticipated low ongoing operating expenses, rental income expected to be obtained from Properties after they are acquired, the fact that the Line of Credit and Permanent Financing have not been obtained and that the Company has not entered into Mortgage Loans or Secured Equipment Leases, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

       As of September 30, 1999, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

Results of Operations

       No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on July 13, 1999. The Company did not acquire any Properties or enter into any Mortgage Loans during the nine months ended September 30, 1999.

       During the nine months ended September 30, 1999, the Company earned $31,845 in interest income from investments in money market accounts. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

       Operating expenses were $44,690 for the nine months September 30, 1999. Operating expenses represent only a portion of operating expenses which the Company is expected to incur during a full nine month period in which the Company owns Properties or in which the Company is operational. The dollar amount of operating expenses is expected to increase as the Company acquires Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires Properties and invests in Mortgage Loans.

       The Company has incurred operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor is required to reimbursed the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year"), the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap").

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

         The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

         The Company does not have any information or non-information technology systems. The Advisor and affiliates of the Advisor provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Company. The information technology system of the affiliates of the Advisor consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of affiliates of the Advisor are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the Advisor have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers.

The Y2K Team

         In early 1998, the affiliates of the Advisor formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of members from the Advisor and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of systems used by the Company could have a potential year 2000 problem.

         The information system of the affiliates of the Advisor is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

         In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Company has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Company's transfer agent and financial institutions. The Company depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

         As of September 30, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Company has third party relationships regarding their year 2000 compliance, the Advisor cannot be assured that the third parties have adequately considered the impact of the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades of hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of software applications that were not year 2000 compliant, although the Advisor cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

         The cost for these upgrades and other remedial measures is the responsibility of the Advisor and its affiliates. The Advisor does not expect that the Company will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Company of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Company

         The Advisor believes that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Company is the failure of one or more of these systems as a result of year 2000 problems. Because the Company's major source of income will be rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Company is not expected to have a material impact on the results of operations of the Company. Even if such systems failed, if the Company owned Properties, the payment of rent under the Company's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the Advisor and its affiliates before the year 2000.

         The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Company, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Company Records

         The Advisor believes that the reasonably likely worst case scenario with regard to the Company's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Company. This could result in the inability of the Company to accurately identify its stockholders for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Company's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the Advisor cannot be assured that the transfer agent has addressed all possible year 2000 issues.

         The Y2K Team has developed a contingency plan pursuant to which the Advisor and its affiliates would maintain the records of the Company manually, in the event that the systems of the transfer agent are not year 2000 compliant. The Advisor and its affiliates would have to allocate resources to internally perform the functions of the transfer agent. The Advisor does not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Company.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

         The Advisor believes that the reasonably likely worst case scenario with regard to the Company's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Company's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the Advisor cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Company's ability to pay its expenses on a current basis. The Advisor does not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Company.

         Based upon the responses received from the Company's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

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

               (a) Exhibits:

                   *3.1     CNL Health Care Properties, Inc. Articles of
                            Incorporation

                   *3.2 Form of CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation

                   *3.3     Form of CNL Health Care Properties, Inc. Bylaws

                    4.1    CNL Health  Care  Properties,  Inc.  Articles  of
                           Incorporation   (Filed   as   Exhibit   3.1   and
                           incorporated herein by reference.)

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

                   *10.7 Form of Lease Agreement including Rent Addendum, Construction Addendum and Memorandum of Lease

                   *10.8  Form of Reinvestment Plan

                   *10.9  Form of Indemnification Agreement

                    27    Financial Data Schedule (Filed herewith.)

               *Previously filed

               (b) No reports on Form 8-K were filed  during the quarter  ended
                   September  30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               DATED this 5th day of November, 1999.


                                  CNL HEALTH CARE PROPERTIES, INC.

                                    By: /s/ James M. Seneff, Jr.
                                        ------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ Robert A. Bourne
                                        ------------------------------
                                        ROBERT A. BOURNE
                                        Director and President
                                        (Principal Financial and
                                        Accounting Officer)