Form 10-Q/A
period 1999-09-30
CNL HEALTH CARE PROPERTIES INC
filed 1999-11-23
CIK 1055264

FORM 10-Q/A

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

The Form 10-Q of CNL Health Care Properties, Inc. for the quarter and nine months ended September 30, 1999, is being amended in order to revise the disclosure regarding distributions to stockholders. The correction affects Part I, Item I, Financial Statements and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; therefore, these sections are amended to read as follows.

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

4.       Distributions:

         For the nine months ended September 30, 1999, 100 percent of the distributions paid to stockholders were considered ordinary income for federal income tax purposes. No amounts distributed to the stockholders for the nine months ended September 30, 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

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

         For the nine months ended September 30, 1999, 100 percent of the distributions received by stockholders were considered to be ordinary income for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of September 30, 1999 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' 8% return on their invested capital.

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

               DATED this 23rd day of November, 1999.


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