Form 10-K
period 1999-12-31
CNL HEALTH CARE PROPERTIES INC
filed 2000-02-18
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                             450 South Orange Avenue
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 650-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of exchange on which registered:
        None                                       Not Applicable

                             Securities  registered pursuant to Section 12(g) of
the Act:

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     Aggregate market value of the common stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share. Based on the $10 offering price of the shares, $5,632,349 of our common stock was held by non-affiliates as of February 7, 2000.

     The number of shares of common stock outstanding as of February 7, 2000 was 583,235.

                                     PART I

Item 1.  Business

     CNL Health Care Properties, Inc. is a corporation which was organized pursuant to the laws of the state of Maryland on December 22, 1997. In order for CNL Health Care Properties, Inc. to operate as an umbrella partnership real estate investment trust (UPREIT), certain subsidiaries were formed in 1999. CNL Health Care GP Corp. and CNL Health Care LP Corp. are wholly owned subsidiaries of CNL Health Care Properties, Inc., each of which were organized pursuant to the laws of the state of Delaware in December 1999. CNL Health Care Partners, LP is a Delaware limited partnership (the "Partnership") formed in December 1999. CNL Health Care GP Corp. and CNL Health Care LP Corp. are the general and limited partners, respectively, of CNL Health Care Partners, LP. Properties acquired are generally expected to be held by the Partnership and, as a result, owned by CNL Health Care Properties, Inc. through the Partnership. The terms "Company" or "Registrant" include CNL Health Care Properties, Inc. and its subsidiaries, CNL Health Care GP Corp., CNL Health Care LP Corp. and CNL Health Care Partners, LP. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

     Beginning in September 1998, the Company offered for sale up to $155,000,000 of shares of common stock (the "Shares") (15,500,000 shares at $10 per share) (the "Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective September 18, 1998. As of December 31, 1999, the Company had received subscription proceeds of $5,435,283 (543,528 shares) from the Offering, including $12,540 (1,254 shares) through the distribution reinvestment plan (the "Reinvestment Plan") provided under the Company's registration statement and $235,000 (23,500 shares) from Pennsylvania investors which will be held in escrow until the Company receives aggregate subscriptions of at least $7,775,000. In accordance with the Company's prospectus, the Company has elected to extend the Offering until a date no later than September 18, 2000.

     The Company has been formed primarily to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis to operators of Health Care Facilities. Under the Company's triple-net leases, the lessee will be responsible for repairs, maintenance, property taxes, utilities, and insurance. The Company also may offer mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities secured by real estate owned by the borrower. However, because it prefers to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of approximately 5% to 10% of the Company's total assets. The Company expects that the interest rate and terms of the Mortgage Loans will be similar to those of its leases. To a lesser extent, the Company also may offer furniture, fixtures and equipment ("Equipment") financing to operators of Health Care Facilities through loans or direct financing leases (collectively, the "Secured Equipment Leases"). The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10% of the Company's total assets. As of February 7, 2000, the Company had not yet acquired any Properties, made any Mortgage Loans or entered into any Secured Equipment Leases, nor had any Properties, Mortgage Loans or Secured Equipment Leases been identified for investment.

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

     In deciding the precise timing and terms of Property sales, CNL Health Care Corp., formerly known as CNL Health Care Advisors, Inc., which acts as the advisor to the Company, will consider factors such as national and local market conditions, potential capital appreciation, cash flows, and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties by the Company, purchase money obligations may be taken by the Company as part payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

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

Leases

     As of December 31, 1999, the Company had not entered into any commitment for an acquisition of a Property. However, leases entered into in the future are expected to be triple-net leases, which means that the tenants generally will be required to pay all repairs, maintenance, property taxes, utilities, and insurance. The tenants also will be required to pay for special assessments, sales and use taxes, and the cost of any renovations permitted under the leases. The Company will purchase Properties either directly or indirectly through a joint venture, partnership, or a subsidiary.

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

Certain Management Services

     Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, CNL Health Care Corp. (the "Advisor") provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the line of credit (the "Line of Credit") and Secured Equipment Leases, collecting rental, Mortgage Loan and Secured Equipment Lease payments, inspecting the Properties and the tenants' books and records, and responding to tenants inquiries and notices. The Advisor also will provide information to the Company about the status of the leases, the Properties, the Mortgage Loans, the Secured Equipment Leases, the Line of Credit and the permanent financing. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor will receive an asset management fee, which is payable monthly in an amount equal to one-twelfth of
 .60% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value") plus one-twelfth of .60% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a secured equipment lease servicing fee, payable out of the proceeds of the borrowings, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee"). For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receives a fee equal to 4.5% of gross proceeds from the offering, loan proceeds from permanent financing (the "Permanent Financing") and amounts outstanding on the Line of Credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases.

     The Advisory Agreement continues until September 15, 2000, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by each party.

Borrowing

     The Company plans to obtain a revolving Line of Credit initially in an amount up to $45,000,000, and may, in addition, also obtain Permanent Financing to acquire assets and to pay certain fees. The Line of Credit may be increased at the discretion of the Board of Directors. The Line of Credit may be repaid with offering proceeds, working capital or Permanent Financing. The Board of Directors anticipates that the Permanent Financing will not exceed 30% of the Company's total assets. However, in accordance with the Company's Articles of Incorporation, the aggregate maximum amount the Company may borrow is 300% of the Company's net assets (as defined in the Company's prospectus). The Company has engaged in discussions with a potential lender, but has not yet received a commitment for the Line of Credit or any Permanent Financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms. The Board of Directors may elect to encumber assets in connection with any borrowing.

Competition

     The Company anticipates that it will compete with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to banks and insurance companies, many of which will have greater financial resources than the Company, in the acquisition, leasing and financing of Health Care Facilities. Further, non-profit entities are particularly suited to make investments in senior care facilities because of their ability to finance acquisitions through the issuance of tax-exempt bonds, providing non-profit entities with a relatively lower cost of capital as compared to for-profit purchasers. In addition, in certain states, health care facilities owned by non-profit entities are exempt from taxes on real property. As profitability increases for investors in health care properties, competition among investors likely will become increasingly intense.

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


Item 3.  Legal Proceedings

     Neither the Company, nor any of its subsidiaries, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of February 7, 2000, there were 258 stockholders of record of common stock. There is no currently public established trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within ten years of commencement of the offering of Shares, there is no assurance that one will develop and it is not known at this time if a public market for the Shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholders' Shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such Shares presented for redemption for cash to the extent it has sufficient funds available. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. There is no assurance that there will be sufficient funds available for redemption and, accordingly, a stockholders' Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. Stockholders who wish to have their distributions used to acquire additional Shares (to the extent Shares are available for purchase), may do so pursuant to the Company's Reinvestment Plan.

         As of December 31, 1999, the offering price per Share was $10.

         The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the year ended December 31, 1999, the Company declared cash distributions of $50,404 to stockholders. For federal income tax purposes, 100 percent of distributions paid in 1999 were considered to be ordinary income. No amounts distributed to stockholders for the year ended December 31, 1999, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. As indicated in the chart below, these distributions were declared for each month following the first admission of stockholders to the Company.

                                                Distributions
   Record Date (1)       1999 Distribution        per Share
  ----------------       -----------------     ----------------

       August 1            $  7,422                   $0.025
    September 1               9,038                    0.025
      October 1              10,373                    0.025
     November 1              11,289                    0.025
     December 1              12,282                    0.025
                           --------                   ------
     Total                  $50,404                   $0.125
                            =======                   ======

(1)      For the period  December 22, 1997 (date of inception)  through July 13,
         1999,  the  Company  did  not  make  any  cash   distributions  because
         operations had not commenced.

         On January 1, 2000 and February 1, 2000, the Company declared distributions to stockholders totalling $13,501 and $14,530, respectively, ($0.025 per Share) payable in March 2000, to stockholders of record on January 1, 2000 and February 1, 2000, respectively.

         The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

(b) The information required by this item is set forth in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated by reference. Item 6. Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8 hereof.

                                                            1999 (1)        1998 (2)    1997 (2) (3)
                                                          -----------      ---------   --------------


Year Ended December 31:
    Revenues                                                $86,231    $         --      $         --
    General operating and administrative expenses            79,621               --               --
    Organizational costs                                     35,000               --               --
    Net loss                                                (28,390)             --               --
    Cash distributions declared                              50,404              --                --
    Cash from operations                                     12,851               --               --
    Funds from operations (4)                               (28,390)              --               --
    Loss per share                                             (.07)              --               --
    Cash distributions declared per share                      .125               --               --

    Weighted average number of shares outstanding (5)       412,713               --               --

At December 31:
    Total assets                                         $5,088,560         $976,579         $280,330
    Total stockholders' equity (6)                        3,292,137          200,000          200,000


     (1) No operations commenced until the Company received minimum offering proceeds of $2,500,000 and funds were released from escrow on July 14, 1999.

     (2) No significant operations had commenced because the Company was in its development stage.

     (3) Selected financial data for 1997 represents the period December 22, 1997 (date of inception) through December 31, 1997.

     (4) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of NAREIT and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying financial statements and notes thereto.

     (5) The weighted average number of Shares outstanding is based upon the period the Company was operational.

     (6) Includes subscriptions of $5,435,283 received, net of stock issuance costs of $2,029,352, and excludes subscriptions from Pennsylvania investors. Stock issuance costs consist of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses. The ratio of stock issuance costs to subscriptions received was 1:3 during 1999. The Company's Advisor has agreed to pay all organizational and offering expenses which exceed 3% of the gross offering proceeds received from the sale of Shares of the Company.

     (7) For the year ended December 31, 1999, operating expenses incurred by the Company as a percentage of net income, each term as defined in the Company's prospectus was 280.5 percent. In accordance with the Company's Prospectus, to the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2% of average invested assets or 25% of net income (the "2%/25% Guidelines"), the Advisor shall reimburse the Company within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by the Company exceed the 2%/25% Guidelines. As of December 31, 1999, net offering proceeds had been invested in short term, highly liquid investment pending investment in Properties and Mortgage Loans. Therefore, operating expenses as a percentage of average invested assets, as defined in the Company's Prospectus, is not applicable. Due to the fact that the Company commenced operations in July 1999, the Advisor will be required to reimburse the Company any amounts in excess of the Expense Cap commencing with the Expense Year ending June 30, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of proceeds from the Company's offering, the ability of the Company to obtain a line of credit or permanent financing on satisfactory terms, the ability of the Company to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Introduction

         CNL Health Care Properties, Inc. is a Maryland corporation that was organized on December 22, 1997. CNL Health Care GP Corp. and CNL Health Care LP Corp. are wholly owned subsidiaries of CNL Health Care Properties, Inc., organized in Delaware in December 1999. CNL Health Care Partners, LP is a Delaware limited partnership formed in December 1999. CNL Health Care GP Corp. and CNL Health Care LP Corp. are the general and limited partner, respectively, of CNL Health Care Partners, LP. Assets acquired are expected to be held by CNL Health Care Partners, LP and, as a result, owned by CNL Health Care Properties, Inc. through the partnership. The term "Company" includes CNL Health Care Properties, Inc. and its subsidiaries, CNL Health Care GP Corp., CNL Health Care LP Corp. and CNL Health Care Partners, LP.

         The Company was formed to acquire Properties related to health care and seniors' housing facilities located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis. The Company may also provide Mortgage Loans to operators of Health Care Facilities in the aggregate principle amount of approximately 5% to 10% of the Company's total assets. The Company also may offer Secured Equipment Leases to operators of Health Care Facilities. The aggregate principal amount of Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

         The Company's primary investment objectives are to preserve, protect, and enhance the Company's assets while (i) making distributions commencing in the initial year of Company operations; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions) and providing protection against inflation through automatic fixed increases in base rent or increases in the base rent based on increases in consumer price indices, over the terms of the leases, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) qualifying and remaining qualified as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment within five to ten years after commencement of the offering, either in whole or in part, through (a) Listing of the Shares or (b) the commencement of the orderly sale of the Company's assets, and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objective of qualifying as a REIT).

Liquidity and Capital Resources

         During the period December 22, 1997 (date of inception) through December 31, 1998, a capital contribution of $200,000 from the Advisor was the Company's sole source of capital. Until the Company sold the minimum number of 250,000 Shares ($2,500,000), subscription funds were deposited with the escrow agent for the offering of Shares.

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, effective September 18, 1998, the Company registered for sale an aggregate of $155,000,000 of shares of common stock (the "Shares") (15,500,000 Shares at $10 per Share), 500,000 of such Shares available only to stockholders who elect to participate in the Company's Reinvestment Plan. In accordance with the Company's prospectus, the Company has elected to extend the offering of shares until a date no later than September 18, 2000. The Board of Directors may determine to engage in future offerings of common stock, up to the number of unissued authorized shares of common stock.

         On July 14, 1999, the Company had received aggregate subscription proceeds of $2,751,052 (275,105 Shares), which exceeded the minimum offering amount of $2,500,000, and $2,526,052 of the funds were released from escrow. The remaining subscription proceeds of $225,000 (representing funds received from Pennsylvania investors) will be held in escrow until the Company receives aggregate subscriptions of at least $7,775,000.

         As of December 31, 1999, the Company had received aggregate subscription proceeds of $5,435,283 (543,528 Shares), including $12,540 (1,254 Shares) through its distribution reinvestment plan and $235,000 from Pennsylvania investors. As of December 31, 1999, the Company had approximately $4,368,000 available to invest in Properties and Mortgage Loans following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees, organization and offering expenses of approximately three percent, and acquisition fees.

         As of February 7, 2000, the Company had received subscription proceeds (excluding the capital contribution from the Advisor and subscriptions from Pennsylvania investors) of $5,632,349 (563,235 Shares) from its offering of Shares. As of February 7, 2000, net proceeds to the Company from its offering of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses totalled approximately $4,521,000. As of February 7, 2000, the Company had not acquired any Properties or entered into any Mortgage Loans.

         The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company plans to initially obtain a revolving Line of Credit in an amount up to $45,000,000. The Company also plans to obtain permanent financing. Although the Board of Directors anticipates that the line of credit initially will be in the amount of $45,000,000 and the aggregate amount of any Permanent Financing will not exceed 30% of the Company's total assets, the maximum amount the Company may borrow is 300% of the Company's net assets. The Company has engaged in discussions with potential lenders but has not yet received a commitment for the Line of Credit or any permanent financing and there is no assurance that the Company will obtain the Line of Credit or any Permanent Financing on satisfactory terms.

         Properties are expected to be leased on a long-term, triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed the Company's operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by management.

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 1999, the Company had $4,744,222 invested in such short-term investments as compared to $92 at December 31, 1998. The increase in the amount invested in short-term investments reflects subscriptions proceeds received from the sale of Shares during the year ended December 31, 1999. These funds will be used primarily to purchase Properties, to make Mortgage Loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

         During the years ended December 31, 1999 and 1998 and the period December 22, 1997 (date of inception) through December 31, 1997, affiliates of the Company incurred on behalf of the Company $421,878, $562,739 and $43,398, respectively, for certain organizational and offering expenses. In addition, during the year ended December 31, 1999, affiliates of the Company incurred $98,206 for certain acquisition expenses and $41,307 for certain operating expenses on behalf of the Company. As of December 31, 1999 and 1998, the Company owed the Advisor and its affiliates $1,775,256 and $685,372, respectively, for such amounts, unpaid fees and administrative expenses. The Advisor has agreed to pay or reimburse the Company all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds.

         Since the commencement of the Company's public offering through December 31, 1999, approximately $416,023 has been incurred by the Company in selling commissions, marketing support and due diligence reimbursement fees to related parties, the majority of which were subsequently paid to unrelated broker-dealer firms. In addition, since the commencement of the Company's public offering through December 31, 1999, the Company has reimbursed affiliates approximately $135,339 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the offering.

         During the year ended December 31, 1999, the Company generated cash from operations (which includes interest received less cash paid for operating expenses) of $12,851. Based on current and anticipated future cash from operations the Company declared distributions to its stockholders of $50,404 during the period July 14, 1999 (the date operations commenced) through December 31, 1999. No distributions were paid or declared for the period December 22, 1997 (date of inception) through July 13, 1999 because operations had not commenced. On January 1, 2000 and February 1, 2000, the Company declared distributions to stockholders of record on January 1, 2000 and February 1, 2000, totalling $13,501 and $14,530, respectively, ($0.025 per share), payable in March 2000. For the year ended December 31, 1999, 100 percent of the distributions received by stockholders were considered to be ordinary income for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of February 7, 2000, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

         As of February 7, 2000, the Company had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Company or that a particular Mortgage Loan or Secured Equipment Lease would be funded. The number of Properties to be acquired and Mortgage Loans to be invested in will depend upon the amount of net offering proceeds and loan proceeds available to the Company. The amount invested in Secured Equipment Leases is not expected to exceed 10% of the Company's total assets.

         Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Results of Operations

         No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on July 14, 1999. The Company did not acquire any Properties or enter into any Mortgage Loans during the year ended December 31, 1999.

         During the year ended December 31, 1999, the Company earned $86,231 in interest income from investments in money market accounts. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Operating expenses were $114,621, including organizational expenses of $35,000, for the year ended December 31, 1999. Operating expenses represent only a portion of operating expenses which the Company is expected to incur during a full year in which the Company owns Properties or in which the Company is operational. The dollar amount of operating expenses is expected to increase as the Company acquires Properties and invests in Mortgage Loans. Organizational expenses represent the cost related to forming a new entity and are not expected to be incurred on an ongoing basis.

         When the Company files its 1999 income tax return, it will elect, pursuant to Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the year ended December 31, 1999. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

         The Company anticipates that its leases will be triple-net leases and will contain provisions that management believes will mitigate the effect of inflation. Such provisions will include clauses requiring the payment of percentage rent based on certain gross sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in gross sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the Properties and on potential capital appreciation of the Properties.

Year 2000 Readiness Disclosure

Overview of Year 2000 Compliance Issues

         The year 2000 compliance issues concern the ability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Readiness Status

         The Advisor and its affiliates generally provide all services requiring the use of information and some non-information technology systems pursuant to the Advisory Agreement with the Company. The Company generally does not directly own information technology systems. In early 1998, affiliates of the Advisor formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that were date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures was the responsibility of the Advisor and its affiliates. The Company has not incurred, and the Advisor and its affiliates do not expect that the Company will incur, any costs in connection with the year 2000 readiness measures. In addition, the Y2K team requested and received certifications of compliance from other companies with which the Advisor, its affiliates, and the Company have material third party relationships.

         In assessing the risks presented by the year 2000 compliance issues, the Y2K Team identified potential worst case scenarios involving the failure of the information and non-information technology systems used by the Company's transfer agent and financial institutions. As of February 7, 2000, the Advisor and its affiliates have tested the information and non-information technology systems used by the Company and have not experienced material disruption or other significant problems. In addition, as of the same date, the Advisor is not aware of any material year 2000 compliance issues relating to information and non-information technology systems of third parties with which the Company maintains material relationships, including those of the Company's transfer agent and financial institutions. In addition, in the Company's interactions with its transfer agent and financial institutions, the systems of these third parties have functioned normally. Until the Company's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the Advisor will continue to monitor the year 2000 compliance of the transfer agent. In addition, the Advisor will continue to monitor the systems used by the Company and to maintain contact with third parties with which the Company has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The Advisor will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

         Based on the information provided to the Y2K Team, the upgrades and remedial measures by the Advisor and its affiliates, and the normal functioning to date of information and non-information technology systems used by the Company and those third parties, the Advisor does not foresee significant risks associated with its year 2000 compliance at this time. In addition, the Advisor and its affiliates do not expect to incur any material additional costs in connection with the year 2000 compliance efforts. However, there can be no assurance that the Advisor and its affiliates or any third parties will not have ongoing year 2000 compliance issues that may have adverse effects on the Company.


Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

             Not applicable


Item 8.      Financial Statements and Supplementary Data

                        CNL HEALTH CARE PROPERTIES, INC.



                                    CONTENTS






                                                                 Page

Report of Independent Certified Public Accountants                15

Financial Statements:

   Consolidated Balance Sheets                                    16

   Consolidated Statements of Operations                          17

   Consolidated Statements of Stockholders' Equity                18

   Consolidated Statements of Cash Flows                          19-20

   Notes to Consolidated Financial Statements                     21-26

               Report of Independent Certified Public Accountants



To the Board of Directors
CNL Health Care Properties, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of CNL Health Care Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years ended December 31, 1999 and 1998, and the period December 22, 1997 (date of inception) through December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/S/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
January 14, 2000

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                           December 31,
                                                                                       1999            1998
                                                                                    ------------    -----------


                        ASSETS

Cash                                                                                $4,744,222          $   92
Deferred offering and organizational costs                                                  --         975,339
Other assets                                                                           344,338           1,148
                                                                                  -------------    ------------

                                                                                    $5,088,560        $976,579
                                                                                  =============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Due to related parties                                                          $1,775,256        $685,372
    Accounts payable and accrued expenses                                               21,167          91,207
                                                                                  -------------    ------------
          Total liabilities                                                          1,796,423         776,579
                                                                                  -------------    ------------

Stockholders' equity:
    Preferred stock, without par value per share
       Authorized and unissued 3,000,000 shares                                              --               --
    Excess shares, $.01 par value per share
       Authorized and unissued  103,000,000  shares -- -- Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued and
       outstanding 540,028 and 20,000 shares,
       respectively                                                                      5,400             200
    Capital in excess of par value                                                   3,365,531         199,800
    Accumulated deficit                                                                (78,794 )            --
                                                                                  -------------    ------------
          Total stockholders' equity                                                 3,292,137         200,000
                                                                                  -------------    ------------

                                                                                    $5,088,560        $976,579
                                                                                  =============    ============


          See accompanying notes to consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                December 22,
                                                                                                    1997
                                                                                                  (Date of
                                                                                                 Inception)
                                                                      Year Ended                   through
                                                                     December 31,               December 31,
                                                               1999                1998             1997
                                                            ------------        ------------    -------------



Revenues:
    Interest income                                          $  86,231             $    --          $    --
                                                          -------------       -------------   --------------

Expenses:
    General operating and
       administrative                                           79,621                  --               --
    Organizational costs                                        35,000                  --               --
                                                          -------------       -------------   --------------
                                                               114,621                  --               --
                                                          -------------       -------------   --------------

Net Loss                                                    $  (28,390 )           $    --          $    --
                                                          =============       =============   ==============

Net Loss Per Share of Common
    Stock (Basic and Diluted)                                $    (.07 )           $    --          $    --
                                                          =============       =============   ==============

Weighted Average Number of
    Shares of Common Stock
    Outstanding                                                412,713                  --               --
                                                          =============       =============   ==============






          See accompanying notes to consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1999 and 1998 and the
              Period December 22, 1997 (Date of Inception) through
                                December 31, 1997




                                            Common stock
                                        ----------------------   Capital in
                                         Number        Par        excess of      Accumulated
                                        of Shares     value       par value        deficit           Total
                                        ----------  ----------   ------------  -----------------  ------------



Balance at December 22, 1997                   --       $  --         $   --           $     --        $   --

Sale of common stock to related
    party                                  20,000         200        199,800                 --       200,000
                                        ----------  ----------   ------------  -----------------  ------------

Balance at December 31, 1997               20,000         200        199,800                 --       200,000

Subscriptions received for common
    stock through public offering           2,550          26         25,474                 --        25,500

Subscriptions held in escrow at
    December 31, 1998                      (2,550 )       (26 )      (25,474 )               --       (25,500 )
                                        ----------  ----------   ------------  -----------------  ------------

Balance at December 31, 1998               20,000         200        199,800                 --       200,000

Subscriptions received for common
    stock through public offering
    and distribution reinvestment
    plan                                  543,528       5,435      5,429,848                 --     5,435,283

Subscriptions held in escrow at
    December 31, 1999                     (23,500 )      (235 )     (234,765 )               --      (235,000 )

Stock issuance costs                           --          --     (2,029,352 )               --    (2,029,352 )

Net loss                                       --          --             --            (28,390 )     (28,390 )

Distributions declared and paid
    ($.125 per share)                          --          --             --            (50,404 )     (50,404 )
                                        ----------  ----------   ------------  -----------------  ------------

Balance at December 31, 1999              540,028     $ 5,400     $3,365,531       $    (78,794 )  $3,292,137
                                        ==========  ==========   ============  =================  ============






          See accompanying notes to consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   December 22,
                                                                                                       1997
                                                                                                     (Date of
                                                                                                    Inception)
                                                                        Year Ended                    through
                                                                       December 31,                December 31,
                                                                 1999                 1998              1997
                                                             -------------        -------------     -------------


Increase (Decrease) in Cash and Cash Equivalents:

    Operating Activities:
       Interest received                                        $  86,231               $   --           $   --
       Cash paid for expenses                                     (73,380 )                 --               --
                                                            --------------       --------------    -------------
          Net   cash    provided   by    operating                 12,851                   --               --
            activities
                                                            --------------       --------------    -------------

    Financing Activities:
       Reimbursement  of amounts paid by related
         parties on behalf of the Company                          (2,447 )           (135,339 )             --
       Sale of common stock to related party                           --                   --          200,000
       Subscriptions received from stockholders                 5,200,283                   --               --
       Distributions to stockholders                              (50,404 )                 --               --
       Payment of stock issuance costs                           (416,153 )            (64,569 )             --
                                                            --------------       --------------    -------------
          Net cash provided by (used in)
            financing activities                                4,731,279             (199,908 )        200,000
                                                            --------------       --------------    -------------

Net Increase (Decrease) in Cash and Cash                        4,744,130             (199,908 )        200,000
    Equivalents

Cash and Cash Equivalents at Beginning
    of Period                                                          92              200,000               --
                                                            --------------       --------------    -------------

Cash and Cash Equivalents at End of Period                    $ 4,744,222              $    92        $ 200,000
                                                            ==============       ==============    =============



          See accompanying notes to consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                    December 22,
                                                                                                        1997
                                                                                                      (Date of
                                                                                                     Inception)
                                                                         Year Ended                   through
                                                                        December 31,                December 31,
                                                                  1999                 1998             1997
                                                              -------------        -------------    -------------


Reconciliation of Net Loss to Net Cash Provided by Operating Activities:

       Net loss                                                  $ (28,390 )             $   --          $   --
       Adjustments to reconcile net
         loss to net cash provided by
         operating activities:
           Organizational costs                                     20,000                   --              --
           Changes in operating assets and
             liabilities:
                Other assets                                        (5,535 )                 --              --
                Accounts payable and                                                         --              --
                  other accrued expenses                            20,037
                Due to related parties                               6,739                   --              --
                                                             ==============       ==============   =============
                  Net cash provided by operating
                    activities                                   $  12,851               $   --          $   --
                                                             ==============       ==============   =============

Supplemental Schedule of Non-Cash
    Financing Activities:

       Amounts incurred by the Company and
         paid by  related  parties  on  behalf of
         the Company and its subsidiaries are as follows:
           Acquisition costs                                       $98,206               $   --          $   --
           Organizational costs                                         --               20,000              --
           Deferred offering costs                                      --              542,739          43,398
           Stock issuance costs                                    421,878                   --              --
                                                             ==============       ==============  ==============
                                                                 $ 520,084            $ 562,739       $  43,398
                                                             ==============       ==============  ==============
       Costs incurred by the Company and unpaid at
         period end are as follows:
           Acquisition costs                                     $ 239,449             $  1,148          $   --
           Deferred offering costs                                      --              267,701          36,932
           Stock issuance costs                                    235,982                   --              --
                                                             --------------       --------------  --------------
                                                                 $ 475,431            $ 268,849       $  36,932
                                                             ==============       ==============  ==============





          See accompanying notes to consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1999 and 1998 and the
              Period December 22, 1997 (Date of Inception) through
                                December 31, 1997


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Health Care Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997. CNL Health Care GP Corp. and CNL Health Care LP Corp. are wholly owned subsidiaries of CNL Health Care Properties, Inc., each of which were organized pursuant to the laws of the state of Delaware in December 1999. CNL Health Care Partners, LP is a Delaware limited partnership formed in December 1999. CNL Health Care GP Corp. and CNL Health Care LP Corp. are the general and limited partners, respectively, of CNL Health Care Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Health Care Properties, Inc., CNL Health Care Partners, LP, CNL Health Care GP Corp. and CNL Health Care LP Corp.

         The Company intends to use the proceeds from its public offering (the "Offering") (see Note 2), after deducting offering expenses, primarily to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to ten percent of the Company's total assets.

         The Company was a development stage enterprise from December 22, 1997 through July 13, 1999. Since operations had not begun, activities through July 13, 1999 were devoted to organization of the Company.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Health Care Properties, Inc. and its wholly owned subsidiaries, CNL Health Care GP Corp. and CNL Health Care LP Corp., as well as the accounts of CNL Health Care Partners, LP. All significant intercompany balances and transactions have been eliminated.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits investment of temporary cash investments to financial institutions with high credit standing; therefore, management believes it is not exposed to any significant credit risk on cash and cash equivalents.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1999 and 1998 and the
              Period December 22, 1997 (Date of Inception) through
                                December 31, 1997


1.       Significant Accounting Policies - Continued:

         Income Taxes - When the Company files its 1999 income tax return, it will elect, pursuant to Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For the year ended December 31, 1999, the Company believes it has qualified as a REIT; accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

         Earnings Per Share - Basic earnings per share are calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for the period July 14, 1999 through December 31, 1999 was 412,713. As of December 31, 1999, the Company did not have any potentially dilutive common shares.

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

         Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.
         Actual results could differ from those estimates.

2.       Public Offering:

         The Company has filed a currently effective registration statement on Form S-11 with the Securities and Exchange Commission. A maximum of 15,500,000 shares ($155,000,000) may be sold, including 500,000 shares
         ($5,000,000) which are available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. In addition, the Company has registered 600,000 shares issuable upon the exercise of warrants granted to the managing dealer of the Offering. As of December 31, 1999, the Company had received subscription proceeds of $5,435,283 (543,528 shares), including $12,540 (1,254 shares) through the distribution reinvestment plan and $235,000 (23,500 shares) from Pennsylvania investors which will be held in escrow until the Company receives aggregate subscriptions of at least $7,775,000.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1999 and 1998 and the
              Period December 22, 1997 (Date of Inception) through
                                December 31, 1997


3.       Other Assets:

         Other assets as of December 31, 1999 and 1998 were $344,338 and $1,148, respectively, which consisted of acquisition fees and miscellaneous acquisition expenses that will be allocated to future properties and miscellaneous prepaid expenses.

4.       Stock Issuance Costs:

         The Company has incurred certain expenses of its Offering, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the Offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Health Care Corp. (formerly known as CNL Health Care Advisors, Inc.) (the "Advisor"). The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross proceeds received from the sale of shares of the Company in connection with the Offering.

         During the years ended December 31, 1999 and 1998, the Company incurred $1,089,013 and $975,339, respectively, in organizational and offering costs, including $413,983 and $2,040, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see
         Note 6). Of these amounts $1,074,013 and $955,339, respectively, have been treated as stock issuance costs and $15,000 and $20,000, respectively, have been treated as organization costs and expensed in the current year. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

5.       Distributions:

         For the year ended December 31, 1999, 100 percent of the distributions paid to stockholders were considered ordinary income for federal income tax purposes. No amounts distributed to the stockholders for the year ended December 31, 1999 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1999 and 1998 and the
              Period December 22, 1997 (Date of Inception) through
                                December 31, 1997


6.       Related Party Arrangements:

         On December 22, 1997 (date of inception), the Advisor contributed $200,000 in cash to the Company and became its sole stockholder. Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Offering, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company.

         During the years ended December 31, 1999 and 1998, the Company incurred $388,109 and $1,912, respectively, in selling commissions due to CNL
         Securities Corp. for services in connection with the Offering. A substantial portion of these amounts ($370,690 and $1,785, respectively) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 1999 and 1998, the Company incurred $25,874 and $128, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         In addition, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer, except when prohibited by federal or state securities laws. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing with the date the offering begins. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance. As of December 31, 1999, CNL Securities Corp. was entitled to receive approximately 19,000 Soliciting Dealer Warrants; however, no such warrants had been issued as of that date.

         The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5 percent of the gross proceeds of the Offering, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the years ended December 31, 1999 and 1998, the Company incurred $232,865 and $1,148, respectively, of such fees. Such fees are included in other assets.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1999 and 1998 and the
              Period December 22, 1997 (Date of Inception) through
                               December 31, 1997


6.       Related Party Arrangements - Continued:

         The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year"), the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). Due to the fact that the Company commenced operations in July 1999, the Advisor will be required to reimburse the Company any amounts in excess of the Expense Cap commencing with the Expense Year ending June 30, 2000.

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the Offering), on a day-to-day basis. The expenses incurred for these services were classified as follows:


                                                                                          December 22,
                                                                                              1997
                                                                                           (Date of)
                                                                                           Inception)
                                                                 Year Ended                 Through
                                                                December 31,              December 31,
                                                           1999              1998             1997
                                                        -----------       -----------    ---------------


               Deferred offering costs                       $  --          $196,184          $15,202
               Stock issuance costs                        328,229                --               --
               Other assets                                  6,455                --               --
               General operating and
                    administrative expenses                 38,796                --               --
                                                        ===========       ===========     ============
                                                          $373,480          $196,184          $15,202
                                                        ===========       ===========     ============


                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1999 and 1998 and the
              Period December 22, 1997 (Date of Inception) through
                                December 31, 1997


6.       Related Party Arrangements - Continued:

         Amounts due to related  parties  consisted of the following at December
         31:


                                                                           1999                 1998
                                                                       --------------       --------------


                   Due to the Advisor:
                        Expenditures incurred for organizational
                           and offering expenses on behalf
                           of the Company                                $1,432,291           $470,798
                        Accounting and administrative
                           services                                           6,739            211,386
                        Acquisition fees                                    336,226              1,148
                                                                       -------------        -----------
                                                                          1,775,256            683,332
                                                                       -------------        -----------

                   Due to CNL Securities Corp.:
                        Commissions                                              --              1,912
                        Marketing support and due diligence
                           expense reimbursement fee                             --                128
                                                                       -------------        -----------
                                                                                 --              2,040
                                                                       -------------        -----------

                                                                         $1,775,256           $685,372
                                                                       =============        ===========

7.       Subsequent Events:

         During the period January 1, 2000 through January 14, 2000, the Company
         received   subscription   proceeds  for  an  additional  30,329  shares
         ($303,290) of common stock.

         In addition, on January 1, 2000, the Company declared distributions totalling $13,501 or $0.025 per share of common stock, payable in March 2000, to stockholders of record on January 1, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

         The Directors and executive officers of the Company are listed below:

      Name               Age       Position with the Company
      ----               ---       -------------------------

James M. Seneff, Jr.     53        Director, Chairman of the Board,
                                   and Chief Executive Officer
Robert A. Bourne         52        Director and President
David W. Dunbar          47        Independent Director
Timothy S. Smick         48        Independent Director
Edward A. Moses          57        Independent Director
Phillip M. Anderson, Jr. 40        Chief Operating Officer and
                                   Executive Vice President
Thomas J. Hutchison III  58        Executive Vice President
Jeanne A. Wall           41        Executive Vice President
Lynn E. Rose             51        Secretary and Treasurer

         James M. Seneff, Jr. Director, Chairman of the Board and Chief Executive Officer. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company of CNL Real Estate Services, Inc., and the parent company of CNL Health Care Corp., the Advisor; and of CNL Capital Markets, Inc., the parent company of CNL Investment Company. CNL Investment Company is the parent company of CNL Securities Corp., the managing dealer in this offering. Mr. Seneff serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Corp., the Advisor to the Company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. In addition, he has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through September 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne. Director and President. Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne is a director and President of CNL Health Care Corp., the Advisor to the Company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with the company: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and the managing dealer for this offering; and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

     David W. Dunbar. Independent Director. Mr. Dunbar serves as chairman and chief executive officer of Peoples Bank, which he organized and founded in 1996. Mr. Dunbar is also a member of the board of trustees of Bay Care Health Systems, an alliance of ten non-profit hospitals in the Tampa Bay area, as well as a member of the board of directors of Morton Plant Mease Health Care, Inc., an 841-bed, not-for-profit hospital and North Bay Hospital, a 122-bed facility. He is a former member of the board of directors of Morton Plant Mease Hospital Foundation. In addition, Mr. Dunbar serves as a member of the Florida Elections Commission, the body responsible for investigating and holding hearings regarding alleged violations of Florida's campaign finance laws. During 1994 and 1995, Mr. Dunbar was a member of the board of directors and an executive officer of Peoples State Bank. Mr. Dunbar was the chief executive officer of Republic Bank from 1981 through 1988 and from 1991 through 1993. From 1988 through 1991, Mr. Dunbar developed commercial and medical office buildings and, through a financial consulting company he founded, provided specialized lending services for real estate development clients, specialized construction litigation support for national insurance companies and strategic planning services for institutional clients. In 1990, Mr. Dunbar was the chief executive officer, developer and owner of a 60,000 square foot medical office building located on the campus of Memorial Hospital in Tampa, Florida. In addition, in 1990, Mr. Dunbar served as the Governor's appointee to the State of Florida Taxation and Budget Reform Commission, a 25 member, blue ribbon commission established to review, study and make appropriate recommendations for changes to state tax laws. Mr. Dunbar received a degree in finance from Florida State University. He is also a graduate of the American Bankers Association National Commercial Lending School at the University of Oklahoma and the School of Banking of the South at Louisiana State University.

     Timothy S. Smick. Independent Director. Mr. Smick is currently an independent investor. From 1996 through February 1998, he served as chief operating officer, executive vice president and a member of the board of directors of Sunrise Assisted Living, Inc., one of the nation's leading providers of assisted living care for seniors with 68 communities located in 13 states. In addition, Mr. Smick served as president of Sunrise Management Inc., a wholly owned subsidiary of Sunrise Assisted Living, Inc. During 1995, Mr. Smick served as a senior housing consultant to LaSalle Advisory, Ltd., a pension fund advisory company. From 1985 through 1994, Mr. Smick was chairman and chief executive officer of PersonaCare, Inc., a company he co-founded that provided sub-acute, skilled nursing and assisted living care with 12 facilities in six states. Mr. Smick's health care industry experience also includes serving as the regional operations director for Manor Healthcare, Inc., a division of ManorCare, Inc., and as operations director for Allied Health and Management, Inc. Prior to co-founding PersonaCare, Inc., Mr. Smick was a partner in Duncan & Smick, a commercial real estate development firm. Mr. Smick received a B.A. in English from Wheaton College and pursued graduate studies at Loyola College.

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

         Phillip M. Anderson, Jr. Chief Operating Officer and Executive Vice President. Mr. Anderson joined CNL Health Care Corp. in January 1999 and is responsible for the planning and implementation of CNL's interest in health care industry investments, including acquisitions, development, project analysis and due diligence. He currently serves as the Chief Operating Officer of both CNL Health Care Corp., the Company's Advisor, and of CNL Health Care Development,
Inc. From 1987 through 1998, Mr. Anderson was employed by Classic Residence by Hyatt. Classic Residence by Hyatt ("Classic") is affiliated with Hyatt Hotels and Chicago's Pritzker family. Classic acquires, develops, owns and operates seniors' housing, assisted living, skilled nursing and Alzheimer's facilities throughout the United States. Mr. Anderson's responsibilities grew from overseeing construction of Classic's first properties to acquiring and developing new properties. After assuming responsibility for acquisitions, Mr. Anderson doubled the number of senior living apartments/beds ("units") in the portfolio by adding over 1,200 units. In addition, the development of an additional 1,000 units of seniors' housing commenced under Mr. Anderson's direction. Mr. Anderson also served on Classic's Executive Committee charged with the responsibility of monitoring performance of existing properties and development projects. Mr. Anderson has been a member of the American Senior Housing Association since 1994 and currently serves on the executive board. He graduated from the Georgia Institute of Technology in 1982, where he received a B.S. in Civil Engineering, with honors.

         Thomas J. Hutchison III. Executive Vice President. Mr. Hutchison serves as President and Chief Operating Officer of CNL Real Estate Services, Inc., which is the parent company of CNL Health Care Corp., the Advisor of the Company. He is the Chief Operating Officer of CNL Community Development Corp. Mr. Hutchison joined CNL in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. He currently serves on the board of directors of Restore Orlando, a nonprofit community volunteer organization. Prior to joining CNL, Mr. Hutchison was president and owner of numerous real estate services and development companies. From 1995 to 2000, he was chairman and chief executive officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed president and chief executive officer of General Development Corporation, a real estate community development company, where he assumed the day-to-day management of the $2.6 billion NYSE-listed company entering re-organization. From 1986 to 1990, he was the chairman and chief executive officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the president and chief executive officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock's nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison was educated at Purdue University and the University of Maryland Business School.

     Jeanne A. Wall. Executive Vice President. Ms. Wall also serves as Executive Vice President of CNL Health Care Corp., the Advisor to the Company. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL
Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall also served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

         Lynn E. Rose. Secretary and Treasurer. Ms. Rose also serves as Secretary of the Company's subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the Advisor to the Company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the Company. Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.


Item 11.  Executive Compensation

         No annual or long-term compensation was paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the period December 22, 1997 (date of inception) through December 31, 1997 or during the years ended December 31, 1998 and 1999. In addition, no executive officer of the Company received an annual salary or bonus from the Company during the fiscal year ended December 31, 1999. The Company's executive officers also are employees and executive officers of the Advisor and receive compensation from CNL Financial Group, Inc. in part for services in such capacities. See Item 13 for a description of the fees payable and expenses reimbursed to the Advisor.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 7, 2000, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than five percent of the Company's Common Stock, by each director and nominee, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors.

     Name and Address                 Number of Shares           Percent
     of Beneficial Owner             Beneficially Owned         of Shares

     James M. Seneff, Jr.                20,000 (1)                3.4%

     Robert A. Bourne                        0                      --

     David W. Dunbar                         0                      --

     Timothy S. Smick                        0                      --

     Edward A. Moses                         0                      --

     Phillip M. Anderson, Jr.              1,075                   (2)

     All directors and executive           21,075                  3.6%
     officers as a group (9 persons)



(1) Includes 20,000 shares held by the Advisor of which Mr. Seneff is director. Mr. Seneff and his wife share beneficial ownership of the Advisor through their ownership of CNL Financial Group, Inc. The Advisor is a wholly owned subsidiary of CNL Financial Group, Inc.

(2)      Less than one percent.


Item 13.  Certain Relationships and Related Transactions

     All of the executive officers of the Company are executive officers of the Advisor, a wholly owned subsidiary of CNL Financial Group, Inc., of which Messrs. Seneff and Bourne are executive officers and directors and whose shares are beneficially owned by Mr. Seneff and his wife. In addition, Messrs. Seneff and Bourne, Ms. Rose and Ms. Wall are executive officers of CNL Securities Corp., the managing dealer of the Company's offering of shares of common stock, and a wholly owned subsidiary of CNL Financial Group, Inc. Messrs. Seneff and Bourne are directors of the Company, the Advisor and CNL Securities Corp., and Ms. Rose is a director of the Advisor. Administration of the day-to-day operations of the Company is provided by the Advisor, pursuant to the terms of the Advisory Agreement. The Advisor also serves as the Company's consultant in connection with policy decisions to be made by the Company's Board of Directors, manages the Company's assets and renders such other services as the Board of Directors deems appropriate. The Advisor also bears the expense of providing the executive personnel and office space to the Company. The Advisor is at all times subject to the supervision of the Board of Directors of the Company and has only such functions and authority as the Company may delegate to it as the Company's agent.

     CNL Securities Corp. is entitled to receive selling commissions amounting to 7.5% of the total amount raised from the sale of Shares of common stock for services in connection with the offering of Shares, a substantial portion of which will be paid as commissions to other broker-dealers. For the year ended December 31, 1999, the Company incurred $388,109 of such fees, the majority of which were paid by CNL Securities Corp. as commissions to other broker-dealers.

     In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of Shares, a portion of which may be reallowed to other broker-dealers. For the year ended December 31, 1999, the Company incurred $25,874 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid.

     The Advisor is entitled to receive acquisition fees for services in identifying the properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5% of gross proceeds of the Company's stock offering, loan proceeds from Permanent Financing and amounts outstanding on the Company's Line of Credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases. For the year ended December 31, 1999, the Company incurred $232,865 of such fees.

     The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of Shares) on a day-to-day basis. For the year ended December 31, 1999, the Company incurred a total of $373,480 for these services, $328,229 of such costs representing stock issuance costs, $6,455 representing acquisition related costs and $38,796 representing general operating and administrative expenses, including costs related to preparing and distributing reports required by the Securities and Exchange Commission.

     The Company has and will continue to incur certain costs in connection with the Offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company. For the year ended December 31, 1999, the Company incurred $421,878 for such costs.

     All amounts incurred by the Company to affiliates of CNL Financial Group, Inc. are believed by the Company to be fair and comparable to amounts that would be paid for similar services provided by unaffiliated third parties.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended December 31, 1999 and 1998, and the period December 22, 1997 (date of inception) through December 31, 1997

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998, and the period December 22, 1997 (date of inception) through December 31, 1997

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998, and the period December 22, 1997 (date of inception) through December 31, 1997

                  Notes to Consolidated Financial Statements

          2.      Financial Statement Schedules

                  All Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1 CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  3.2      CNL Health Care Properties,  Inc. Bylaws (Included as
                           Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  4.1      Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of September 15, 1998, between CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. (Included as Exhibit 10.1 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Phillip M. Anderson, Jr. dated February 19, 1999. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Curtis B. McWilliams, Jeanne A. Wall and Lynn
                           E. Rose dated September 15, 1998 (Included as Exhibit
                           10.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  27      Financial Data Schedule (Filed herewith.)

(b) No reports on Form 8-K were filed during the period October 1, 1999 through December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2000.

                        CNL HEALTH CARE PROPERTIES, INC.

                        By:      ROBERT A. BOURNE
                                 President (Principal Financial
                                 and Accounting Officer)

                                 /s/ Robert A. Bourne
                                 --------------------------
                                 ROBERT A. BOURNE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                    Title                                   Date
              ---------                                    -----                                   ----


/s/ James M. Seneff, Jr.                   Chairman   of  the  Board  and  Chief            February 11, 2000
---------------------------                Executive     Officer      (Principal
James M. Seneff, Jr.                       Executive Officer)



/s/ Robert A. Bourne                       Director  and  President   (Principal            February 11, 2000
---------------------------                Financial and Accounting  Officer)
Robert A. Bourne



/s/ David W. Dunbar                        Independent Director                             February 11, 2000
---------------------------
David W. Dunbar



/s/ Timothy S. Smick                       Independent Director                             February 11, 2000
---------------------------
Timothy S. Smick



/s/ Edward A. Moses                        Independent Director                             February 11, 2000
---------------------------
Edward A. Moses


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

An annual report and a proxy, proxy statement and notice of annual meeting will be sent to stockholders subsequent to the filing of this Annual Report on Form 10-K and copies of such material shall be furnished to the Securities and Exchange Commission when it is sent to stockholders.

                                    EXHIBITS

                                  EXHIBIT INDEX


                  Exhibit Number

                  3.1 CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  3.2      CNL Health Care Properties,  Inc. Bylaws (Included as
                           Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  4.1      Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of September 15, 1998, between CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. (Included as Exhibit
                           10.1 to the Registrants 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Phillip M. Anderson, Jr. dated February 19, 1999. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Curtis B. McWilliams, Jeanne A. Wall and Lynn
                           E. Rose dated September 15, 1998 (Included as Exhibit
                           10.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  27       Financial Data Schedule (Filed herewith.)