Form 10-K/A
period 1999-12-31
CNL HEALTH CARE PROPERTIES INC
filed 2000-04-03
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 333-47411

                        CNL HEALTH CARE PROPERTIES , INC.
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

                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share. Based on the $10 offering price of the shares, $5,632,349 of our common stock was held by non-affiliates as of February 7, 2000.

         The number of shares of common stock outstanding as of February 7, 2000 was 583,235.

         The Form 10K of CNL Health Care Properties, Inc. (the "Company") for the year ended December 31, 1999, is being amended to include in the SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PERSUANT
SECTION 12 OF THE ACT the notice of annual meeting , letter to stockholders, proxy card and proxy statement. At the time the Company filed its Form 10K, it represented to the Securities and Exchange Commission (the "Commission") that copies of such material would be furnished to the Commission at the time it was sent to stockholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2000.

                        CNL HEALTH CARE PROPERTIES, INC.

                             By:      ROBERT A. BOURNE
                                      President (Principal Financial
                                      and Accounting Officer)

                                      /s/ Robert A. Bourne
                                      ------------------------------
                                      ROBERT A. BOURNE

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                        CNL HEALTH CARE PROPERTIES, INC.
                             450 South Orange Avenue
                             Orlando, Florida 32801




                                 March 11, 2000










To our Stockholders:

         You are cordially invited to attend the annual meeting of stockholders of CNL Health Care Properties, Inc. (the "Company") on May 10, 2000 at 10:00 a.m. at CNL Center at 450 South Orange Avenue, Orlando, Florida. The directors and officers of the Company look forward to greeting you personally. Enclosed for your review are the proxy, proxy statement, notice of meeting for the annual meeting of stockholders and 1999 annual report.

         This year's proxy requests your vote for the election of five directors and your approval of amendments to the Company's Amended and Restated Articles of Incorporation (the "Articles"). These amendments, which would permit the Company to make loans to a wider range of borrowers than is currently permitted under the Articles, reflect the Board's desire to enhance the Company's business opportunities.

         Your vote counts. Please complete and return the enclosed proxy today, whether or not you plan to attend the annual meeting. Thank you for your attention to this matter.

Sincerely,


/s/ James M. Seneff, Jr.                    /s/ Robert A. Bourne
----------------------------                -------------------------
James M. Seneff, Jr.                        Robert A. Bourne
Chairman of the Board and                   President
Chief Executive Officer

                        CNL HEALTH CARE PROPERTIES, INC.
                             450 South Orange Avenue
                             Orlando, Florida 32801


                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                                  May 10, 2000


To our Stockholders:


         Notice is hereby given that the 2000 annual meeting of stockholders of CNL Health Care Properties, Inc. (the "Company") will be held at CNL Center, 450 South Orange Avenue, Orlando, Florida 32801 on Wednesday, May 10, 2000, at 10:00 a.m., local time, for the following purposes:

     1. to elect five directors of the Company for terms expiring at the 2001 annual meeting of stockholders;

     2. to approve amendments to the Company's Amended and Restated Articles of Incorporation to permit the Company to make loans to a wider range of borrowers than is currently permitted under the Company's Amended and Restated Articles of Incorporation; and

     3. to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

     Only stockholders of record at the close of business on February 23, 2000, will be entitled to notice of, and to vote at, the annual meeting or any adjournment or postponement thereof.

                                  By Order of the Board of Directors,

                                  /s/ Lynn E. Rose
                                  ------------------------
                                  Lynn E. Rose
                                  Secretary

March 11, 2000
Orlando, Florida

YOUR VOTE IS VERY IMPORTANT. WHETHER OR NOT YOU EXPECT TO ATTEND THE MEETING, PLEASE SIGN AND DATE THE ENCLOSED PROXY AND MAIL IT PROMPTLY IN THE POSTAGE-PAID ENVELOPE PROVIDED.

                        CNL HEALTH CARE PROPERTIES, INC.
                             450 South Orange Avenue
                             Orlando, Florida 32801




                                 PROXY STATEMENT




     This proxy statement is furnished by the Board of Directors of CNL Health Care Properties, Inc. (the "Company") in connection with the solicitation by the Board of Directors of proxies to be voted at the annual meeting of stockholders to be held on May 10, 2000, and at any adjournment thereof, for the purposes set forth in the accompanying notice of such meeting. All stockholders of record at the close of business on February 23, 2000, will be entitled to vote.

     Any proxy, if received in time, properly signed and not revoked, will be voted at such meeting in accordance with the directions of the stockholder. If no directions are specified, the proxy will be voted FOR each Proposal set forth in this proxy statement. Any stockholder giving a proxy has the power to revoke it at any time before it is exercised. A proxy may be revoked (1) by delivery of a written statement to the Secretary of the Company stating that the proxy is revoked, (2) by presentation at the annual meeting of a subsequent proxy executed by the person executing the prior proxy, or (3) by attendance at the annual meeting and voting in person.

     Votes cast in person or by proxy at the annual meeting will be tabulated and a determination will be made as to whether or not a quorum is present. The Company will treat abstentions as shares that are present and entitled to vote for purposes of determining the presence or absence of a quorum, but as unvoted for purposes of determining the approval of any matter submitted to the stockholders. If a broker submits a proxy indicating that it does not have discretionary authority as to certain shares to vote on a particular matter, those shares will not be considered as present and entitled to vote with respect to such matter.

     Solicitation of proxies will be primarily by mail. However, directors and officers of the Company also may solicit proxies by telephone or telegram or in person. All of the expenses of preparing, assembling, printing and mailing the materials used in the solicitation of proxies will be paid by the Company. Arrangements may be made with brokerage houses and other custodians, nominees and fiduciaries to forward soliciting materials, at the expense of the Company, to the beneficial owners of shares held of record by such persons. It is anticipated that this proxy statement and the enclosed proxy first will be mailed to stockholders on or about March 11, 2000.

     As of February 23, 2000, 612,485 shares of common stock of the Company were outstanding. Each share of common stock entitles the holder thereof to one vote on each of the matters to be voted upon at the annual meeting. As of the record date, officers and directors of the Company had the power to vote approximately 3% of the outstanding shares of common stock.

                                                  TABLE OF CONTENTS



PROPOSAL I: ELECTION OF DIRECTORS........................................    3-8

EXECUTIVE COMPENSATION...................................................      8

SECURITY OWNERSHIP.......................................................      8

CERTAIN TRANSACTIONS.....................................................   9-10

PROPOSAL II: APPROVAL OF AMENDMENTS
TO THE COMPANY'S AMENDED AND RESTATED
ARTICLES OF INCORPORATION TO PERMIT
THE COMPANY TO MAKE LOANS TO ADDITIONAL PARTIES..........................10-11

INDEPENDENT AUDITORS...................................................     11

OTHER MATTERS..........................................................     11

PROPOSALS FOR NEXT ANNUAL MEETING......................................     11

ANNUAL REPORT..........................................................     12

                                   PROPOSAL I:
                              ELECTION OF DIRECTORS

Nominees

     The persons named below have been nominated by the Board of Directors for election as directors to serve until the next annual meeting of stockholders or until their successors shall have been elected and qualified. Messrs. Bourne and Seneff have been directors since December 1997. Messrs. Dunbar, Moses and Smick have served as directors since September 1998. The table sets forth each nominee's name, age, principal occupation or employment during at least the last five years, and directorships in other public corporations.

     The Company's officers and directors have advised the Company that they intend to vote their shares of common stock for the election of each of the nominees. Proxies will be voted FOR the election of the following nominees unless authority is withheld.

Name and Age                            Background

Robert A. Bourne, 52                    Director and  President.  Since  joining
                                        CNL Securities Corp. in 1979, Mr. Bourne
                                        has participated as a general partner or
                                        co-venturer  in  over  100  real  estate
                                        ventures   involved  in  the  financing,
                                        acquisition,  construction,  and leasing
                                        of   restaurants,    office   buildings,
                                        apartment  complexes,  hotels, and other
                                        real estate. Mr. Bourne is the President
                                        and  Treasurer of CNL  Financial  Group,
                                        Inc.  (formerly  CNL Group,  Inc.).  Mr.
                                        Bourne is a director  and  President  of
                                        CNL Health  Care  Corp.,  the advisor to
                                        the Company. He is also a director, Vice
                                        Chairman of the Board and  President  of
                                        CNL  Hospitality  Properties,   Inc.,  a
                                        public,  unlisted real estate investment
                                        trust, as well as CNL Hospitality Corp.,
                                        its advisor. Mr. Bourne also serves as a
                                        director of CNLBank.  He has served as a
                                        director  since 1992,  Vice  Chairman of
                                        the Board since February 1996, Secretary
                                        and Treasurer from February 1996 through
                                        1997,   and  President  from  July  1992
                                        through February 1996, of Commercial Net
                                        Lease  Realty Inc., a public real estate
                                        investment  trust listed on the New York
                                        Stock Exchange. Mr. Bourne has served as
                                        a  director  since  inception  in  1994,
                                        President  from  1994  through  February
                                        1999,   Treasurer   from  February  1999
                                        through  August 1999,  and Vice Chairman
                                        of the Board since  February 1999 of CNL
                                        American   Properties   Fund,   Inc.,  a
                                        public,  unlisted real estate investment
                                        trust.  He also served in the  following
                                        positions for CNL Fund  Advisors,  Inc.,
                                        the advisor to CNL  American  Properties
                                        Fund, Inc. prior to its merger with such
                                        company:   director  from  1994  through
                                        August  1999,  Treasurer  from July 1998
                                        through August 1999, President from 1994
                                        through   September   1997,   and   Vice
                                        Chairman  of the  Board  from  September
                                        1997  through  August 1999.  Mr.  Bourne
                                        holds the following  positions for these
                                        affiliates of CNL Financial Group, Inc.:
                                        director, President and Treasurer of CNL
                                        Investment Company; director, President,
                                        Treasurer,  and Registered  Principal of
                                        CNL  Securities  Corp.,  a subsidiary of
                                        CNL Investment  Company and the managing
                                        dealer for the Company's public offering
                                        of   common    stock;    and   director,
                                        President,    Treasurer,    and    Chief
                                        Investment  Officer of CNL Institutional
                                        Advisors,  Inc., a registered investment
                                        advisor for pension  plans.  Mr.  Bourne
                                        began his career as a  certified  public
                                        accountant   employed   by   Coopers   &
                                        Lybrand,  Certified Public  Accountants,
                                        from  1971   through   1978,   where  he
                                        attained  the position of tax manager in
                                        1975. Mr. Bourne  graduated from Florida
                                        State   University   in  1970  where  he
                                        received a B.A. in Accounting, with honors.

 David W. Dunbar, 47                    Independent Director.  Mr. Dunbar serves
                                        as chairman and chief executive  officer
                                        of Peoples Bank,  which he organized and
                                        founded  in 1996.  Mr.  Dunbar is also a
                                        member of the board of  trustees  of Bay
                                        Care Health Systems,  an alliance of ten
                                        non-profit  hospitals  in the  Tampa Bay
                                        area,  as well as a member  of the board
                                        of   directors  of  Morton  Plant  Mease
                                        Health   Care,    Inc.,    an   841-bed,
                                        not-for-profit  hospital  and  North Bay
                                        Hospital,  a 122-bed  facility.  He is a
                                        former  member of the board of directors
                                        of   Morton    Plant   Mease    Hospital
                                        Foundation.   In  addition,  Mr.  Dunbar
                                        serves  as  a  member  of  the   Florida
                                        Elections    Commission,     the    body
                                        responsible   for    investigating   and
                                        holding   hearings   regarding   alleged
                                        violations of Florida's campaign finance
                                        laws.  During 1994 and 1995,  Mr. Dunbar
                                        was a member of the  board of  directors
                                        and  an  executive  officer  of  Peoples
                                        State  Bank.  Mr.  Dunbar  was the chief
                                        executive  officer of Republic Bank from
                                        1981  through 1988 and from 1991 through
                                        1993. From 1988 through 1991, Mr. Dunbar
                                        developed  commercial and medical office
                                        buildings   and,   through  a  financial
                                        consulting company he founded,  provided
                                        specialized  lending  services  for real
                                        estate development clients,  specialized
                                        construction   litigation   support  for
                                        national    insurance    companies   and
                                        strategic    planning    services    for
                                        institutional   clients.  In  1990,  Mr.
                                        Dunbar was the chief executive  officer,
                                        developer  and owner of a 60,000  square
                                        foot medical office building  located on
                                        the  campus  of  Memorial   Hospital  in
                                        Tampa,  Florida.  In addition,  in 1990,
                                        Mr.  Dunbar  served  as  the  Governor's
                                        appointee   to  the  State  of   Florida
                                        Taxation and Budget Reform Commission, a
                                        25  member,   blue   ribbon   commission
                                        established  to  review,  study and make
                                        appropriate  recommendations for changes
                                        to state tax laws. Mr. Dunbar received a
                                        degree in  finance  from  Florida  State
                                        University. He is also a graduate of the
                                        American  Bankers  Association  National
                                        Commercial   Lending   School   at   the
                                        University of Oklahoma and the School of Banking of the South at Louisiana State
                                        University.

Edward A. Moses, 57                     Independent  Director.   Dr.  Moses  has
                                        served  as dean  of the  Roy E.  Crummer
                                        Graduate  School of  Business at Rollins
                                        College  since 1994,  and as a professor
                                        and  NationsBank  professor  of  finance
                                        since  1989.  As  dean,   Dr.  Moses  is
                                        presently  establishing a  comprehensive
                                        program  of  executive   education   for
                                        health  care  management  at the  Roy E.
                                        Crummer  Graduate  School  of  Business.
                                        From  1985 to 1989 he served as dean and
                                        professor  of finance at the  University
                                        of North Florida.  He has also served in
                                        academic and administrative positions at
                                        the  University of Tulsa,  Georgia State
                                        University and the University of Central
                                        Florida.   Dr.  Moses  has  written  six
                                        textbooks  in the fields of  investments
                                        and   corporate   finance   as  well  as
                                        numerous  articles  in leading  business
                                        journals.  He  has  held  offices  in  a
                                        number  of  professional  organizations,
                                        including   president  of  the  Southern
                                        Finance     and     Eastern      Finance
                                        Associations, served on the Board of the
                                        Southern     Business     Administration
                                        Association,  and served as a consultant
                                        for  major  banks as well as a number of
                                        Fortune  500  companies.   He  currently
                                        serves  as  a  faculty   member  in  the
                                        Graduate  School of Banking at Louisiana
                                        State University, and is a member of the
                                        board  of  directors  of HTE,  Inc.  Dr.
                                        Moses received a B.S. in Accounting from
                                        the Wharton  School at the University of
                                        Pennsylvania  in 1965 and a  Masters  of
                                        Business Administration (1967) and Ph.D.
                                        in  finance  from  the   University   of
                                        Georgia in 1971.

Timothy S. Smick, 48                    Independent   Director.   Mr.  Smick  is
                                        currently an independent investor.  From
                                        1996 through February 1998, he served as
                                        chief operating officer,  executive vice
                                        president  and a member  of the board of
                                        directors  of Sunrise  Assisted  Living,
                                        Inc.,   one  of  the  nation's   leading
                                        providers  of  assisted  living care for
                                        seniors with 68  communities  located in
                                        13 states. In addition, Mr. Smick served
                                        as president of Sunrise Management Inc.,
                                        a wholly  owned  subsidiary  of  Sunrise
                                        Assisted  Living,  Inc. During 1995, Mr.
                                        Smick   served   as  a  senior   housing
                                        consultant to LaSalle Advisory,  Ltd., a
                                        pension fund advisory company. From 1985
                                        through 1994, Mr. Smick was chairman and
                                        chief executive  officer of PersonaCare,
                                        Inc.,  a  company  he  co-founded   that
                                        provided sub-acute,  skilled nursing and
                                        assisted  living care with 12 facilities
                                        in six states.  Mr.  Smick's health care
                                        industry    experience   also   includes
                                        serving  as  the   regional   operations
                                        director for Manor  Healthcare,  Inc., a
                                        division  of  ManorCare,  Inc.,  and  as
                                        operations  director  for Allied  Health
                                        and    Management,    Inc.    Prior   to
                                        co-founding PersonaCare, Inc., Mr. Smick
                                        was a  partner  in  Duncan  &  Smick,  a
                                        commercial real estate development firm.
                                        Mr.  Smick  received  a B.A.  in English
                                        from   Wheaton   College   and   pursued
                                        graduate studies at Loyola College.

James M. Seneff, Jr., 53                Director,  Chairman  of  the  Board  and
                                        Chief Executive Officer. Since 1971, Mr.
                                        Seneff   has   been    active   in   the
                                        acquisition, development, and management
                                        of real estate projects and, directly or
                                        through an affiliated entity, has served
                                        as a general  partner or  co-venturer in
                                        over 100  real  estate  ventures.  These
                                        ventures  have  involved the  financing,
                                        acquisition,  construction,  and leasing
                                        of   restaurants,    office   buildings,
                                        apartment  complexes,  hotels, and other
                                        real estate.  Mr.  Seneff is a principal
                                        stockholder  of CNL Holdings,  Inc., the
                                        parent  company of CNL Financial  Group,
                                        Inc.  (formerly  CNL  Group,   Inc.),  a
                                        diversified real estate company, and has
                                        served as a  director,  Chairman  of the
                                        Board and Chief Executive Officer of CNL
                                        Financial   Group,    Inc.   since   its
                                        formation in 1980. CNL Financial  Group,
                                        Inc.  is  the  parent  company,   either
                                        directly  or  indirectly,  of  CNL  Real
                                        Estate  Services,  Inc., CNL Health Care
                                        Corp.,  the advisor to the company,  CNL
                                        Capital  Markets,  Inc.,  CNL Investment
                                        Company and CNL  Securities  Corp.,  the
                                        managing dealer for the Company's public
                                        offering  of common  stock.  Mr.  Seneff
                                        serves as a  director,  Chairman  of the
                                        Board and Chief Executive Officer of CNL
                                        Health  Care  Corp.,  the advisor to the
                                        Company.  He also  serves  as  director,
                                        Chairman   of  the   Board   and   Chief
                                        Executive  Officer  of  CNL  Hospitality
                                        Properties,  Inc.,  a  public,  unlisted
                                        real estate  investment  trust,  as well
                                        as, CNL Hospitality  Corp., its advisor.
                                        Since  1992,  Mr.  Seneff  has served as
                                        Chairman   of  the   Board   and   Chief
                                        Executive   Officer  of  Commercial  Net
                                        Lease Realty, Inc., a public real estate
                                        investment  trust  that is listed on the
                                        New York Stock Exchange. In addition, he
                                        has served as a director and Chairman of
                                        the Board since  inception in 1994,  and
                                        served as Chief  Executive  Officer from
                                        1994  through   August   1999,   of  CNL
                                        American   Properties   Fund,   Inc.,  a
                                        public,  unlisted real estate investment
                                        trust.  He also  served  as a  director,
                                        Chairman   of  the   Board   and   Chief
                                        Executive  Officer of CNL Fund Advisors,
                                        Inc.,   the  advisor  to  CNL   American
                                        Properties  Fund,  Inc.  until it merged
                                        with such company in September 1999. Mr.
                                        Seneff  has also  served as a  director,
                                        Chairman   of  the   Board   and   Chief
                                        Executive   Officer  of  the   following
                                        affiliated  companies  since  formation:
                                        CNL  Securities  Corp.  since 1979;  CNL
                                        Investment  Company since 1990;  and CNL
                                        Institutional   Advisors,  a  registered
                                        investment  advisor for  pension  plans,
                                        since 1990. Mr. Seneff  formerly  served
                                        as a director  of First  Union  National
                                        Bank of  Florida,  N.A.,  and  currently
                                        serves as the  Chairman  of the Board of
                                        CNLBank.   Mr.   Seneff  served  on  the
                                        Florida  State  Commission on Ethics and
                                        is a former  member and past Chairman of
                                        the State of Florida Investment Advisory
                                        Council, which recommends to the Florida
                                        Board of Administration  investments for
                                        various  Florida   employee   retirement
                                        funds.     The    Florida    Board    of
                                        Administration  is  Florida's  principal
                                        investment advisory and money management
                                        agency and  oversees the  investment  of
                                        more  than  $60  billion  of  retirement
                                        funds. Mr. Seneff received his degree in
                                        Business   Administration  from  Florida
                                        State University in 1968.

     In the event that any nominee(s) should be unable to accept the office of director, which is not anticipated, it is intended that the persons named in the proxy will vote FOR the election of such other person in the place of such nominee(s) for the office of director as the Board of Directors may recommend. The affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote is required for the election of directors.

     A majority of the Company's directors are required to be independent, as that term is defined in the Company's Amended and Restated Articles of Incorporation (the "Articles"). Messrs. Dunbar, Moses and Smick are independent directors.

Compensation of Directors

     During the year ended December 31, 1999, each independent director earned approximately $6,000 for serving on the Board of Directors. Each independent director also received $750 per Board meeting attended ($375 for each telephonic meeting in which the director participated), including committee meetings. The Company has not, and in the future will not, pay any compensation to the directors of the Company who also serve as officers and directors of CNL Health Care Corp., the Company's advisor (the "Advisor").

     The Board of Directors met four times during the year ended December 31, 1999, and the average attendance by directors at Board meetings was approximately 90 percent. Each member of the Board of Directors as it was constituted during 1999 attended at least 75 percent of the total meetings of the Board and of any committee on which he served.

Committees of the Board of Directors

     The Company has a standing Audit Committee, the members of which are selected by the Board of Directors each year. The Audit Committee makes recommendations to the Board of Directors as to the independent accountants of the Company and reviews with such accounting firm the scope of the audit and the results of the audit upon its completion. During 1999, the Audit Committee was composed of Messrs. Dunbar, Moses and Smick. The Audit Committee met twice during the year ended December 31, 1999.

     At such time, if any, as the Company's shares of Common Stock are listed on a national securities exchange or over-the-counter market, the Company will form a compensation committee, the members of which will be selected by the full Board of Directors each year. Currently, the Company does not have a compensation committee.

Executive Officers

     The executive officers of the Company are as follows:

     Name                      Age    Position

     James M. Seneff, Jr.      53     Chief Executive Officer and Chairman
                                      of the Board

     Robert A. Bourne          52     President

     Phillip M. Anderson, Jr.  40     Chief Operating Officer and Executive
                                      Vice President

     Thomas J. Hutchison III   58     Executive Vice President

     Jeanne A. Wall            41     Executive Vice President

     Lynn E. Rose              51     Secretary and Treasurer

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

          Thomas J.  Hutchison  III.  Executive Vice  President.  Mr.  Hutchison
serves as President and Chief Operating Officer of CNL Real Estate Services, Inc., which is the parent company of CNL Health Care Corp., the Advisor of the Company. He is also the Chief Operating Officer of CNL Community Development Corp. Mr. Hutchison joined CNL in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. He currently serves on the board of directors of Restore Orlando, a nonprofit community volunteer organization. Prior to joining CNL, Mr. Hutchison was president and owner of numerous real estate services and development companies. From 1995 to 2000, he was chairman and chief executive officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed president and chief executive officer of General Development Corporation, a real estate community development company, where he assumed the day-to-day management of the $2.6 billion NYSE-listed company entering re-organization. From 1986 to 1990, he was the chairman and chief executive officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the president and chief executive officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock's nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison was educated at Purdue University and the University of Maryland Business School.

          Jeanne A. Wall. Executive Vice President. Ms. Wall serves as Executive Vice President of the Advisor. Ms. Wall is also Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and Executive Vice President and director of CNL Hospitality Corp., its advisor. She also serves as a director of CNLBank. Ms. Wall currently serves as Executive Vice President of CNL Financial Group, Inc., a diversified real estate company. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, from 1992 through 1997, as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc. from 1994 through August 1999, at which time it merged with CNL American Properties Fund, Inc. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning, and is a member of the International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

          Lynn E. Rose. Secretary and Treasurer. Ms. Rose serves as Secretary, Treasurer and a director of the Advisor. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its advisor, and as Secretary of the subsidiaries of the Company. Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which time it merged with CNL American Properties Fund, Inc. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

          The backgrounds of Messrs. Seneff and Bourne are described at "PROPOSAL I: ELECTION OF DIRECTORS."

                             EXECUTIVE COMPENSATION

Annual Compensation

     No annual or long-term compensation was paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the period December 22, 1997 (date of inception) through December 31, 1997 or during the years ended December 31, 1998 and 1999. In addition, no executive officer of the Company received an annual salary or bonus from the Company during the year ended December 31, 1999. The Company's executive officers also are employees and executive officers of the Advisor or its affiliates and receive compensation from CNL Financial Group, Inc. or its affiliates in part for services in such capacities. See "Certain Transactions" for a description of the fees payable and expenses reimbursed to the Advisor and its affiliates.

                               SECURITY OWNERSHIP

     The following table sets forth, as of February 23, 2000, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than five percent of the Company's common stock, by each director and nominee, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors.

      Name and Address                 Number of Shares           Percent
     of Beneficial Owner              Beneficially Owned         of Shares

     James M. Seneff, Jr.                 20,000 (1)                3.3%

     Robert A. Bourne                         0                      --

     David W. Dunbar                          0                      --

     Timothy S. Smick                         0                      --

     Edward A. Moses                          0                      --

     Phillip M. Anderson, Jr.               1,075                   (2)

     All directors and executive            21,075                  3.4%
     officers as a group (9 persons)


(1) Includes 20,000 shares held by the Advisor of which Mr. Seneff is director. Mr. Seneff and his wife share beneficial ownership of the Advisor through their ownership of CNL Financial Group, Inc. The Advisor is a wholly owned subsidiary of CNL Financial Group, Inc.

(2)      Less than one percent.


                              CERTAIN TRANSACTIONS

     All of the executive officers of the Company are executive officers of the Advisor, a wholly owned subsidiary of CNL Financial Group, Inc., of which Messrs. Seneff and Bourne are executive officers and directors and whose shares are beneficially owned by Mr. Seneff and his wife. In addition, Messrs. Seneff and Bourne, Ms. Rose and Ms. Wall are executive officers of CNL Securities Corp., the managing dealer of the Company's offering of shares of common stock, and a wholly owned subsidiary of CNL Financial Group, Inc. Messrs. Seneff and Bourne are directors of the Company, the Advisor and CNL Securities Corp., and Ms. Rose is a director of the Advisor. Administration of the day-to-day operations of the Company is provided by the Advisor, pursuant to the terms of an advisory agreement. The Advisor also serves as the Company's consultant in connection with policy decisions to be made by the Company's Board of Directors, manages the Company's properties and renders such other services as the Board of Directors deems appropriate. The Advisor also bears the expense of providing the executive personnel and office space to the Company. The Advisor is at all times subject to the supervision of the Board of Directors of the Company and has only such functions and authority as the Company may delegate to it as the Company's agent.

     CNL Securities Corp. is entitled to receive selling commissions amounting to 7.5% of the total amount raised from the sale of shares of common stock for services in connection with the offering of shares of common stock, a substantial portion of which will be paid as commissions to other broker-dealers. For the year ended December 31, 1999, the Company incurred $388,109 of such fees, the majority of which were paid by CNL Securities Corp. as commissions to other broker-dealers.

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

     The Advisor is entitled to receive acquisition fees for services in identifying properties and structuring the terms of the leases of properties and mortgage loans equal to 4.5% of gross proceeds of the Company's offering, loan proceeds from permanent financing and amounts outstanding on the Company's line of credit, if any, at the time of listing of the Company's stock on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance secured equipment leases. For the year ended December 31, 1999, the Company incurred $232,865 of such fees.

     The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of the Company's common stock) on a day-to-day basis. For the year ended December 31, 1999, the Company incurred a total of $373,480 for these services, $328,229 of such costs representing stock issuance costs, $6,455 representing acquisition related costs and $38,796 representing general operating and administrative expenses, including costs related to preparing and distributing reports required by the Securities and Exchange Commission.

     The Company has and will continue to incur certain costs in connection with the public offering of its common stock, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company. For the year ended December 31, 1999, the Company incurred $421,878 for such costs.

     In addition, in connection with its current offering of common stock, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant will be $0.0008 and one warrant will be issued for every 25 shares sold by the managing dealer, except when prohibited by federal or state securities laws. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing with the date the offering begins. No Soliciting Dealer Warrants, however, will be exercisable until one year from the date of issuance. As of February 23, 2000, CNL Securities Corp. has been issued approximately 19,000 Soliciting Dealer Warrants.

     All amounts paid by the Company to affiliates of the Company are believed by the Company to be fair and comparable to amounts that would be paid for similar services provided by unaffiliated third parties.

                                  PROPOSAL II:
                     APPROVAL OF AMENDMENTS TO THE COMPANY'S
                 AMENDED AND RESTATED ARTICLES OF INCORPORATION
            TO PERMIT THE COMPANY TO MAKE LOANS TO ADDITIONAL PARTIES

     The Articles contain a number of provisions that limit the Company's ability to enter into transactions with affiliated parties. Section 6.4(ii) states that the Company will not make any loans to Affiliates. Affiliates are defined to include: (i) any person or entity directly or indirectly through one or more intermediaries controlling, controlled by, or under common control with another person or entity; (ii) any person or entity, directly or indirectly owning, controlling, or holding with power to vote ten percent (10%) or more of the outstanding voting securities of another person or entity; (iii) any officer, director, partner or trustee of such person or entity; (iv) any person ten percent (10%) or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person; and (v) if such other person or entity is an officer, director, partner or trustee of a person or entity, the person or entity for which such person or entity acts in any such capacity.

     The Board of Directors believes that this provision is more restrictive than is necessary to protect the interests of stockholders. For example, Section 6.4(ii) currently prohibits the Company from making a loan to a wholly owned subsidiary, such as CNL Health Care Partners, LP, which is the operating entity through which the Company expects to own properties and conduct its business. Additionally, the current provisions prohibit the Company from making a loan to a joint venture in which the Company owns an interest of as little as 10% and in which the remaining interest is held by an unaffiliated third party. Because the Board of Directors believes that Section 6.4(ii), as currently in effect, precludes business transactions that are potentially advantageous to the Company and that do not present undue risk of conflicts of interest with the Sponsor (as such term is defined in the Articles), the Directors, the Advisor and Affiliates of those persons, the Board has unanimously recommended that an amendment to
Section 6.4(ii) of Article VI of the Articles be submitted to stockholders for approval.

     The Company believes that the proposed change is consistent with the requirements of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (NASAA). These guidelines are applicable to REITs which make offerings that are not exempt from registration under state securities laws.

     The proposed amendment would allow the Company (i) to make loans to wholly owned subsidiaries and (ii) to make mortgage loans to Affiliates in compliance with Section 5.4 (iii) of the Company's Articles (which requires the Company to obtain an independent appraisal of the value of the underlying property). The Company would not be permitted to make loans to the Sponsor, the Directors, the Advisor and the Affiliates of those persons in any other cases. The amendment as set forth below and approved by the Board of Directors makes no other changes to the existing text of Section 6.4 (ii).

         The text of the proposed amendment is set forth below (the new text is underlined, deleted text is struck through):

          RESOLVED, that Section 6.4(ii) of Article VI of the Company's Amended and Restated Articles of Incorporation, as amended, be amended to read as follows:

Section 6.4  Other Transactions

(ii) The Company will shall not make any loans to Affiliates the Sponsor, Advisor, Directors or any Affiliates thereof, except (A) as provided under Section 5.4(iii), or (B) to wholly owned subsidiaries of the Company. Any loans to the Company by the Advisor or its Affiliates must be approved by a majority of the Directors (including a majority of Independent Directors) not otherwise interested in such transaction as fair, competitive, and commercially reasonable, and no less favorable to the Company than comparable loans between unaffiliated parties.

     In connection with the above-described amendment to Section 6.4(ii), the Board of Directors unanimously recommends an amendment to section 5.4(xvii) of the Articles, which prohibits the Company from making loans to the Advisor and its Affiliates. Because certain mortgage loans to Affiliates and loans to wholly owned subsidiaries would be permitted by the revised Section 6.4(ii), retaining section  5.4(xvii)  in its current form would be  inconsistent  with the amended
Section 6.4(ii). The Board of Directors has unanimously recommended that an amendment to Section 5.4(xvii) of Article V of the Articles, which excepts transactions made subject to Section 6.4(ii), be submitted to stockholders for approval. The amendment as approved by the Board of Directors makes no other changes to the existing text of Section 5.4.

          The text of the proposed amendment to Section 5.4(xvii) of the Articles is set forth below (the new text is underlined, deleted text is struck through):

          RESOLVED, that Section 5.4(xvii) of Article V of the Company's Amended and Restated Articles of Incorporation, as amended, be amended to read as follows:

     Section 5.4 Investment Limitations. In addition to the other investment restrictions imposed by the Directors from time to time, consistent with the Company's objective of qualifying as a REIT, the following shall apply to the Company's investments:

     (xvii) The Company shall not make loans to the Advisor or its Affiliates, except as provided under Section 6.4(ii).

     Approval of the amendments  requires the affirmative  vote of a majority of the outstanding shares of the Company's common stock entitled to be voted thereon. The Company's officers and directors have advised the Company that they intend to vote their shares of common stock for the amendments. The Board of Directors unanimously recommends that stockholders vote for the amendments.
Proxies  will  be  voted  FOR  the  amendments  unless  stockholders   designate
otherwise.

     The amendments, if approved by the stockholders, will become effective on the date the amendments are filed with the Maryland Department of Assessments and Taxation. It is anticipated that the appropriate filing to effect the amendments will be made as soon after the annual meeting as is practicable.

                              INDEPENDENT AUDITORS

     Upon recommendation of and approval by the Board of Directors, including the independent directors, PricewaterhouseCoopers LLP has been selected to act as independent certified public accountants for the Company during the current fiscal year.

     A representative of PricewaterhouseCoopers LLP will be present at the annual meeting and will be provided with the opportunity to make a statement if desired. Such representative will also be available to respond to appropriate questions.

                                  OTHER MATTERS

     The Board of Directors does not know of any matters to be presented at the annual meeting other than those stated above. If any other business should come before the annual meeting, the person(s) named in the enclosed proxy will vote thereon as he or they determine to be in the best interests of the Company.

                        PROPOSALS FOR NEXT ANNUAL MEETING

     Any stockholder proposal to be considered for inclusion in the Company's proxy statement and form of proxy for the annual meeting of stockholders to be held in 2001 must be received at the Company's office at 450 South Orange Avenue, Orlando, Florida 32801, no later than November 11, 2000.

     Notwithstanding the aforementioned deadline, under the Company's Bylaws, a stockholder must follow certain other procedures to nominate persons for election as directors or to propose other business to be considered at an annual meeting of stockholders. These procedures provide that stockholders desiring to make nominations for directors and/or to bring a proper subject before a meeting must do so by notice timely received by the Secretary of the Company. With respect to proposals for the 2001 annual meeting, the Secretary of the Company must receive notice of any such proposal no earlier than February 9, 2001, and no later than March 11, 2001.

                                  ANNUAL REPORT

     A copy of the Company's Annual Report to Stockholders for the year ended December 31, 1999, accompanies this proxy statement.

                                  By Order of the Board of Directors,

                                  /s/ Lynn E. Rose
                                  -------------------------
                                  Lynn E. Rose
                                  Secretary

March 11, 2000
Orlando, Florida

P R O X Y                     CNL HEALTH CARE PROPERTIES, INC.


          The undersigned hereby appoints James M. Seneff, Jr. and Robert A. Bourne, and each of them, as proxies, with full power of substitution in each, to vote all shares of common stock of CNL Health Care Properties, Inc. (the "Company") which the undersigned is entitled to vote, at the Annual Meeting of Stockholders of the Company to be held on May 10, 2000, at 10:00 a.m., local time, and any adjournment thereof, on all matters set forth in the Notice of Annual Meeting and Proxy Statement, dated March 11, 2000, a copy of which has been received by the undersigned, as follows:

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE FOLLOWING ITEMS:


1.   Election of Five Directors


________________________________________________________
     Nominees:                 |_|  FOR ALL      |_|  WITHHELD FOR ALL     |_|  FOR  ALL   NOMINEES,   EXCEPT  VOTE
WITHHELD FOR:
         Robert A. Bourne                                                       (Write that nominee's name above)
         David W. Dunbar
         Edward A. Moses
         Timothy S. Smick
         James M. Seneff, Jr.


2. Proposal to amend Amended and Restated Articles of Incorporation and to permit the Company to make loans to additional parties (see proxy statement pages 10-11).

              |_|  FOR     |_|  AGAINST     |_|  ABSTAIN

3.   Other Matters:
     Grant authority upon such other matters as may come before the Meeting as they determine to be in the best interest of the Company.

              |_|  FOR     |_|  AGAINST     |_|  ABSTAIN

          (PLEASE SIGN AND DATE THIS PROXY, TEAR AT THE PERFORATION, AND RETURN IN ENCLOSED ENVELOPE)

           THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

          IF YOU SIGN, DATE AND MAIL YOUR PROXY WITHOUT INDICATING HOW YOU WANT TO VOTE, YOUR PROXY WILL BE COUNTED AS A VOTE "FOR" THE MATTERS STATED. IF YOU FAIL TO RETURN YOUR PROXY, YOUR PROXY WILL NOT BE COUNTED. EACH STOCKHOLDER IS URGED TO SUBMIT A SIGNED AND DATED PROXY.

                                 Dated:                  , 2000


                                 Signature(s) of Stockholder(s)

                                 IMPORTANT:   Please   mark  this
                                 Proxy,    date   it,   sign   it
                                 exactly    as    your    name(s)
                                 appear(s)  and  return it in the
                                 enclosed       postage      paid
                                 envelope.  Joint  owners  should
                                 each      sign       personally.
                                 Trustees  and others  signing in
                                 a  representative  or  fiduciary
                                 capacity  should  indicate their
                                 full titles in such capacity.

SEND IN YOUR PROXY

Please Vote

o    Your Vote Counts...
     The date of the CNL Health Care Properties, Inc. annual stockholder meeting is rapidly approaching. We encourage you to cast your vote promptly, so that we can avoid the time and expense of re-soliciting your vote.

o    Help Save Costs...
     Re-soliciting stockholders adds unnecessary costs to CNL Health Care Properties, Inc. Help us minimize operational expenses.

o    Send in Your Proxy Today...
     Please review the proxy card located in this stockholder package. Simply cast your vote, sign and detach the proxy and return it in the postage-paid envelope provided.

o    Thank You!
     If you have any questions, please call our Investor Services Department at 1-800-522-3863. We appreciate your participation and support.

CNL Health Care Properties, Inc.
CNL Center at City Commons
450 South Orange Avenue
Orlando, FL 32801-3336
(407) 650-1000  (800) 522-3863

FRONT OF CARD:

Your Vote is Important!

Please take a minute to sign, date and return your voting card.

CNL Health Care Properties, Inc.
CNL Center at City Commons
450 South Orange Avenue
Orlando, FL 32801-3336
(407) 650-1000  (800) 522-3863


BACK OF CARD:

The date of the CNL Health Care Properties, Inc. annual shareholder meeting is quickly approaching...and we need your help!

You should have recently received your CNL Health Care Properties, Inc. annual report, proxy statement and proxy card. Please take a few minutes to sign, date and return the voting card. Please note: ALL parties must sign the voting card in order for it to be valid.

If you have already cast your vote, thank you for your prompt attention to this important matter. We appreciate your participation!

Management cannot vote your shares for you and it is important that your shares are represented.

Please vote. Every Vote Counts! Thank You!