Form 10-Q
period 2000-03-31
CNL HEALTH CARE PROPERTIES INC
filed 2000-05-03
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
             -------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
             -------------------------- ---------------------------

                             Commission file number
                                    333-47411
                         ------------------------------

                        CNL Health Care Properties, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Maryland 59-3491443
 ------------------------------------------------- ---------------------------
                  (State of other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

                             450 South Orange Avenue
                             Orlando, Florida 32801
 ------------------------------------------------- ----------------------------
               (Address of principal executive offices) (Zip Code)

                          Registrant's telephone number
                      (including area code) (407) 650-1000
                  --------------------------------------------

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

699,907 shares of common stock, $.01 par value, outstanding as of May 1, 2000.

                                    CONTENTS





Part I                                                                                  Page


   Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheets                                     1

              Condensed Consolidated Statements of Operations                           2

              Condensed Consolidated Statements of Stockholders' Equity                 3

              Condensed Consolidated Statements of Cash Flows                           4-5

              Notes to Condensed Consolidated  Financial Statements                     6-12

   Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                         13-17

   Item 3.   Quantitative and Qualitative Disclosures
                  about Market Risk                                                     17


Part II

   Other Information                                                                    18-19

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              March 31,                  December 31,
                                                                                2000                         1999
                                                                            --------------               -------------

                                ASSETS

Cash                                                                          $5,812,893                  $4,744,222
Other assets                                                                     423,602                     344,338
                                                                          ---------------              --------------

                                                                              $6,236,495                  $5,088,560
                                                                          ===============              ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Due to related parties                                                    $1,938,627                  $1,775,256
    Accounts payable and accrued expenses                                         28,100                      21,167
                                                                          ---------------              --------------
       Total liabilities                                                       1,966,727                   1,796,423
                                                                          ---------------              --------------

Commitment (Note 8)

Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares
    Excess shares,  $.01 par value per share.
       Authorized and unissued  103,000,000  shares
    Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued and
       outstanding 658,615 and 540,028 shares, respectively                        6,586                       5,400
    Capital in excess of par value                                             4,410,747                   3,365,531
    Accumulated deficit                                                        (147,565 )                   (78,794 )
                                                                          ---------------              --------------
       Total stockholders' equity                                              4,269,768                   3,292,137
                                                                          ---------------              --------------

                                                                              $6,236,495                  $5,088,560
                                                                          ===============              ==============







                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Quarter
                                                                               Ended March 31,
                                                                          2000                 1999
                                                                       -----------          ------------


Revenues:
    Interest income                                                       $72,962                $ --
                                                                      ------------          ------------

Expenses:
    General operating and administrative                                   98,140                  --
                                                                      ------------          ------------

Net Loss                                                                $ (25,178 )              $ --
                                                                      ============          ============

Net Loss Per Share of Common Stock
    (Basic and Diluted)                                                   $ (0.04 )              $ --
                                                                      ============          ============

Weighted Average Number of Shares of
    Common Stock Outstanding                                              601,758                  --
                                                                      ============          ============






















                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

          Quarter Ended March 31, 2000 and Year Ended December 31, 1999



                                                 Common stock
                                            -------------------------------    Capital in
                                             Number              Par           excess of          Accumulated
                                             of Shares           value         par value            deficit                Total
                                           --------------     ------------    -------------     -----------------      -------------


  Balance at December 31, 1998                    20,000          $   200        $ 199,800            $   --             $ 200,000

  Subscriptions received for common
    stock through public offering
    and distribution reinvestment plan           543,528            5,435        5,429,848                --             5,435,283

  Subscriptions held in escrow                   (23,500 )           (235 )       (234,765 )              --              (235,000 )

  Stock issuance costs                              --               --         (2,029,352 )              --            (2,029,352 )

  Net loss                                          --               --               --               (28,390 )           (28,390 )

  Distributions declared and paid
    ($.125 per share)                               --               --               --               (50,404 )           (50,404 )
                                          ---------------    -------------   --------------     ---------------      --------------

  Balance at December 31, 1999                   540,028            5,400        3,365,531             (78,794 )         3,292,137

  Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan               133,387            1,334        1,332,553                --             1,333,887

  Subscriptions held in escrow                   (14,800 )           (148 )       (147,852 )              --              (148,000 )

  Stock issuance costs                              --               --           (139,485 )              --              (139,485 )

  Net loss                                          --               --               --               (25,178 )           (25,178 )

  Distributions declared and paid
    ($.075 per share)                               --               --               --               (43,593 )           (43,593 )
                                          ---------------    -------------   --------------     ---------------      --------------

  Balance at March 31, 2000                      658,615         $  6,586       $4,410,747          $ (147,565 )       $ 4,269,768
                                          ===============    =============   ==============     ===============      ==============


                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Quarter Ended
                                                                                       March 31,
                                                                           2000                       1999
                                                                       --------------            ----------------

Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                              $  10,409                    $    --
                                                                      ---------------           ----------------

    Financing Activities:
       Subscriptions received from stockholders                            1,185,887                         --
       Distributions to stockholders                                         (43,593 )                       --
       Payment of stock issuance costs                                       (84,032 )                       --
                                                                      ---------------           ----------------
             Net cash provided by financing activities                     1,058,262                         --
                                                                      ---------------           ----------------

Net Increase in Cash and Cash
    Equivalents                                                            1,068,671                          --

Cash and Cash Equivalents at Beginning
    of Quarter                                                             4,744,222                         92
                                                                      ---------------           ----------------

Cash and Cash Equivalents at End of
    Quarter                                                              $ 5,812,893                   $     92
                                                                      ===============           ================


















                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                           2000                       1999
                                                                       --------------            ----------------

Reconciliation of Net Loss to Net Cash Provided by Operating Activities:

       Net loss                                                           $  (25,178 )                  $    --
       Adjustments to reconcile net
         loss to net cash provided by
         operating activities:
           Changes in operating assets and liabilities:
                Other assets                                                  (2,671 )                       --
                Accounts payable and
                  other accrued expenses                                       5,607                          --
                Due to related parties                                        32,651                          --
                                                                      ===============           ================
                  Net cash provided by operating
                    activities                                             $  10,409                    $    --
                                                                      ===============           ================

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Amounts paid by related parties
        on behalf of the Company and
         its subsidiaries:
           Acquisition costs                                               $  22,283                  $  10,057
           Deferred offering costs                                                --                    118,784
           Stock issuance costs                                               18,641                         --
                                                                      ===============           ================
                                                                           $  40,924                 $  128,841
                                                                      ===============           ================
       Costs incurred by the Company and unpaid at quarter end:
           Acquisition costs                                               $  54,310                    $    --
           Deferred offering costs                                                --                      9,799
           Stock issuance costs                                               36,812                         --
                                                                      ---------------           ----------------
                                                                           $  91,122                  $   9,799
                                                                      ===============           ================




                See accompanying notes to condensed consolidated
                             financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2000 and 1999


1.   Organization and Nature of Business:

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

     The Company intends to use the proceeds from its public offering (the "Offering"), after deducting offering expenses, primarily to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to ten percent of the Company's total assets.

     The Company was a development stage enterprise from December 22, 1997 through July 13, 1999. Since operations had not begun, activities through July 13, 1999 were devoted to organization of the Company.

2.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts included in the financial statements as of December 31, 1999 have been derived from audited financial statements as of that date.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2000 and 1999


2.   Basis of Presentation - Continued:

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Health Care Properties, Inc. for the year ended December 31, 1999.

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, CNL Health Care Properties, Inc., and its wholly owned subsidiaries, CNL Health Care GP Corp. and CNL Health Care LP Corp., as well as the accounts of CNL Health Care Partners, LP. All significant intercompany balances and transactions have been eliminated.

3.   Public Offering:

     The Company has a currently effective registration statement on Form S-11 with the Securities Exchange Commission. A maximum of 15,500,000 shares ($155,000,000) may be sold, including 500,000 shares ($5,000,000) which are available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. In addition, the Company has registered 600,000 shares issuable upon the exercise of warrants granted to the managing dealer of the Offering. As of March 31, 2000, the Company had received subscription proceeds of $6,769,154 (676,915 shares), including $23,190 (2,319 shares) through the distribution reinvestment plan and $383,000 (38,300 shares) from Pennsylvania investors which will be held in escrow until the Company receives aggregate subscriptions of at least $7,775,000.

4.   Other Assets:

     Other assets as of March 31, 2000 and December 31, 1999 were $423,602 and $344,338, respectively, which consisted of acquisition fees and miscellaneous acquisition expenses which will be allocated to future Properties and miscellaneous prepaid expenses.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2000 and 1999

5.   Stock Issuance Costs:

     The Company has incurred certain expenses of its Offering, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the Offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Health Care Corp. (the "Advisor") and its affiliates. The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the Offering.

     During the quarters ended March 31, 2000 and 1999, the Company incurred $139,485 and $128,583, respectively, in stock issuance costs, including $94,869 and $17,180, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 7). These amounts have been charged to stockholders' equity subject to the three percent cap described above.

6.   Distributions:

     For the quarter ended March 31, 2000, 100 percent of the distributions paid to stockholders were considered ordinary income for federal income tax purposes. No amounts distributed to the stockholders for the quarter ended March 31, 2000 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

7.   Related Party Arrangements:

     Certain affiliates of the Company receive fees and compensation in connection with the offering, and the acquisition, management and sale of the assets of the Company.

     CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the Offering, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the quarter ended March 31, 2000, the Company incurred $88,940 of such fees. A substantial portion of these amounts was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2000 and 1999


7.   Related Party Arrangements - Continued:

     In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 2000, the Company incurred $5,929 of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were or will be paid.

     In addition, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant is $0.0008 and one warrant is issued for every 25 shares sold by the managing dealer except where prohibited by federal or state securities laws. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five-year period commencing with the date the offering begins. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance. During the quarter ended March 31, 2000, the Company issued approximately 19,400 Soliciting Dealer Warrants. As of March 31, 2000, CNL Securities Corp. was entitled to receive approximately 5,000 additional Soliciting Dealer Warrants for shares sold during the quarter then ended.

     The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5% of gross proceeds of the Offering, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing of the shares on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the quarter ended March 31, 2000, the Company incurred $53,364 of such fees. These fees are included in other assets at March 31, 2000.

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

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2000 and 1999


7.   Related Party Arrangements - Continued:

     The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the Offering), on a day-to-day basis.

     The expenses incurred for these services were classified as follows for the quarters ended March 31:


                                                                         2000                  1999
                                                                     --------------       --------------


Deferred offering costs                                                     $  --               $  70,291
Stock issuance costs                                                          27,103                --
Other assets                                                                     945                --
General operating and administrative expenses                                 54,321                --
                                                                     --------------       --------------

                                                                           $  82,369            $  70,291
                                                                     ==============       ==============


Amounts due to related parties consisted of the following at:

                                                                       March 31,          December 31,
                                                                          2000                 1999
                                                                     --------------       --------------

Due to the Advisor:
    Expenditures incurred for organizational and offering
        expenses on behalf of the Company                                $ 1,479,354          $ 1,432,291
    Accounting and administrative services                                    35,729                6,739
    Acquisition fees and expenses                                            412,820              336,226
                                                                     --------------       --------------
                                                                           1,927,903            1,775,256
                                                                     --------------       --------------

Due to CNL Securities Corp.:
    Commissions                                                               10,054                 --
    Marketing support and due diligence
          expense reimbursement fee                                              670                 --
                                                                     --------------       --------------
                                                                              10,724                 --
                                                                     --------------       --------------

                                                                         $ 1,938,627          $ 1,775,256
                                                                     ==============       ==============






                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2000 and 1999

8.   Commitment:

     In March 2000, the Company entered into an initial commitment to acquire a private-pay assisted living community for $13,848,900. The Property is a Brighton Gardens(R) by Marriot(R) in Orland Park, Illinois (see note 9).

9.   Subsequent Events:

     During the period April 1 through May 1, 2000, the Company received subscription proceeds for an additional 41,292 shares ($412,916) of common stock. As of May 1, 2000, the Company had received total subscription proceeds of $7,182,070, including $383,000 from Pennsylvania investors whose funds will be held in escrow until aggregate subscription proceeds total at least $7,775,000.

     On April 1, April 20 and May 1, 2000, the Company declared distributions of $0.025, $0.012 and $0.058, respectively, per share of common stock. These distributions are payable in June 2000.

     On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire and construct health care Properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the line of credit will bear interest at either (i) a rate per annum equal to London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9.7 million drawn will be 8.75%. In addition, a fee of .5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance.


                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2000 and 1999


9.   Subsequent Events - Continued:

     On April 20, 2000, the Company used offering proceeds of $5,748,000 and obtained an advance under the line of credit of $8,100,000 to acquire a Property for a total cost of $13,848,900. In connection with the line of credit, the Company incurred an origination fee, legal fees and closing costs of $55,917. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term lease, triple-net agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of proceeds from the Company's offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to update these forward-looking statements to reflect any future events or circumstances.

Introduction

         CNL Health Care Properties, Inc. is a Maryland corporation that was organized December 22, 1997. CNL Health Care GP Corp. and CNL Health Care LP Corp. are wholly owned subsidiaries of CNL Health Care Properties, Inc., organized in Delaware in December 1999. CNL Health Care Partners, LP is a Delaware limited partnership formed in December 1999. CNL Health Care GP Corp. and CNL Health Care LP Corp. are the general and limited partners, respectively, of CNL Health Care Partners, LP. Assets acquired are expected to be held by CNL Health Care Partners, LP and, as a result, owned by CNL Health Care Properties, Inc. through the partnership. The term "Company" includes CNL Health Care Properties, Inc. and its subsidiaries, CNL Health Care GP Corp., CNL Health Care LP Corp. and CNL Health Care Partners, LP.

         The  Company  was  formed  to  acquire  real  estate   properties  (the
"Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis. The Company may also provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately five to ten percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. The aggregate principal amount of Secured Equipment Leases is not expected to exceed ten percent of the Company's total assets.

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

Liquidity and Capital Resources

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933 effective September 18, 1998, the Company registered for sale an aggregate of $155,000,000 of shares of common stock (the "Shares") (15,500,000 shares at $10 per Share), with 500,000 of such shares available only to stockholders who elect to participate in the Company's reinvestment plan. In accordance with the Company's prospectus, the Company has elected to extend the offering of Shares to a date no later than September 18, 2000. The Board of Directors may determine to engage in future offerings of common stock, up to the number of unissued authorized shares of common stock.

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

         As of March 31, 2000, the Company had received aggregate subscription proceeds of $6,769,154 (676,915 Shares), including $23,190 (2,319 Shares)
through its distribution reinvestment plan and approximately $383,000 (38,300 Shares) from Pennsylvania investors. As of March 31, 2000, the Company had approximately $5,364,000 available to invest in Properties and Mortgage Loans following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees, organization and offering expenses of approximately three percent, and acquisition fees.

         The Company expects to use net offering proceeds from the sale of Shares to purchase Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving $25,000,000 initial line of credit and may obtain one or more additional revolving lines of credit that, combined with the initial line of credit, will be in an aggregate amount up to $45,000,000 (the "Lines of Credit"). The Company also plans to obtain permanent financing. The Lines of Credit may be repaid with offering proceeds, working capital or permanent financing. The aggregate amount of any permanent financing shall not exceed 30% of the Company's total assets and the maximum amount the Company may borrow is 300% of the Company's net assets.

         Until Properties are acquired, or Mortgage Loans are entered into, net offering proceeds are held in short-term, highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At March 31, 2000, the Company had $5,812,893 invested in such short-term investments as compared to $4,744,222 at December 31, 1999. The increase in the amount invested in short-term investments reflects subscription proceeds received from the sale of Shares during the quarter ended March 31, 2000. These funds will be used primarily to purchase Properties, to make Mortgage Loans, to pay organizational and offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

         During the quarters ended March 31, 2000 and 1999, affiliates incurred on behalf of the Company $18,641 and $118,784, respectively, for certain organizational and offering expenses and $22,283 and $10,057, respectively, for certain acquisition expenses. In addition, during the quarter ended March 31, 2000, affiliates incurred on behalf of the Company $40,821 for certain operating expenses. As of March 31, 2000 and 1999, the Company owed affiliates $1,938,627 and $911,689, respectively, for such amounts and unpaid fees and administrative expenses (including accounting; financial, tax, and regulatory compliance and reporting, due diligence and marketing; and investor relations). The Advisor of the Company has agreed to pay all organizational and offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of the gross offering proceeds.

       Since the commencement of the Offering through March 31, 2000, approximately $510,892 has been incurred by the Company in selling commissions, marketing support and due diligence reimbursement fees to related parties, $457,230 of which was reallowed to other broker-dealer firms. In addition, since the commencement of the Offering through March 31, 2000, the Company has reimbursed affiliates approximately $135,339 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the Offering.

         During the quarter ended March 31, 2000, the Company generated cash from operations of $10,409. Based on current and anticipated cash from operations, the Company declared and paid distributions to its stockholders of $43,593 during quarter ended March 31, 2000. On April 1 and April 20, 2000, the Company declared distributions of $0.025 and $0.012, respectively, per share of common stock, to stockholders of record on April 1 and April 20, 2000, respectively. The Company has also declared a distribution of $0.058 per share of common stock to stockholders of record on May 1, 2000. These distributions are payable in June 2000.

       For the quarter ended March 31, 2000, 100 percent of the distributions received by stockholders were considered to be ordinary income for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of May 1, 2000 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

         Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, the fact that permanent financing has not been obtained and that the Company has not entered into Mortgage Loans or Secured Equipment Leases, management does not believe that working capital reserves will be necessary at this time. Management has the right to cause the Company to maintain reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

         On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire and construct health care Properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the line of credit will bear interest at either (i) a rate per annum equal to London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9.7 million drawn will be 8.75%. In addition, a fee of .5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorneys fees, subject to a maximum cap, incurred in connection with the line of credit and each advance.

         On April 20, 2000, the Company used offering proceeds of $5,748,000 and obtained an advance under the line of credit of $8,100,000 to acquire a private-pay assisted living community for a total cost of $13,848,900. The Property is a Brighton Gardens by Marriot in Orland Park, Illinois.
In connection with the line of credit, the Company incurred an origination fee, legal fees and closing costs of $55,917. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

Results of Operations

       No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on July 14, 1999. The Company did not acquire any Properties or enter into any Mortgage Loans during the quarter ended March 31, 2000.

       During the quarter ended March 31, 2000, the Company earned $72,962 in interest income from investments in money market accounts. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

       Operating expenses were $98,140 for the quarter ended March 31, 2000. Operating expenses represent only a portion of operating expenses which the Company is expected to incur during a quarter in which the Company owns Properties. The dollar amount of operating expenses is expected to increase as the Company acquires Properties and invests in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires Properties and invests in Mortgage Loans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         The Company is subject to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially.

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

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           3.1 CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

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

                           4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                           10.1 Advisory Agreement, dated as of September 15, 1998, between CNL Health Care Properties, Inc. and CNL Health Care Corp. (Included as Exhibit 10.1 to the Registrants 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                           10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy
                                    S. Smick, Edward A. Moses, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 and Phillip M. Anderson, Jr. dated
                                    February 19, 1999 (Filed herewith.)

                           10.3 Agreement of Limited Partnership of CNL Health Care Partners, LP (included as
                                    Exhibit 10.10 to Registration  Statement No.
                                    333-47411 on Form S-11 and incorporated herein by reference.)

                           10.4 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriot Senior Living Services, Inc., relating to the Brighton Gardens by Marriot -
                                    Orland Park, Illinois (Filed herewith.)

                           10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton
                                    Gardens   by  Marriot  -  Orland
                                    Park, Illinois (Filed herewith.)

                           10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000 (Filed herewith.)

                           27.      Financial Data Schedule (Filed herewith.)

                  (b) No reports on Form 8-K were filed during the quarter ended
                      March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 1st day of May, 2000.


                                        CNL HEALTH CARE PROPERTIES, INC.

                                              By:  /s/ James M. Seneff, Jr.
                                                   JAMES M. SENEFF, JR.
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                  By:  /s/ Robert A. Bourne
                                                       ROBERT A. BOURNE
                                                       Director and President
                                                       (Principal Financial and
                                                       Accounting Officer)

                                    EXHIBITS

                                  EXHIBIT INDEX

Exhibit Number

  3.1 CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

  3.2 CNL Health Care Properties, Inc. Bylaws (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

  4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

  10.1 Advisory Agreement, dated as of September 15, 1998, between CNL Health Care Properties, Inc. and CNL Health Care Corp. (Included as Exhibit
         10.1 to the Registrants 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

  10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following director and/or officer has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 and Phillip M. Anderson, Jr. dated February 19, 1999 (Filed herewith.)

  10.3 Agreement of Limited Partnership of CNL Health Care Partners, LP (included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

  10.4   Purchase and Sale Agreement  between CNL Health Care  Partners,  LP and
         Marriot  Senior  Living  Services,   Inc.,  relating  to  the  Brighton
         Gardens  by   Marriot -  Orland  Park,   Illinois  (Filed
         herewith.)

  10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriot - Orland Park, Illinois (Filed herewith.)

  10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000 (Filed herewith.)

  27.    Financial Date Schedule (Filed herewith.)