Form 10-Q
period 2000-06-30
CNL HEALTH CARE PROPERTIES INC
filed 2000-08-01
CIK 1055264

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  (X)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
             -------------------------------------------------------

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

                               Maryland 59-3491443
 ------------------------------------------------- ----------------------------
                  (State of other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latestpracticable date.

907,876 shares of common stock, $.01 par value, outstanding as of July 31, 2000.

                                    CONTENTS




Part I                                                                                 Page
   Item 1.    Financial Statements:

              Condensed Consolidated Balance Sheets                                     1

              Condensed Consolidated Statements of Earnings                             2

              Condensed Consolidated Statements of Stockholders' Equity                 3

              Condensed Consolidated Statements of Cash Flows                           4-5

              Notes to Condensed Consolidated Financial Statements                      6-14

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                             15-21

   Item 3.    Quantitative and Qualitative Disclosures
              about Market Risk                                                         21


Part II

   Other Information                                                                    22-24


                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,                   December 31,
                                                                                2000                         1999
                                                                            --------------               -------------
                                ASSETS

Land, building and equipment on operating lease, net                          $14,553,953                      $   --
Cash                                                                              659,311                   4,744,222
Receivables                                                                         3,631                          --
Loan costs, less accumulated amortization of $2,206                                53,711                          --
Other assets                                                                       95,626                     344,338
                                                                           ---------------              --------------

                                                                              $15,366,232                  $5,088,560
                                                                           ===============              ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Line of credit                                                             $6,800,000                      $   --
    Due to related parties                                                      1,795,033                   1,775,256
    Accounts payable and accrued expenses                                           4,445                      21,167
    Interest payable                                                               16,705                          --
    Security deposit                                                              553,956                          --
    Deferred rental income                                                         46,900                          --
                                                                           ---------------              --------------
       Total liabilities                                                        9,217,039                   1,796,423
                                                                           ---------------              --------------


Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued  3,000,000  shares                                    --                          --
    Excess shares,  $.01 par value per share.
       Authorized and unissued  103,000,000  shares                                  --                          --
    Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued and
         outstanding 872,153 and 540,028 shares, respectively                       8,721                       5,400
    Capital in excess of par value                                              6,214,506                   3,365,531
    Accumulated deficit                                                           (74,034)                    (78,794)
                                                                           ---------------              --------------
       Total stockholders' equity                                               6,149,193                   3,292,137
                                                                           ---------------              --------------

                                                                              $15,366,232                  $5,088,560
                                                                           ===============              ==============




     See accompanying notes to condensed consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                      Quarter                        Six Months
                                                                Ended June 30,                     Ended June 30,
                                                           2000             1999                2000               1999
                                                       -------------     ------------       --------------    -- ---------
Revenues:
    Rental income from operating lease                    $   272,119           $  --            $ 272,119          $ --
    FF&E Reserve income                                         3,616              --                3,616            --
    Interest income                                            19,887              --               92,849            --
                                                       ---------------   -------------       --------------   -------------
                                                              295,622                              368,584
                                                       ---------------   -------------       --------------   -------------

Expenses:
    Interest                                                  129,776              --              129,776            --
    General operating and administrative                       95,473              --              193,613            --
    Asset management fees to related party                     13,849              --               13,849            --
    Reimbursement of operating expenses
       from related party                                    (213,886 )            --             (213,886 )          --
    Depreciation and amortization                              87,947              --               87,947            --
                                                       ---------------   -------------       --------------   -------------
                                                              113,159              --              211,299            --
                                                       ---------------   -------------       --------------   -------------

Net Earnings                                                $ 182,463           $  --            $ 157,285         $  --
                                                       ===============   =============       ==============   =============

Net Earnings Per Share of Common Stock
    (Basic and Diluted)                                      $   0.25           $  --             $   0.24         $  --
                                                       ===============   =============       ==============   =============

Weighted Average Number of Shares of
    Common Stock Outstanding                                  730,041              --              665,899            --
                                                       ===============   =============       ==============   =============















     See accompanying notes to condensed consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Six Months Ended June 30, 2000 and Year Ended December 31, 1999

                                                   Common stock               Capital in
                                          -------------------------------
                                             Number              Par          excess of          Accumulated
                                            of Shares           value         par value            deficit                Total
                                          --------------     ------------    -------------     -----------------      -------------

  Balance at December 31, 1998                   20,000          $   200        $ 199,800            $   --             $ 200,000

  Subscriptions received for common
    stock through public offering
    and distribution reinvestment plan          543,528            5,435        5,429,848                --             5,435,283

  Subscriptions held in escrow                  (23,500 )           (235 )       (234,765 )              --              (235,000 )

  Stock issuance costs                             --               --         (2,029,352 )              --            (2,029,352 )

  Net loss                                         --               --               --               (28,390 )           (28,390 )

  Distributions declared and paid
    ($.125 per share)                              --               --               --               (50,404 )           (50,404 )
                                         ---------------    -------------   --------------     ---------------      --------------

  Balance at December 31, 1999                  540,028            5,400        3,365,531             (78,794 )         3,292,137

  Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan              332,125            3,321        3,317,941                --             3,321,262

  Stock issuance costs                             --               --           (468,966 )              --              (468,966 )

  Net earnings                                     --               --               --               157,285             157,285

  Distributions declared and paid
    ($.229 per share)                              --               --               --              (152,525 )          (152,525 )
                                         ---------------    -------------   --------------     ---------------      --------------

  Balance at June 30, 2000                      872,153     $     8,721        $6,214,506           $ (74,034 )       $ 6,149,193
                                         ===============    =============   ==============     ===============      ==============






     See accompanying notes to condensed consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           2000                          1999
                                                                       -------------            ----------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                              $ 657,668                    $    --
                                                                      ---------------           ----------------

     Net Cash Provided by Investing Activities:
       Additions to land, building and
          equipment on operating lease                                   (13,848,900 )                       --
       Payment of acquisition costs                                         (366,078 )                       --
                                                                      ---------------           ----------------
            Net cash used in investing activities                        (14,214,978 )                       --
                                                                      ---------------           ----------------

    Net Cash Provided by Financing Activities:
       Repayment of offering and acquisition costs paid by
          related party on behalf of the Company                            (223,302)                        --
       Proceeds from line of credit                                        8,100,000                         --
       Payment of loan costs                                                 (55,917)                        --
       Repayment of borrowings on line of cash                            (1,300,000)                        --
       Subscriptions received from stockholders                            3,321,262                         --
       Distributions to stockholders                                        (152,525)                        --
       Payment of stock issuance costs                                      (217,119)                        --
                                                                      ---------------           ----------------
            Net cash provided by financing activities                      9,472,399                         --
                                                                      ---------------           ----------------

Net Decrease in Cash and Cash
    Equivalents                                                           (4,084,911 )                       --

Cash and Cash Equivalents at Beginning
    of Period                                                              4,744,222                         92
                                                                      ---------------           ----------------

Cash and Cash Equivalents at End of
    Period                                                                 $ 659,311                   $     92
                                                                      ===============           ================









     See accompanying notes to condensed consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           2000                       1999
                                                                       --------------            ----------------

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Amounts paid by related parties
         on behalf of the Company and
         its subsidiaries:
           Acquisition costs                                               $  56,129              $       --
           Deferred offering costs                                              --                      235,071
           Stock issuance costs                                              178,708                      --
                                                                      ===============           ================

                                                                           $ 234,837                 $  235,071
                                                                      ===============           ================
       Costs incurred by the Company and unpaid at period end:
           Acquisition costs                                               $ 360,336                 $  110,915
           Deferred offering costs                                                --                    269,877
           Stock issuance costs                                               67,956                         --
                                                                      ---------------           ----------------

                                                                           $ 428,292                 $  380,792
                                                                      ===============           ================



















     See accompanying notes to condensed consolidated financial statements.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2000 and 1999

1.       Organization and Nature of Business:

CNL Health Care Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997. CNL Health Care GP Corp. and CNL Health Care LP Corp. are wholly owned subsidiaries of CNL Health Care Properties, Inc., each of which was organized pursuant to the laws of the state of Delaware in December 1999. CNL Health Care Partners, LP is a Delaware limited partnership formed in December 1999. CNL Health Care GP Corp. and CNL Health Care LP Corp. are the general and limited partner, respectively, of CNL Health Care Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Health Care Properties, Inc., CNL Health Care Partners, LP, CNL Health Care GP Corp. and CNL Health Care LP Corp.

The Company intends to use the proceeds from its public offerings after deducting offering expenses, primarily to acquire real estate properties (the "Property" or "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to ten percent of the Company's total assets.

The Company was a development stage enterprise from December 22, 1997 through July 13, 1999. Since operations had not begun, activities through July 13, 1999 were devoted to the organization of the Company.

The Company acquired its first Property, a Brighton Gardens(R) by Marriott(R), on April 20, 2000. This Property is located in Orland Park, Illinois. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

2.       Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts included in the financial statements as of December 31, 1999 have been derived from audited financial statements as of that date.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2000 and 1999

2.       Basis of Presentation - Continued:

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Health Care Properties, Inc. and its subsidiaries for the year ended December 31, 1999.

The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Health Care Properties, Inc. and its wholly owned subsidiaries, CNL Health Care GP Corp. and CNL Health Care LP Corp., as well as the accounts of CNL Health Care Partners, LP. All significant intercompany balances and transactions have been eliminated.

3.       Public Offerings:

The Company has a currently effective registration statement on Form S-11 with the Securities and Exchange Commission. A maximum of 15,500,000 shares ($155,000,000) may be sold (the "Initial Offering"), including 500,000 shares ($5,000,000) which are available only to stockholders who elect to participate in the Company's reinvestment plan. The Company has adopted a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock of the Company. In addition, the Company has registered 600,000 shares issuable upon the exercise of warrants to be granted to the managing dealer of the Initial Offering as Shares are sold. As of June 30, 2000, the Company had received subscription proceeds of $8,521,527 (852,153 shares), including $50,427 (5,043 shares) through the distribution reinvestment plan.

On May 19, 2000, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 15,500,000 additional shares of common stock ($155,000,000) (the "2000 Offering") in an offering expected to commence immediately following the completion of the Company's Initial Offering. Of the 15,500,000 shares of common stock to be offered, up to 500,000 will be available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable
(i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Company's advisor for acquisition fees, are substantially the same for the Company's Initial Offering. The Company expects to use the net proceeds from the 2000 Offering to purchase additional Properties and, to a lesser extent, make Mortgage Loans.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2000 and 1999

4.       Land, Building and Equipment on Operating Lease:

The Company leases its land, building and equipment to a health care facility operator. The lease is accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and has been classified as an operating lease. The lease is for 15 years, provides for minimum and contingent rent and requires the tenant to pay executory costs. In addition, the tenant pays all property taxes and assessments and carries insurance  coverage for public  liability,  property  damage,  fire and extended coverage.  The  lease  options  allow  the  tenant  to renew  the lease for four successive five-year periods subject to the same terms and conditions of the initial lease. The lease also requires the establishment of a capital expenditure reserve fund, which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the health care Property (the "FF&E Reserve"). Funds in the FF&E Reserve have been earned, granted and assigned to the Company as additional rent.

The company records the acquisition of land, building and equipment at cost, including acquisition and closing costs. Building and equipment are depreciated on the straight-line method over their estimated useful life of 40 and seven years, respectively. Land, building and equipment on operating lease consisted of the following at:

                                            June 30,         December 31,
                                              2000               1999
                                         -------------    ------------------
      Land                                 $2,083,948              $     --
      Building                             11,530,358                    --
      Equipment                             1,025,388                    --
                                       ---------------    ------------------
                                           14,639,694                    --
      Less accumulated depreciation           (85,741)                   --
                                       ===============    ==================

                                          $14,553,953              $     --
                                       ===============    ==================

The lease provides for an increase in the minimum annual rent at a predetermined interval during the term of the lease. Such amount is recognized on a straight-line basis over the term of the lease commencing on the date the Property was placed in service. Deferred rental income represents the aggregate amount of cash payments received in excess of rental revenue recognized on a straight-line basis to date.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Quarters and Six Months Ended June 30, 2000 and 1999

4.       Land, Building and Equipment on Operating Lease - Continued:

The lease requires that the tenant pay lease payments every four weeks in advance. The following is a schedule of future minimum lease payments to be received on the noncancellable operating lease at June 30, 2000:

               2000                         $  675,134
               2001                          1,350,267
               2002                          1,373,391
               2003                          1,384,890
               2004                          1,384,890
               Thereafter                   14,223,932
                                        ================

                                          $ 20,392,504
                                        ================

Since the lease is renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rents, which may be received on the lease based on a percentage of the tenant's gross sales.

5.       Other Assets:

Other assets as of June 30, 2000 and December 31, 1999 were $95,626 and $344,338, respectively, which consisted of acquisition fees and acquisition expenses which will be allocated to future Properties and miscellaneous prepaid expenses.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2000 and 1999

6.       Line of Credit:

On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire health care Properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the line of credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75% through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance.

The Company had obtained an advance of $8,100,000 relating to the line of credit and had an outstanding balance of $6,800,000 as of June 30, 2000. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $55,917. The proceeds were used in connection with the purchase of a health care Property.

7.       Stock Issuance Costs:

The Company has incurred certain expenses of its offering, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offering. Preliminary costs incurred prior to raising capital were advanced by an affiliate of the Company, CNL Health Care Corp. (the "Advisor") and its affiliates. The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the offerings.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2000 and 1999

7.       Stock Issuance Costs - Continued:

During the six months ended June 30, 2000 and 1999, the Company incurred $468,966 and $504,200, respectively, in stock issuance costs, including $265,700 and $197,184, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). These amounts have been charged to stockholders' equity.

8.       Distributions:

For the six months ended June 30, 2000, 100 percent of the distributions paid to stockholders were considered ordinary income for federal income tax purposes. No amounts distributed to the stockholders for the six months ended June 30, 2000 are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2000 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2000.

9.       Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offering, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the six months ended June 30, 2000, the Company incurred $249,094 of such fees, of which $216,037 has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 2000, the Company incurred $16,606 of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were or will be paid.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2000 and 1999

9.       Related Party Arrangements - Continued:

In addition, in connection with the Initial Offering, the Company has agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant is $0.0008 and one warrant is issued for every 25 shares sold by the managing dealer except where prohibited by federal or state securities laws. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five-year period commencing with the date the offering began. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance. During the six months ended June 30, 2000, the Company issued approximately 24,000 Soliciting Dealer Warrants. As of June 30, 2000, CNL Securities Corp. was entitled to receive approximately 6,100 additional Soliciting Dealer Warrants for shares sold during the quarter then ended.

The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5% of gross proceeds of the offering, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing the Company's shares of common stock on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the six months ended June 30, 2000, the Company incurred $149,456 of such fees. These fees are included in land, building and equipment on operating lease and other assets at June 30, 2000.

The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886; therefore, the Advisor will reimburse the Company such amount in accordance with the advisory agreement. The amount to be received from the Advisor has been treated as a reduction of the amount due to related parties as of June 30, 2000.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor will receive a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the quarter ended June 30, 2000, the Company incurred $13,849 of such fees.

                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2000 and 1999

9.       Related Party Arrangements - Continued:

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offering), on a day-to-day basis. The expenses incurred for these services were classified as follows for the six months ended June 30:

                                                                         2000                  1999
                                                                     --------------       --------------
Deferred offering costs                                              $            --            $ 167,392
Stock issuance costs                                                          25,687                   --
Other assets                                                                  30,491                   --
General operating and administrative expenses                                120,106                   --
                                                                     --------------       --------------

                                                                           $ 176,284         $  $ 167,392
                                                                     ==============       ==============

Amounts due to related parties consisted of the following at:

                                                                       June 30,           December 31,
                                                                          2000                 1999
                                                                     --------------       --------------

Due to (from) the Advisor:
    Expenditures incurred for organizational and offering
        expenses on behalf of the Company                                $ 1,570,983         $1,432,291
    Accounting and administrative services due to
        (reimbursable from) the Advisor                                     (179,027)             6,739
    Acquisition fees and expenses                                            358,238            336,226
                                                                       --------------       ------------
                                                                           1,750,194          1,775,256
                                                                       --------------       ------------

Due to CNL Securities Corp.:
    Commissions                                                               42,027               --
    Marketing support and due diligence
        expense reimbursement fee                                              2,812               --
                                                                       --------------       ------------
                                                                              44,839               --
                                                                       --------------       ------------

                                                                         $ 1,795,033        $ 1,775,256
                                                                       ==============       ============


                        CNL HEALTH CARE PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2000 and 1999

10.      Concentration of Credit Risk:

All of the Company's rental income for the six months ended June 30, 2000 was earned from one lessee, Brighton Gardens(R) Orland Park, LLC, which operates the Property as a Brighton Gardens(R) by Marriott(R).

Although the company intends to acquire Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of any one health care chain or lessee that contributes more than ten percent of the Company's rental income could significantly impact the result of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of this Property for the ongoing operations of the lessee.

It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased in 2000 and subsequent years.

11.      Subsequent Events:

During the period July 1 through July 31, 2000, the Company received subscription proceeds for an additional 35,723 shares ($357,230) of common stock. As of July 31, 2000, the Company had received total subscription proceeds of $8,878,760.

On July 1, 2000 the Company declared distributions totaling $50,847, or $0.058 per share of common stock, payable in September 2000,to stockholders of record on July 1, 2000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of proceeds from the Company's offerings, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

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

                         Liquidity and Capital Resources

Common Stock Offerings

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933 effective September 18, 1998, the Company registered for sale an aggregate of $155,000,000 of shares of common stock (the "Shares") (15,500,000 shares at $10 per Share), with 500,000 of such Shares available only to stockholders who elect to participate in the Company's reinvestment plan (the "Initial Offering"). In accordance with the Company's prospectus, the Company has elected to extend the Initial Offering of Shares to a date no later than September 18, 2000. The Board of Directors may determine to engage in future offerings of common stock, up to the number of unissued authorized shares of common stock.

         On May 19, 2000, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 15,500,000 Shares of common stock ($155,000,000) ("the 2000 Offering") in an offering expected to commence immediately following the completion of the Initial Offering. Of the 15,500,000 Shares of common stock to be offered, up to 500,000 will be available to stockholders purchasing Shares through the reinvestment plan. The price per share and the other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Company's advisor for acquisition fees, are substantially the same as those for the Initial Offering.

         The managing dealer of the offering of Shares of the Company is CNL Securities Corp., an affiliate of CNL Health Care Corp. (the "Advisor").

         As of July 13, 1999, the Company had received aggregate subscription proceeds of $2,751,052 (275,105 Shares), which exceeded the minimum offering amount of $2,500,000, and $2,526,052 of the funds were released from escrow. The remaining subscription proceeds of $225,000 (representing funds received from Pennsylvania investors) were held in escrow until the Company received aggregate subscriptions which exceeded $7,775,000 on June 13, 2000.

         As of June 30, 2000, the Company had received aggregate subscription proceeds of $8,521,527 (852,153 Shares), including $50,427 (5,043 Shares)
through its reinvestment plan. As of June 30, 2000, the Company had approximately $7,326,000 available to invest in properties and mortgage loans following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees, organization and offering expenses of approximately three percent, and acquisition fees.

         The Company expects to use net offering proceeds from the sale of Shares to purchase properties (the "Property" or "Properties") and to invest in mortgage loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving $25,000,000 initial line of credit. The Company also plans to obtain permanent financing. The line of credit may be repaid with offering proceeds, working capital or permanent financing. The aggregate amount of any permanent financing shall not exceed 30% of the Company's total assets and the maximum amount the Company may borrow is 300% of the Company's net assets.

Indebtedness

         On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire health care Properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the line of credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75% through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. During the six months ended June 30, 2000, the Company obtained an advance for $8,100,000 and repaid $1,300,000 relating to the line of credit. In connection with the line of credit, the Company incurred an origination fee, legal fees and closing costs of $55,917. The proceeds were used in connection with the purchase of a Property.

Property Acquisition and Investments

         On April 20, 2000, the Company used offering proceeds of $5,748,900 and obtained an advance under the line of credit of $8,100,000 to acquire a private-pay assisted living community for a total cost of $13,848,900. The Property is a Brighton Gardens(R) by Marriott(R) in Orland Park, Illinois. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

Cash and Cash Equivalents

         Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments maturing in less than 30 days), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At June 30, 2000, the Company had $659,311 invested in such short-term investments as compared to $4,744,222 at December 31, 1999. The decrease  in  the  amount  invested  in  short-term  investments  was  primarily attributable to the purchase of one Property and repayments on the line of credit, partially offset by subscription proceeds received from the sale of Shares during the six months ended June 30, 2000. The funds remaining at June 30, 2000, along with additional funds expected to be received from the sale of Shares, will be used primarily to purchase Properties, to make mortgage loans, to pay organizational and offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

         The Company expects to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit.

         Due to the fact that the Company leases its Property, and will lease any Properties acquired in the future, on a triple-net basis, meaning that tenants are required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Property is adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, property acquisitions and development and investment in mortgage loans and secured equipment leases, with additional advances under its line of credit and proceeds from its offerings. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

Distributions

         During the six months ended June 30, 2000, the Company generated cash from operations of $657,668. Based on current and anticipated cash from operations, the Company declared and paid distributions to its stockholders totaling $152,525 during the six months ended June 30, 2000. On July 1, 2000, the Company declared a distribution of $.058 per share of common stock, to stockholders of record on July 1, 2000. This distribution is payable in September 2000.

         For the six months ended June 30, 2000, 100 percent of the distributions received by stockholders were considered to be ordinary income for federal income tax purposes. No amounts distributed or to be distributed to the stockholders as of July 31, 2000 were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Due to Related Parties

         During the six months ended June 30, 2000 and 1999, affiliates incurred on behalf of the Company $178,708 and $235,071, respectively, for certain organizational and offering expenses and $56,129 and $0, respectively, for certain acquisition expenses. In addition, during the six months ended June 30, 2000, affiliates incurred on behalf of the Company $93,920 for certain operating expenses. As of June 30, 2000 and December 31, 1999, the Company owed affiliates $1,795,033 and $1,775,256, respectively, for such amounts and unpaid fees and administrative expenses. The Advisor of the Company has agreed to pay all organizational and offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of the gross offering proceeds. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886; therefore, the Advisor will reimburse the Company such amount in accordance with the advisory agreement. The amount to be received from the Advisor has been treated as a reduction of the amount due to related parties as of June 30, 2000.

         Since the commencement of the Initial Offering through June 30, 2000, approximately $681,722 has been incurred by the Company in selling commissions, marketing support and due diligence reimbursement fees to related parties, a majority of which was reallowed to other broker-dealer firms. In addition, since the commencement of the Initial Offering through June 30, 2000, the Company has reimbursed affiliates $198,472 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the Initial Offering.

Other

         As of June 30, 2000, the tenant of the Property owned by the Company, has established a reserve fund which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the health care Property (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the six months ended June 30, 2000, revenue relating to the FF&E Reserve totalled $3,616. Due to the fact that the Property is leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

         Management is not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor does management expect any material changes in the availability and relative cost of such capital resources. Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

                              Results of Operations

       No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on July 13, 1999.

Revenues

       As of June 30, 2000, the Company had acquired one Property consisting of land, building and equipment, and had entered into a long-term, triple-net lease agreement relating to this Property. The Property lease provides for minimum base rental payments of $103,867 that are generally payable every four weeks. The lease also provides that, after 24 months, the base rent required under the terms of the lease will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The Company's lease also requires the establishment of an FF&E Reserve. The FF&E Reserve is owned by the Company and has been recognized as additional rent. For the quarter ended June 30, 2000, the company earned $272,119 in rental income from this Property. The Company also earned $3,616 in FF&E Reserve income during the quarter ended June 30, 2000. Because the Company has not yet acquired all of its Properties, revenues for the six months ended June 30, 2000, represent only a portion of revenues which the Company is expected to earn in future periods.

         During the six months ended June 30, 2000, the Company also earned $92,849 in interest income from investments in money market accounts. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and mortgage loans. However, as net offering proceeds are invested in Properties and used to make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

Significant Tenants

       During the six months ended June 30, 2000, the Company owned one Property. The lessee, Brighton Gardens(R) Orland Park, LLC, contributed 100 percent of the Company's total rental income. In addition, the Property is operated as a Marriott(R) brand chain. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this lessee or the Marriott(R) brand chain could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of this Property for the ongoing operations of the lessee. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased during 2000 and subsequent years.

Expenses

       Operating expenses, including interest expense and depreciation and amortization expense, were $425,185 for the six months ended June 30, 2000, of which $327,045 was incurred for the quarter ended June 30, 2000. Operating expenses represent only a portion of operating expenses which the Company is expected to incur during a six month period in which the Company owns Properties for the full six months. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in mortgage loans. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

         Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap in an Expense Year. During the Expense Year ended June 30, 2000, the Company's operating expenses totaled $287,084, exceeding the Expense Cap by $213,886; therefore, the Advisor will reimburse the Company such amount in accordance with the advisory agreement.

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

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

(a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 10, 2000 for the purposes of electing the board of directors and voting on the proposal described below.

(b) Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

(c) Two proposals were submitted to a vote of stock-holders as follows:

                              (1) The stockholders approved the election of the
                                  following persons as directors of the Company:


                     Name                  For               Withheld
     -------------------------------   ------------        --------------
     James M. Seneff, Jr.                484,802                 0
     Robert A. Bourne                    484,802                 0
     David W. Dunbar                     484,802                 0
     Timothy S. Smick                    484,802                 0
     Edward A. Moses                     484,802                 0

                              (2) The stockholders approved, with 398,048
                                  affirmative votes, 36,170 negative votes and 30,584 abstentions, the proposal to approve amendments to the Company's Amended And Restated Articles of Incorporation to expand the class of borrowers to which the Company may make loans.

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

3.3 CNL Health Care Properties, Inc. Articles of Amendments to Amended and Restated Articles of Incorporation (Filed herewith.)


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


10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James
M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 and Phillip M. Anderson, Jr. dated February 19, 1999 (Included as Exhibit 10.2 to the March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

10.3 Agreement of Limited Partnership of CNL Health Care Partners, LP (included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

10.4 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens(R) by Marriott(R) - Orland Park, Illinois (Included as Exhibit 10.4 to the March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens(R) by Marriott(R) - Orland Park, Illinois (Included as Exhibit 10.5 to the March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000 (Included as Exhibit 10.6 to the March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

27.  Financial Data Schedule (Filed  herewith.)

(b) The Company filed one report on Form 8-K on May 1, 2000, in connection with the acquisition of one property.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 31st day of July, 2000.


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

3.3 CNL Health Care Properties, Inc. Articles of Amendments to Amended and Restated Articles of Incorporation (Filed herewith.)


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

10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 and Phillip M. Anderson, Jr. dated February 19, 1999 (Included as Exhibit 10.2 to the March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

10.3 Agreement of Limited Partnership of CNL Health Care Partners, LP (included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)


10.4 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens(R) by Marriott(R) - Orland Park, Illinois (Included as Exhibit
         10.4 to the March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens(R) by Marriot(R) - Orland Park, Illinois (Included as Exhibit 10.5 to the
         March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)



10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000 (Included as Exhibit 10.6 to the March 31, 2000 Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

27. Financial Data Schedule (Filed herewith.)

                                   EXHIBIT 3.3
                        CNL Health Care Properties, Inc.
                            Articles of Amendments to
                 Amended and Restated Articles of Incorporation


                              ARTICLES OF AMENDMENT


                                       TO


               THE AMENDED AND RESTATED ARTICLES OF INCORPORATION


                                       OF


                        CNL HEALTH CARE PROPERTIES, INC.



                  CNL Health Care Properties, Inc., a Maryland corporation having its principal office in Maryland in Baltimore City, Maryland (hereinafter called the "corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:


                  FIRST: The Amended and Restated Articles of Incorporation (the "Articles of Incorporation") are hereby amended by striking out ARTICLE 5, SECTION 5.4(xvii)


                  The Company shall not make loans to the Advisor or its Affiliates.


                  and inserting in lieu thereof the following:


                  The Company shall not make loans to the Advisor or its Affiliates, except as provided under Section 6.4(ii).


                  SECOND: The Articles of Incorporation are hereby amended by striking out ARTICLE 6, SECTION 6.4(ii)


                  The Company will not make any loans to Affiliates. Any loans to the Company by the Advisor or its Affiliates must be approved by a majority of the Directors (including a majority of Independent Directors) not otherwise interested in such transaction as fair, competitive, and commercially reasonable, and no less favorable to the Company than comparable loans between unaffiliated parties.


                  and inserting in lieu thereof the following:


                  The Company shall not make loans to the Sponsor, Advisor, Directors or any Affiliates thereof, except (A) as provided under Section 5.4(iii), or (B) to wholly owned subsidiaries of the Company. Any loans to the Company by the Advisor or its Affiliates must be approved by a majority of the Directors (including a majority of Independent Directors) not otherwise interested in such transaction as fair, competitive, and commercially reasonable, and no less favorable to the Company than comparable loans between unaffiliated parties.


                   THIRD: The amendment of the Articles of Incorporation of the corporation as hereinabove set forth has been duly advised by the board of directors and approved by the stockholders of the corporation.


                  IN WITNESS WHEREOF: CNL Health Care Properties, Inc., has caused these presents to be signed in its name and on its behalf by its President and attested by its Secretary on June 27, 2000.


                  THE UNDERSIGNED, President of CNL Health Care Properties, Inc., who executed on behalf of said corporation, the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said corporation, the foregoing Articles of Amendment to be the corporate act of said corporation and further certifies that, to the best of his of her knowledge, information, and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.





ATTEST:  CNL Health Care Properties, Inc.


/s/ Lynn E. Rose                            /s/ Robert A. Bourne
----------------------------------   ---------------------------------------
Lynn E. Rose, Secretary                     Robert A. Bourne, President