Form 10-K/A
period 1999-12-31
CNL HEALTH CARE PROPERTIES INC
filed 2000-08-03
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 2

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

         The Form 10K of CNL Health Care Properties, Inc. (the "Company") for the year ended December 31, 1999, is being amended to include in the SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PERSUANT
SECTION 12 OF THE ACT the notice of special meeting of stockholders, letter to stockholders, proxy card and proxy statement. At the time the Company filed its Form 10K, it represented to the Securities and Exchange Commission (the "Commission") that copies of such material would be furnished to the Commission at the time it was sent to stockholders.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2000.

                        CNL HEALTH CARE PROPERTIES, INC.

                                By:      ROBERT A. BOURNE
                                         President (Principal Financial
                                         and Accounting Officer)

                                         /s/ Robert A. Bourne
                                         ROBERT A. BOURNE

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                        CNL HEALTH CARE PROPERTIES, INC.
                             450 South Orange Avenue
                             Orlando, Florida 32801




                                 August 3, 2000





To our Stockholders:

         You are cordially invited to attend a special meeting of stockholders of CNL Health Care Properties, Inc. (the "Company") on August 22, 2000 at 11:00 a.m. at CNL Center at 450 South Orange Avenue, Orlando, Florida. Enclosed for your review are the proxy, proxy statement and notice of meeting for the special meeting of stockholders.

         This proxy requests your vote for an amendment of the Company's Amended and Restated Articles of Incorporation to change the name of the Company to "CNL Retirement Properties, Inc." The proposal for the name change reflects the Board's desire to provide better name recognition of the Company in the context of its business. Therefore, the Board of Directors unanimously recommends that you vote to approve the proposal presented in this proxy statement.

         Your vote counts. Please complete and return the enclosed proxy today, whether or not you plan to attend the special meeting. Thank you for your attention to this matter.

Sincerely,


/s/ James M. Seneff, Jr.                             /s/ Robert A. Bourne

James M. Seneff, Jr.                                 Robert A. Bourne
Chairman of the Board and                            President
Chief Executive Officer

                        CNL HEALTH CARE PROPERTIES, INC.
                             450 South Orange Avenue
                             Orlando, Florida 32801


                    NOTICE OF SPECIAL MEETING OF STOCKHOLDERS
                                 August 22, 2000


To our Stockholders:


         Notice is hereby given that a special meeting of stockholders of CNL Health Care Properties, Inc. (the "Company") will be held at CNL Center, 450 South Orange Avenue, Orlando, Florida 32801 on Tuesday, August 22, 2000, at 11:00 a.m., local time, for the following purposes:

1. to approve an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company to CNL Retirement Properties, Inc.; and

2. to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

         Only stockholders of record at the close of business on August 1, 2000, will be entitled to notice of, and to vote at, the special meeting or any adjournment or postponement thereof.

                                  By Order of the Board of Directors,

                                  /s/ Lynn E. Rose

                                  Lynn E. Rose
                                  Secretary

August 3, 2000
Orlando, Florida

YOUR VOTE IS VERY IMPORTANT. WHETHER OR NOT YOU EXPECT TO ATTEND THE MEETING, PLEASE SIGN AND DATE THE ENCLOSED PROXY AND MAIL IT PROMPTLY IN THE POSTAGE-PAID ENVELOPE PROVIDED.

                        CNL HEALTH CARE PROPERTIES, INC.
                             450 South Orange Avenue
                             Orlando, Florida 32801




                                 PROXY STATEMENT




     This proxy statement is furnished by the Board of Directors of CNL Health Care Properties, Inc. (the "Company") in connection with the solicitation by the Board of Directors of proxies to be voted at a special meeting of stockholders to be held on August 22, 2000, and at any adjournment thereof, for the purposes set forth in the accompanying notice of such meeting. All stockholders of record at the close of business on August 1, 2000, will be entitled to vote.

     Any proxy, if received in time, properly signed and not revoked, will be voted at such meeting in accordance with the directions of the stockholder. If no directions are specified, the proxy will be voted FOR the Proposal set forth in this proxy statement. Any stockholder giving a proxy has the power to revoke it at any time before it is exercised. A proxy may be revoked (1) by delivery of a written statement to the Secretary of the Company stating that the proxy is revoked, (2) by presentation at the special meeting of a subsequent proxy executed by the person executing the prior proxy, or (3) by attendance at the special meeting and voting in person.

     Votes cast in person or by proxy at the special meeting will be tabulated and a determination will be made as to whether or not a quorum is present. The Company will treat abstentions as shares that are present and entitled to vote for purposes of determining the presence or absence of a quorum, but as unvoted for purposes of determining the approval of any matter submitted to the stockholders. If a broker submits a proxy indicating that it does not have discretionary authority as to certain shares to vote on a particular matter, those shares will not be considered as present and entitled to vote with respect to such matter.

     Solicitation of proxies will be primarily by mail. However, directors and officers of the Company also may solicit proxies by telephone or telegram or in person. All of the expenses of preparing, assembling, printing and mailing the materials used in the solicitation of proxies will be paid by the Company. Arrangements may be made with brokerage houses and other custodians, nominees and fiduciaries to forward soliciting materials, at the expense of the Company, to the beneficial owners of shares held of record by such persons. It is anticipated that this proxy statement and the enclosed proxy first will be mailed to stockholders on or about August 3, 2000.

     As of August 1, 2000, 907,876 shares of common stock of the Company were outstanding. Each share of common stock entitles the holder thereof to one vote on the matter to be voted upon at the special meeting. As of the record date, officers and directors of the Company had the power to vote approximately 2.3% of the outstanding shares of common stock.

                                TABLE OF CONTENTS






SECURITY OWNERSHIP...........................................      3

PROPOSAL: APPROVAL OF AMENDMENT
TO THE COMPANY'S AMENDED AND RESTATED
ARTICLES OF INCORPORATION TO CHANGE THE NAME OF
THE COMPANY TO CNL RETIREMENT PROPERTIES, INC................      4

OTHER MATTERS................................................      4

PROPOSALS FOR NEXT ANNUAL MEETING............................      5

                               SECURITY OWNERSHIP

     The following table sets forth, as of August 1, 2000, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than five percent of the Company's common stock, by each director, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors.

      Name and Address                      Number of Shares           Percent
     of Beneficial Owner                   Beneficially Owned         of Shares

     James M. Seneff, Jr.                      20,000 (1)                2.2%

     Robert A. Bourne                              0                      --

     David W. Dunbar                               0                      --

     Timothy S. Smick                              0                      --

     Edward A. Moses                               0                      --

     Phillip M. Anderson, Jr.                    1,075                   (2)

     All directors and executive                 21,075                  2.3%
     officers as a group (9 persons)


(1) Includes 20,000 shares held by CNL Health Care Corp., the advisor to the Company (the "Advisor") of which Mr. Seneff is director. Mr. Seneff and his wife share beneficial ownership of the Advisor through their ownership of CNL Financial Group, Inc. The Advisor is a wholly owned subsidiary of CNL Financial Group, Inc.

(2)      Less than one percent.

                                    PROPOSAL:
                     APPROVAL OF AMENDMENT TO THE COMPANY'S
                 AMENDED AND RESTATED ARTICLES OF INCORPORATION
                      TO CHANGE THE NAME OF THE COMPANY TO
                         CNL RETIREMENT PROPERTIES, INC.

         The Board of Directors of the Company has unanimously approved and directed that there be submitted to stockholders for their approval an amendment to Article 1 of the Company's Amended and Restated Articles of Incorporation, as amended (the "Articles"), which would change the name of the Company to "CNL Retirement Properties, Inc." (the "Name Change Amendment").

         The text of the proposed amendment is set forth below:

         RESOLVED, that Section 1.1 of Article 1 of the Company's Articles be amended to read as follows:

         SECTION 1.1 Name. The name of the corporation (the "Company") is:

                         CNL Retirement Properties, Inc.

             So far as may be practicable, the business of the Company shall be conducted and transacted under that name, which name (and the word "Company" wherever used in these Articles of Amendment and Restatement of CNL
    Retirement Properties, Inc. (these "Articles of Incorporation"), except where the context otherwise requires) shall refer to the Directors collectively but not individually or personally and shall not refer to the Stockholders or to any officers, employees or agents of the Company or of such Directors.

             Under circumstances in which the Directors determine that the use of the name "CNL Retirement Properties, Inc." is not practicable, they may use any other designation or name for the Company.

         The Name Change  Amendment  will not change any other aspect of Article
1. The Board of Directors has taken this action in order to provide better name recognition of the Company in the context of its business.

         Approval of the Name Change Amendment requires the affirmative vote of a majority of the outstanding shares of the Company's common stock entitled to vote thereon. The Company's officers and directors have advised the Company that they intend to vote their shares of common stock for the Name Change Amendment.

         The Name Change Amendment, if approved by stockholders, will become effective on the date the Name Change Amendment is filed with the Maryland Department of Assessments and Taxation. It is anticipated that the appropriate filing to effect the Name Change Amendment will be made soon after the special meeting as practicable.

         The Board of Directors unanimously recommends that stockholders vote FOR the Name Change Amendment. Proxies will be voted for the Name Change Amendment unless stockholders designate otherwise.


                                  OTHER MATTERS

     The Board of Directors does not know of any matters to be presented at the special meeting other than those stated above. If any other business should come before the special meeting, the person(s) named in the enclosed proxy will vote thereon as he or they determine to be in the best interests of the Company.

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

                       By Order of the Board of Directors,


                        /s/ Lynn E. Rose

                        Lynn E. Rose
                        Secretary


August 3, 2000
Orlando, Florida

                                    P R O X Y
                        CNL HEALTH CARE PROPERTIES, INC.


IMPORTANT:
Please mark this Proxy,date it, sign it exactly as your name(s) appear(s)and return it in the enclosed postage paid envelope. Joint owners should each sign personally. Trustees and others signing in a representative or fiduciary capacity should indicate their full titles in such capacity.

     The undersigned hereby appoints James M. Seneff, Jr. and Robert A. Bourne, and each of them, as proxies, with full power of substitution in each, to vote all shares of common stock of CNL Health Care Properties, Inc. (the "Company") which the undersigned is entitled to vote, at the Special Meeting of Stockholders of the Company to be held on August 22, 2000, at 11:00 a.m., local time, and any adjournment thereof, on the matter set forth in the Notice of Special Meeting and Proxy Statement, dated August 3, 2000, a copy of which has been received by the undersigned, as follows:

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE FOLLOWING ITEM:

1. Proposal to amend Amended and Restated Articles of Incorporation to change the name of the Company to "CNL Retirement Properties, Inc." (see proxy statement page 4).

              |_|  FOR     |_|  AGAINST     |_|  ABSTAIN

IN THEIR DISCRETION, THE PROXIES ARE AUTHORIZED TO VOTE UPON SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING.


           (PLEASE SIGN AND DATE THIS PROXY, TEAR AT THE PERFORATION,
                        AND RETURN IN ENCLOSED ENVELOPE)


           THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

IF YOU SIGN, DATE AND MAIL YOUR PROXY WITHOUT INDICATING HOW YOU WANT TO VOTE, YOUR PROXY WILL BE COUNTED AS A VOTE "FOR" THE MATTER STATED. IF YOU FAIL TO RETURN YOUR PROXY, YOUR PROXY WILL NOT BE COUNTED. EACH STOCKHOLDER IS URGED TO SUBMIT A SIGNED AND DATED PROXY.


Dated:  ________________ , 2000                   Signature(s) of Stockholder(s)

SEND IN YOUR PROXY

Please Vote

o Your Vote Counts... CNL Health Care Properties, Inc. has called a special meeting to change the name of the Company from CNL Health Care Properties, Inc. to CNL Retirement Properties, Inc. The date of this meeting is rapidly approaching. We encourage you to promptly cast your vote on this single proposal, so that we can avoid the time and expense of re-soliciting your vote.

o Help Save Costs... Re-soliciting stockholders adds unnecessary costs to CNL Health Care Properties, Inc. Help us minimize operational expenses.

o Send in Your Proxy Today... Please review the proxy card located in this stockholder package. Simply cast your vote, sign and return the proxy in the postage-paid envelope provided.

o Thank You! If you have   any questions,   please call   our Investor  Services
  Department   at  1-800-522-3863. We appreciate your participation and support.


CNL Health Care Properties, Inc.
CNL Center at City Commons
450 South Orange Avenue
Orlando, FL 32801-3336
(407) 650-1000  (800) 522-3863

                       IF YOU WOULD RATHER FAX YOUR VOTE,
                           PLEASE USE THIS COVER SHEET

                           REMEMBER - FAX YOUR PROXY!!

TO:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NAME:    Christine Ziola
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FIRM:             MAVRICC Management Systems, Inc.

FAX NO.: (248) 614-4536

RE:               CNL Health Care Properties, Inc. Proxy Vote



FROM:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NAME:

TELEPHONE:

DATE:

NUMBER OF PAGES (including cover sheet):  2, cover sheet and proxy

COMMENTS: