Form 10-Q
period 2000-09-30
CNL HEALTH CARE PROPERTIES INC
filed 2000-11-13
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to

                             Commission file number
                                    333-37480


                         CNL Retirement Properties, Inc.
              (formerly known as CNL Health Care Properties, Inc.)
             (Exact name of registrant as specified in its charter)

                  Maryland                             59-3491443
        -----------------------------        -----------------------------
       (State of other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

          450 South Orange Avenue
          Orlando, Florida                               32801
       -------------------------------       ------------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number
(including area code)                                (407) 650-1000
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

1,091,526 shares of common stock, $.01 par value, outstanding as of November 9, 2000.

                                    CONTENTS

Part I                                                                              Page

  Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets                                  1

             Condensed Consolidated Statements of Operations                        2

             Condensed Consolidated Statements of Stockholders' Equity              3

             Condensed Consolidated Statements of Cash Flows                        4-5

             Notes to Condensed Consolidated Financial Statements                   6-14

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         15-21

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk             21


Part II

   Other Information                                                                22-25

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,                December 31,
                                                                     2000                         1999
                                                                 --------------               -------------

                                ASSETS

Land, building and equipment on operating lease, net               $14,445,267                      $   --
Cash                                                                   409,595                   4,744,222
Receivables                                                              4,244                          --
Loan costs, less accumulated amortization of $5,001                     50,916                          --
Accrued rental income                                                   13,754                          --
Other assets                                                           132,164                     344,338
                                                                ---------------              --------------

                                                                   $15,055,940                  $5,088,560
                                                                ---------------              --------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Line of credit                                                 $ 5,370,000                      $   --
    Due to related parties                                           1,139,382                   1,775,256
    Accounts payable and accrued expenses                                1,788                      21,167
    Interest payable                                                    12,267                          --
    Security deposit                                                   553,956                          --
    Rent paid in advance                                                27,315                          --
                                                                ---------------              --------------
       Total liabilities                                             7,104,708                   1,796,423
                                                                ---------------              --------------


Stockholders' equity:
    Preferred stock, without par value.
         Authorized and unissued 3,000,000 shares                           --                          --
    Excess shares,  $.01 par value per share.
         Authorized and unissued 103,000,000 shares                         --                          --
    Common stock, $.01 par value per share.
         Authorized 100,000,000 shares, issued and outstanding
         1,017,838 and 540,028 shares, respectively                      10,178                       5,400
    Capital in excess of par value                                    8,161,327                   3,365,531
    Accumulated distributions in excess of net earnings                (220,273 )                   (78,794 )
                                                                 ---------------              --------------
       Total stockholders' equity                                     7,951,232                   3,292,137
                                                                 ---------------              --------------
                                                                    $15,055,940               $  5,088,560
                                                                 ---------------              --------------

     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                           AND SUBSIDIARIES (formerly
                   known as CNL Health Care Properties, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Quarter                          Nine Months
                                                           Ended September 30,                Ended September 30,
                                                          2000              1999             2000              1999
                                                      -------------     -------------    -------------     -------------

Revenues:
    Rental income from operating lease                    $ 344,940            $   --         $ 617,059           $   --
    FF&E Reserve income                                       6,219                --             9,835               --
    Interest income                                           5,615            31,845            98,464           31,845
                                                      --------------    --------------   ---------------   --------------
                                                            356,774            31,845           725,358           31,845
                                                      --------------    --------------   ---------------   --------------

Expenses:
    Interest                                                133,633                --           263,409               --
    General operating and administrative                     76,214            24,690           269,828           24,690
    Asset management fees to related party                   20,773                --            34,622               --
    Organizational costs                                         --            20,000                --           20,000
    Reimbursement of operating expenses
      from related party                                         --                --          (213,886 )             --
    Depreciation and amortization                           111,482                --           199,428               --
                                                      --------------    --------------   ---------------   --------------
                                                            342,102            44,690           553,401           44,690
                                                      --------------    --------------   ---------------   --------------

Net Earnings (Loss)                                       $  14,672         $ (12,845 )       $ 171,957        $ (12,845 )
                                                      --------------    --------------   ---------------   --------------


Net Earnings (Loss) Per Share of Common
Stock (Basic and Diluted)                                  $    .02          $   (.04 )         $   .23         $   (.04 )
                                                      --------------    --------------   ---------------   --------------

Weighted Average Number of Shares of
    Common Stock Outstanding                                940,592           342,929           758,132          342,929
                                                      --------------    --------------   ---------------   --------------

     See accompanying notes to condensed consolidated financial statements.



                         CNL RETIREMENT PROPERTIES, INC.
                           AND SUBSIDIARIES (formerly
                   known as CNL Health Care Properties, Inc.)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      Nine Months Ended September 30, 2000 and Year Ended December 31, 1999

                                               Common stock                                     Accumulated
                                                                             Capital in        distributions
                                          Number             Par             Excess of         in excess of
                                        of shares           value            par value         net earnings           Total
                                      ---------------   ---------------    --------------   -------------------  --------------

  Balance at December 31, 1998                20,000          $   200          $ 199,800             $    --         $ 200,000

  Subscriptions received for common
    stock through public offering
    and distribution reinvestment
    plan                                     543,528            5,435          5,429,848                  --         5,435,283

  Subscriptions held in escrow               (23,500 )           (235 )         (234,765 )                --          (235,000 )

  Stock issuance costs                          --               --           (2,029,352 )                --        (2,029,352 )

  Net loss                                      --               --                 --                 (28,390 )       (28,390 )

  Distributions declared and paid
    ($.125 per share)                           --               --                 --                 (50,404 )       (50,404 )
                                      ---------------   --------------    ---------------   -------------------  --------------

  Balance at December 31, 1999               540,028            5,400          3,365,531               (78,794 )     3,292,137

  Subscriptions received for common
    stock through public offering an
    distribution reinvestment plan           454,310            4,543          4,538,582                  --         4,543,125

  Subscriptions released from escrow          23,500              235            234,765                  --           235,000

  Stock issuance costs                          --               --             (732,676 )                --          (732,676 )

  Adjustment to previously accrued
    stock issuance costs                        --               --              755,125                  --           755,125

  Net earnings                                  --               --                 --                 171,957         171,957

  Distributions declared and paid
    ($.404 per share)                           --               --                 --                (313,436 )      (313,436 )
                                      ---------------   --------------    ---------------   -------------------  --------------

  Balance at September 30, 2000            1,017,838        $  10,178         $8,161,327          $   (220,273 )    $7,951,232
                                      ---------------   --------------    ---------------   -------------------  --------------


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                           AND SUBSIDIARIES (formerly
                   known as CNL Health Care Properties, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                            2000                 1999
                                                                       --------------       ---------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                             $  941,807            $   31,845
                                                                      ---------------      ----------------

     Net Cash Used in Investing Activities:
       Additions to land, building and equipment
          on operating lease                                             (13,848,900 )                  --
       Payment of acquisition costs                                         (483,972 )                  --
                                                                      ---------------      ----------------
            Net cash used in investing activities                        (14,332,872 )                  --
                                                                      ---------------      ----------------

    Net Cash Provided by Financing Activities:
       Payment of offering and acquisition costs paid by
          related party on behalf of the Company                            (343,589 )                  --
       Proceeds from line of credit                                        8,100,000                    --
       Payment of loan costs                                                 (55,917 )                  --
       Repayment of borrowings on line of credit                          (2,730,000 )                  --
       Subscriptions received from stockholders                            4,778,125             3,918,991
       Distributions to stockholders                                        (313,436 )             (16,460 )
       Payment of stock issuance costs                                      (378,745 )            (326,785 )
                                                                      ---------------      ----------------
            Net cash provided by financing activities                      9,056,438             3,575,746
                                                                      ---------------      ----------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                           (4,334,627 )           3,607,591

Cash and Cash Equivalents at Beginning
    of Period                                                              4,744,222                    92
                                                                      ---------------      ----------------

Cash and Cash Equivalents at End of
    Period                                                                $  409,595           $ 3,607,683
                                                                      ===============      ================


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                           2000                       1999
                                                                       --------------            ----------------

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Amounts paid by related parties
         on behalf of the Company and
         its subsidiaries:
           Acquisition costs                                          $           --            $        74,630
           Stock issuance costs                                               97,601                    363,682
                                                                      ---------------           ================

                                                                      $       97,601            $       438,312
                                                                      ===============           ================
       Costs incurred by the Company and unpaid at period end:

           Acquisition costs                                          $      245,179            $            --
           Stock issuance costs                                              106,530                         --
                                                                      ---------------           ----------------

                                                                      $      351,709            $            --
                                                                      ===============           ================

       Adjustment to previously accrued stock
         issuance costs                                               $      755,125            $            --
                                                                      ===============           ================







     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Organization and Nature of Business:

         CNL Retirement Properties, Inc., formerly known as CNL Health Care Properties, Inc., was organized pursuant to the laws of the State of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which was organized pursuant to the laws of the State of Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp. and CNL Retirement LP Corp.

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

         The Company acquired its first Property, a Brighton Gardens(R) by Marriott(R), on April 20, 2000. The Property is located in Orland Park, Illinois. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts included in the financial statements as of December 31, 1999 have been derived from audited financial statements as of that date.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

2.       Basis of Presentation - Continued:

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 1999.

         The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries, CNL Retirement GP Corp. and CNL Retirement LP Corp., as well as the accounts of CNL Retirement Partners, LP. All significant intercompany balances and transactions have been eliminated.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Company to defer recognition of certain percentage rental income until certain thresholds are met. The Company adopted SAB 101 effective January 1, 2000 without restatement of prior periods.

3.       Public Offerings:

         On September 18, 2000, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "Initial Offering"), which included 500,000 shares ($5,000,000) available only to stockholders who elected to participate in the Company's distribution reinvestment plan. In addition, the Company registered up to 600,000 shares issuable upon the exercise of warrants granted to the managing dealer of the Initial Offering as Shares were sold. In connection with the Initial Offering, the Company received subscription proceeds of $9,718,974 (971,898 shares), including $50,463 (5,046 shares) through the distribution reinvestment plan and had issued approximately 29,900 warrants exercisable for 29,900 shares (see Note
         9).

         Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 additional shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000
         shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the distribution reinvestment plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Retirement Corp. (the "Advisor") for acquisition fees, are substantially the same as for the Company's Initial Offering. As of September 30, 2000, the Company had received total subscription proceeds from the Initial Offering, the 2000 Offering and the sale of warrants of $9,978,385 (997,838 shares), including $88,874 (8,887 shares) through the distribution reinvestment plan.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

4.       Land, Building and Equipment on Operating Lease:

         The Company leases its land, building and equipment to a health care facility operator. The lease is accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and has been classified as an operating lease. The lease is for 15 years, provides for minimum and contingent rent and requires the tenant to pay executory costs. In addition, the tenant pays all property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenant to renew the lease for four successive five-year periods subject to the same terms and conditions of the initial lease. The lease also requires the establishment of a capital expenditure reserve fund, which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the health care Property (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company as additional rent.

         The Company recorded the acquisition of the land, building and equipment relating to the Property at cost, including acquisition and closing costs. The building and equipment are depreciated on the straight-line method over their estimated useful lives of 40 and 7 years, respectively. Land, building and equipment on operating lease consisted of the following at:

                                          September 30,        December 31,
                                              2000                1999
                                        -----------------    ---------------
         Land                           $       2,083,948    $           --
         Building                              11,530,358                --
         Equipmen                               1,025,388                --
                                       -------------------   ---------------
                                               14,639,694                --
         Less accumulated depreciation           (194,427)               --
                                       ===================   ===============
                                            $  14,445,267    $           --
                                       ===================   ===============

         The lease provides for an increase in the minimum annual rent commencing at the beginning of the third lease year. Such amount is recognized on a straight-line basis over the term of the lease commencing on the date the Property was placed in service. For the nine months ended September 30, 2000, the Company recognized $13,754 of such rental income. This amount is included in rental income from operating lease in the accompanying consolidated statements of operations.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

4.       Land, Building and Equipment on Operating Lease - Continued:

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating lease at September 30, 2000:

               2000                          $  337,567
               2001                           1,350,267
               2002                           1,373,391
               2003                           1,384,890
               2004                           1,384,890
               Thereafter                    14,223,932
                                       ----------------

                                           $ 20,054,937
                                       ================

         Since the lease is renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rents, which may be received on the lease based on a percentage of the tenant's gross sales.

5.       Other Assets:

         Other assets totaling $132,164 and $344,338 as of September 30, 2000 and December 31, 1999, respectively, consisted of acquisition fees and acquisition expenses which will be allocated to future Properties and miscellaneous prepaid expenses.

6.       Line of Credit:

         On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire Properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the line of credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or
         (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75% through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent.


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
               (formerly known as CNL Health Care Properties,Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

6.       Line of Credit - Continued:

         The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance.

         The Company obtained an advance of $8,100,000 relating to the line of credit during the nine months ended September 30, 2000. As of September 30, 2000, the Company had repaid $2,730,000 of such amount and had an outstanding balance of $5,370,000. In connection with the line of credit, the Company incurred a commitment fee, legal fees and closing costs of $55,917. The proceeds were used in connection with the purchase of the Company's Property.

7.       Stock Issuance Costs:

         The Company has incurred certain expenses of its offering, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. During the nine months ended September 30, 2000 and 1999, the Company incurred $732,676 and $838,355, respectively, in stock issuance costs, including $382,248 and $329,479, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). These amounts have been charged to stockholders' equity.

         Preliminary costs incurred prior to raising capital were advanced by the Advisor and its affiliates. The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross offering proceeds received from the sale of shares of the Company in connection with the offerings.

8.       Distributions:

         For the nine months ended September 30, 2000, approximately 68 percent of the distributions paid to stockholders were considered ordinary income and approximately 32 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2000 are required to be or have been treated by the Company as return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 2000 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2000.

9.       Related Party Arrangements:

         Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer, CNL Securities Corp. These affiliates receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

9.       Related Party Arrangements - Continued:

         CNL Securities Corp. is entitled to receive commissions amounting to 7.5% of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the nine months ended September 30, 2000, the Company incurred $358,358 of such fees, of which $318,017 has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 2000, the Company incurred $23,891 of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were or will be paid.

         In addition, in connection with the Initial Offering, the Company agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. The price for each warrant was $0.0008 and one warrant was issued for every 25 shares sold by the managing dealer except where prohibited by federal or state securities laws. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of, the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five-year period commencing with the date the Initial Offering began. No Soliciting Dealer Warrant, however, will be exercisable until one year from the date of issuance. During the nine months ended September 30, 2000, the Company issued approximately 29,900 Soliciting Dealer Warrants. As of September 30, 2000, CNL Securities Corp. was entitled to receive approximately 5,900 additional Soliciting Dealer Warrants for shares sold during the quarter then ended.

         CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the offering is completed in the amount of 0.20% of the stockholders' investment in the Company. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of September 30, 2000, no such fees had been incurred.

         The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5% of gross proceeds of the offerings, loan proceeds from permanent financing and amounts outstanding on the line of credit, if any, at the time of listing the Company's shares of common stock on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the nine months ended September 30, 2000, the Company incurred $215,015 of such fees. These fees are included in land, building and equipment on operating lease and other assets at September 30, 2000.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

9.       Related Party Arrangements - Continued:

         The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886 (the "June 2000 Reimbursement"); therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. During the Expense Year ending September 30, 2000, the Company's operating expenses, net of the June 2000 Reimbursement, did not exceed the Expense Cap.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60% of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the nine months ended September 30, 2000, the Company incurred $34,622 of such fees.

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings) on a day-to-day basis. The expenses incurred for these services were classified as follows for the nine months ended September 30:


                                                              2000                           1999
                                                       --------------------          ------------------

      Stock issuance costs                                     $    103,158                  $   256,795
      Other assets                                                   31,190                        5,770
      General operating and administrative expenses                 164,296                        9,808
                                                       --------------------          ------------------

                                                               $    298,644                  $   272,373
                                                       ====================          ==================


         The Company's operations began on July 13, 1999, therefore, expenses incurred for general operating and administrative expenses for the nine months ended September 30, 1999 represent approximately three months of activity.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

9.       Related Party Arrangements - Continued:

         Amounts due to related parties consisted of the following at:

                                                                        September 30,               December 31,
                                                                             2000                        1999
                                                                     --------------------        -------------------

      Due to the Advisor:
        Expenditures incurred for offering expenses on behalf
           of the Company                                                     $   876,064              $   1,432,291
        Accounting and administrative services due to the
           Advisor                                                                 12,799                      6,739
        Acquisition fees and expenses                                             244,287                    336,226
                                                                     --------------------        -------------------
                                                                                1,133,150                  1,775,256
                                                                     --------------------        -------------------

      Due to CNL Securities Corp.:
        Commissions                                                                 5,840                         --
        Marketing support and due diligence expense
           reimbursement fee                                                          392                         --
                                                                     --------------------        -------------------
                                                                                    6,232                         --
                                                                     --------------------        -------------------

                                                                             $  1,139,382               $  1,775,256
                                                                     ====================        ===================


10.      Concentration of Credit Risk:

         All of the Company's rental income for the nine months ended September 30, 2000 was earned from one lessee, Brighton Gardens(R) Orland Park, LLC, which operates the Property as a Brighton Gardens(R) by Marriott(R).

         Although the Company intends to acquire additional Properties, including Properties located in various states and regions, and to carefully screen its tenants in order to reduce risks of default, failure of any one health care chain or lessee that contributes more than ten percent of the Company's rental income could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of this Property for the ongoing operations of the lessee.

         It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired in subsequent periods.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2000 and 1999

11.      Subsequent Events:

         During the period October 1 through November 9, 2000, the Company received subscription proceeds for an additional 73,688 shares ($736,880) of common stock. As of November 9, 2000, the Company had received total subscription proceeds of $10,915,265.

         On October 1, 2000 and November 1, 2000, the Company declared distributions totaling $59,340 and $63,454, respectively or $0.0583 per share of common stock, payable in December 2000, to stockholders of record on October 1 and November 1, 2000 respectively.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of proceeds from the Company's current Offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                   The Company

         CNL Retirement Properties, Inc., formerly known as CNL Health Care Properties, Inc., is a Maryland corporation that was organized on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., organized in Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. The property currently owned and assets acquired in the future are expected to be held, by CNL Retirement Partners, LP and, as a result, owned by CNL Retirement Properties, Inc. through the partnership. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp. and CNL Retirement LP Corp.

         At a special meeting of stockholders of the Company, held on August 22, 2000, the stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation proposed by the Board of Directors to change the Company's name. Effective August 24, 2000, the Company changed its name from CNL Health Care Properties, Inc. to CNL Retirement Properties, Inc. The Board of Directors believes that this will provide better name recognition of the Company in the context of its business.

                         Liquidity and Capital Resources

Common Stock Offerings

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933 effective September 18, 1998, the Company registered for sale an aggregate of up to $155,000,000 of shares of common stock (15,500,000 shares at $10 per share), with 500,000 of such shares available only to stockholders who elected to participate in the Company's reinvestment plan (the "Initial Offering"). As of July 13, 1999, the Company had received aggregate subscription proceeds of $2,751,052 (275,105 Shares), which exceeded the minimum offering amount of $2,500,000, and $2,526,052 of the funds were released from escrow. The remaining subscription proceeds of $225,000 (representing funds received from Pennsylvania investors) were held in escrow until the Company received aggregate subscriptions, which exceeded $7,775,000 on June 13, 2000. The Initial Offering of shares concluded on

September 18, 2000. In connection with the Initial Offering, the Company received subscription proceeds of $9,718,974 (971,898 shares), including $50,463 (5,046 shares) through the reinvestment plan.

         Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 additional shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and
(ii) to CNL Retirement Corp (the "Advisor") for acquisition fees, are substantially the same as for the Company's Initial Offering.

         The managing dealer of the offerings of shares of the Company is CNL Securities Corp., an affiliate of the Advisor.

         As of September 30, 2000, the Company had received aggregate subscription proceeds from its Initial Offering and 2000 Offering of $9,978,385 (997,838 shares), including $88,874 (8,887 shares) through its reinvestment plan. As of September 30, 2000, the Company had net proceeds of approximately $8,382,000 following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees, organization and offering expenses of approximately three percent, and acquisition fees. The Company has used the majority of net proceeds, along with advances from its line of credit to invest in a Brighten Gardens by Marriott(R) property in Orland Park, Illinois, (see "Property Acquisitions and Investments" below.)

         The Company expects to use additional net proceeds from its 2000 Offering to purchase additional properties (the "Property" or "Properties") and to invest in mortgage loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving $25,000,000 initial line of credit. The Company also plans to obtain permanent financing. The line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The aggregate amount of any permanent financing shall not exceed 30% of the Company's total assets and the maximum amount the Company may borrow is 300% of the Company's net assets.

Indebtedness

         On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire Properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the line of credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75% through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5% per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance. During the nine months ended September 30, 2000, the Company obtained an advance of $8,100,000 and repaid $2,730,000 relating to the line of credit.

         In connection with the line of credit, the Company incurred an origination fee, legal fees and closing costs of $55,917. The proceeds from borrowing on the line of credit were used in connection with the purchase of the Company's Property, described below.

Property Acquisition and Investments

         On April 20, 2000, the Company used offering proceeds of $5,748,900 and advances under its line of credit of $8,100,000 to acquire a private-pay assisted living community for a total cost of $13,848,900. The Property is a Brighton Gardens(R) by Marriott(R) in Orland Park, Illinois. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

Cash and Cash Equivalents

Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments maturing in less than 30 days), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At September 30, 2000, the Company had $409,595 invested in such short-term investments as compared to $4,744,222 at December 31, 1999. The decrease in the amount invested in short-term investments was primarily attributable to the purchase of the Company's Property and repayments on the line of credit, partially offset by subscription proceeds received from the sale of shares during the nine months ended September 30, 2000. The funds remaining at September 30, 2000, along with additional funds expected to be received from the sale of shares, will be used primarily to repay amounts outstanding on the line of credit, to purchase additional Properties, to make mortgage loans, to pay organizational and offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

         During the nine months ended September 30, 2000 and 1999, the Company generated cash from operations (which includes cash received from tenants and interest, less cash paid for operating expenses) of $941,807 and $31,845, respectively. For the nine months ending September 30, 2000, cash from operations includes a security deposit of $553,956 which was received from the tenant. The Company expects to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit.

         Due to the fact that the Company leases its Property, and expects to lease any Properties acquired in the future, on a triple-net basis, meaning that tenants are required to pay all repairs and maintenance, property taxes, insurance and utilities, management does not believe that working capital reserves are necessary at this time. Management believes that the Property is adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, property acquisitions and development, and investment in mortgage loans and secured equipment leases, with additional advances under its line of credit and proceeds from its offerings. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

         As of September 30, 2000, the tenant of the Property owned by the Company had established a reserve fund which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the Property (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the nine months ended September 30, 2000, revenue relating to the FF&E Reserve totaled $9,835. Due to the fact that the Property is leased on a long-term, triple-net basis, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

Distributions

         The Company declared and paid distributions to its stockholders totaling $313,436 and $16,460 during the nine months ended September 30, 2000 and 1999, respectively. On October 1 and November 1, 2000, the Company declared distributions of $.058 per share of common stock. These distributions are payable in December 2000.

         For the nine months ended September 30, 2000, approximately 68 percent of the distributions received by stockholders were considered to be ordinary income and approximately 32 were considered as a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2000 were required to be or have been treated by the Company as return of capital for purposes of calculating the stockholders' return on their invested capital. For the nine months ended September 30, 1999, 100 percent of distributions received by stockholders were considered ordinary income for federal income tax purposes. The Company intends to continue to make distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Due to Related Parties

         During the nine months ended September 30, 2000 and 1999, affiliates incurred on behalf of the Company $244,740 and $363,682, respectively, for certain organizational and offering expenses, $94,307 and $74,630, respectively, for certain acquisition expenses and $125,548 and $18,642, respectively, for certain operating expenses. As of September 30, 2000 and December 31, 1999, the Company owed affiliates $1,139,382 and $1,775,256, respectively, for such amounts and unpaid fees and administrative expenses. The Advisor of the Company has agreed to pay all organizational and offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of three percent of gross offering proceeds.

         In the course of the Initial  Offering,  $777,559  was  incurred by the
Company in selling commissions, marketing support and due diligence reimbursement fees to related parties, a majority of which was reallowed to other broker-dealer firms. In addition, in the Initial Offering, the Company reimbursed affiliates $285,139 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the Initial Offering.

         Pursuant to the advisory agreement, the Advisor is also required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of two percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886 (the "June 2000 Reimbursement"); therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. During the Expense Year ending September 30, 2000, the Company's operating expenses, net of the June 2000 Reimbursement, did not exceed the Expense Cap.

Other

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

Revenues

       As of September 30, 2000, the Company had acquired one Property consisting of land, building and equipment, and had entered into a long-term, triple-net lease agreement relating to the Property. The Property lease provides for minimum base rental payments of $103,867 that are generally payable every four weeks. The lease also provides that, after 24 months, the base rent required under the terms of the lease will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the Property. The lease also requires the establishment of an FF&E Reserve. The FF&E Reserve is owned by the Company and amounts received by the Company in connection with the FF&E have been recognized as additional rent. For the quarter and nine months ended September 30, 2000, the Company earned $344,940 and $617,059, respectively, in rental income from the Property. The Company also earned $6,219 and $9,835 in FF&E Reserve income during the quarter and nine months ended September 30, 2000, respectively. Because the Company has not yet acquired all of its Properties, revenues for the nine months ended September 30, 2000, represent only a portion of revenues which the Company is expected to earn in future periods.

         During the nine months ended September 30, 2000 and 1999, the Company also earned $98,464 and $31,845, respectively, in interest income from investments in money market accounts ($5,615 and $31,845 of which was earned during the quarters ended September 30, 2000 and 1999, respectively.) Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in Properties and mortgage loans. However, as net offering proceeds are used to repay amounts outstanding on the Company's line of credit or invested in Properties and used to make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

Significant Tenants

       During the nine months ended September 30, 2000, the Company owned one Property. The lessee, Brighton Gardens(R) Orland Park, LLC, contributed 100 percent of the Company's total rental income. In addition, the Property is operated as a Marriott(R) brand chain. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this lessee or the Marriott(R) brand chain could significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of this Property for the ongoing operations of the lessee. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased during subsequent periods.

Expenses

       Operating expenses, including interest expense and depreciation and amortization expense, were $767,287 and $44,690 for the nine months ended September 30, 2000 and 1999, respectively, of which $342,102 and $44,690 were incurred for the quarters ended September 30, 2000 and 1999, respectively. Operating expenses represent only a portion of operating expenses which the Company is expected to incur during a nine month period in which the Company owns Properties for the full nine months. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in mortgage loans. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

         Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap in an Expense Year. During the Expense Year ended June 30, 2000, the Company's operating expenses totaled
$287,084, exceeding the Expense Cap by $213,886; therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. During the Expense Year ending September 30, 2000, the Company's operating expenses, net of the June 2000 Reimbursement, did not exceed the Expense Cap.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         The interest rate on the first $9,700,000 drawn on the Company's line of credit will be 8.75% through April 1, 2002. However, the Company is subject to interest rate risk through advances greater than $9,700,000 on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially.

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

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) A special meeting of stockholders of the Company was held in Orlando, Florida on August 22, 2000 for the purpose of changing the name of the company to "CNL Retirement Properties, Inc."

                  (b)      Proxies for the meeting were  solicited and there was
                           no   solicitation   in  opposition  to   management's
                           solicitations.

                  (c) The voting results for the Company name change were as follows:

                              For                Against             Abstain
                          -------------       -------------       -------------
                            601,840               2,479               9,280

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

                           3.3 CNL Health Care Properties, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation dated June 27, 2000 (Included as
                                  Exhibit 3.3 to the June 30, 2000 Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000 and incorporated herein by reference.)

                           3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Health Care Properties, Inc. dated August 24, 2000 (Included as Exhibit 3.5 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                           3.5 Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                           4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

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

                           27.    Financial Data Schedule (Filed herewith.)

                  (b) The Company filed one report on Form 8-K on September 6, 2000, in connection with the name change of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 9th day of November, 2000.

                                   CNL RETIREMENT PROPERTIES, INC.

                                       By: /s/ James M. Seneff, Jr.
                                           ------------------------
                                           JAMES M. SENEFF, JR.
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                       By: /s/ Robert A. Bourne
                                           ------------------------
                                           ROBERT A. BOURNE
                                           Director and President
                                           (Principal Financial and
                                            Accounting Officer)