Form 10-K
period 2000-12-31
CNL RETIREMENT PROPERTIES INC
filed 2001-02-23
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended       December 31, 2000
                                                 -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ----------------      --------------------

                        Commission file number 333-37480

                         CNL RETIREMENT PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                                  59-3491443
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

                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes     X       No
                                        ---------      ----------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         Aggregate market value of the common stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share. Based on the $10 offering price of the Shares, $12,730,646 of our common stock was held by non-affiliates as of February 19, 2001.

         The number of Shares of common stock outstanding as of February 19, 2001 was 1,293,872.

                                     PART I

Item 1.  Business

         CNL Retirement Properties, Inc., formerly known as CNL Health Care Properties, Inc., is a corporation, which was organized pursuant to the laws of the state of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which were organized pursuant to the laws of the state of Delaware in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. CNL Retirement Partners, LP (the "Partnership") is a Delaware limited partnership formed in December 1999. Properties acquired are generally expected to be held by the Partnership and, as a result, owned by CNL Retirement Properties, Inc. through the Partnership. The terms "Company" or "Registrant" include CNL Retirement Properties, Inc. and its subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Partners, LP. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

         The Company was formed primarily to acquire real estate properties (the "Properties") related to health care and seniors' housing facilities (the "Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis to operators of Health Care Facilities. Under the Company's triple-net leases, the lessees will be responsible for repairs, maintenance, property taxes, utilities and insurance. The Company may provide mortgage financing (the "Mortgage Loans") to operators of Health Care Facilities secured by real estate owned by the borrower. However, because it prefers to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of approximately 5 percent to 10 percent of the Company's total assets. The Company expects that the interest rate and terms of the Mortgage Loans will be similar to those of its leases. To a lesser extent, the Company also may provide furniture, fixtures and equipment ("Equipment") financing to operators of Health Care Facilities through loans or direct financing leases
(collectively, the "Secured Equipment Leases"). The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company's total assets.

         The Company acquired its first private-pay assisted living Property, a Brighton Gardens(R) by Marriott(R), on April 20, 2000. The Property is located in Orland Park, Illinois. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

         On September 18, 1998, the Company commenced an offering to the public of up to 15,500,000 shares of common stock (the "Shares") ($155,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 15,500,000 Shares of common stock offered, 500,000 ($5,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon completion of the Initial Offering on September 18, 2000, the Company had received aggregate subscription proceeds of $9,718,974 (971,898 Shares), including $50,463 (5,046 Shares)
through the Company's reinvestment plan. Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 Shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 Shares of common stock offered, up to 500,000 are available to stockholders purchasing Shares through the distribution reinvestment plan. The price per Share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for the selling commissions and expenses in connection with the offering and (ii) to CNL Retirement Corp. (the
"Advisor"), formerly CNL Health Care Corp., for acquisition fees, are substantially the same as for the Company's Initial Offering. The 2000 Offering will expire no later than September 5, 2001, unless the Company elects to extend it to a date no later than September 5, 2002, in states that permit the Company to make this election. As of December 31, 2000, the Company had received total proceeds from the Initial Offering, the 2000 Offering and the sale of warrants of $11,691,593 (1,169,156 Shares), including $134,919 (13,492 Shares) through the distribution reinvestment plan.

         As of December 31, 2000, net proceeds to the Company from its offerings of Shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses of three percent, totaled approximately $10,570,000. The Company had used approximately $5,800,000 of net offering proceeds and $8,100,000 in advances relating to its line of credit, described below to invest approximately $13,900,000 in one assisted living Property. As of December 31, 2000, the Company had repaid advances totaling $4,305,000 relating to its line of credit and had paid approximately $834,000 in acquisition fees and acquisition expenses.

         During the period January 1, 2001, through February 19, 2001, the Company received additional net offering proceeds of approximately $1,080,000, a majority of which has been used to reduce the amount outstanding on the Company's line of credit. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of Shares from the 2000 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $25,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, working capital or permanent financing. The maximum amount the Company may borrow is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2000 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists its Shares on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that Listing will occur. In addition, if Listing does not occur by December 31, 2008, the Company will commence the orderly sale of its assets and the distribution of the proceeds. Listing does not assure liquidity.

         The Company's primary investment objectives are to preserve, protect and enhance the Company's assets while (i) making quarterly distributions to stockholders; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions to stockholders) and providing protection against inflation through automatic increases in base rent, and/or receipt of percentage rent, and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment, through (a) Listing of the Shares on a national securities exchange or over-the-counter market, or (b) the commencement of orderly sales of the Company's assets and distribution of the proceeds thereof (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT). There can be no assurance that these investment objectives will be met.

         For the next three to eight years, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds of the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds of the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness on the borrowings. At or prior to the end of such eight-year period, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT. The Company's Articles of Incorporation provide, however, that if Listing does not occur by December 31, 2008, the Company thereafter will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

         In deciding the precise timing and terms of Property sales, the Advisor will consider factors such as national and local market conditions, potential capital appreciation, cash flows and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties, purchase money obligations may be taken by the Company as part payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

         It is anticipated that if the Company wishes at any time to sell a Property pursuant to a bona fide offer from a third party, the tenant of that Property will have the right to purchase the Property for the same price, and on the same terms and conditions, as contained in the offer. In certain cases, the tenant also may have the right to purchase the Property seven to 20 years after commencement of the lease at a purchase price equal to the greater of (i) the appraised value of the Property, or (ii) a specified amount, generally equal to the Company's purchase price of the Property, plus a pre-determined percentage of the Company's purchase price.

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

Property Lease

         As of December 31, 2000, the Company had acquired one Property, which is subject to a long-term, triple-net lease. The lease provides for an initial term of 15 years and expires in 2015. The lease is on a triple-net lease basis, and the tenant is required to pay all repairs, maintenance, property taxes, utilities and insurance. The tenant is also required to pay for special assessments and the cost of any renovations permitted under the lease. The lease provides for minimum base annual rent payments (generally payable every four weeks) totaling $1,350,267. The lease provides that, after 24 months, the base rent required under the terms of the lease will increase. In addition to annual base rent, the tenant will pay contingent rent computed as a percentage of gross sales of the Property commencing in the second year of the lease. The lease also provides for the tenant to fund, in addition to its lease payments, a reserve fund. Generally, money in that fund may be used by the tenant to pay for replacement of furniture and fixtures. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally will be responsible for replenishing the reserve fund and for paying a specified return on the amount of capital expenditures or repairs paid for by the Company in excess of amounts in the reserve fund.

Major Tenant

         During the year ended December 31, 2000, the Company owned one Property. The lessee, BG Orland Park, LLC, contributed 100 percent of the
Company's total rental income. The Property is operated as a Marriott brand chain. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this lessee or the Marriott brand chain would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of this Property for the ongoing operations of the lessee. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired and leased during subsequent years.

Certain Management Services

         Pursuant to an advisory agreement (the "Advisory Agreement") with the Company, the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, the line of credit (the "Line of Credit") and Secured Equipment Leases; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor also provides information to the Company about the status of the leases, the Properties, the Mortgage Loans, the Secured Equipment Leases, the Line of Credit and the permanent financing. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor will receive an asset management fee, which is payable monthly in an amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value") plus one-twelfth of
0.60 percent of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of the borrowings, equal to 2 percent of the purchase price of the equipment subject to each Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee"). For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor will receive an acquisition fee equal to 4.5 percent of gross proceeds from the offerings, loan proceeds from permanent financing (the "Permanent Financing") and amounts outstanding on the Line of Credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases.

         The Advisory Agreement continues until September 15, 2001, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by either party.

Borrowing

         On April 20, 2000, the Company entered into a revolving Line of Credit and security agreement with a bank to be used by the Company to acquire Properties. The Line of Credit provides that the Company will be able to receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the Line of Credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75 percent through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. The Company obtained an advance of $8,100,000 relating to the Line of Credit during the year ended December 31, 2000. As of December 31, 2000, the Company had repaid $4,305,000 of such amount and had an outstanding balance of $3,795,000. In connection with the Line of Credit, the Company incurred a commitment fee, legal fees and closing costs of $55,917. The proceeds were used in connection with the purchase of the Company's Property.

         The Company currently plans to obtain one or more additional revolving lines of credit in an aggregate amount of up to $45,000,000 and may, in addition, also obtain Permanent Financing to acquire assets and to pay certain fees. The Line of Credit may be increased at the discretion of the Board of Directors. The Line of Credit may be repaid with offering proceeds, working capital or Permanent Financing. The Board of Directors anticipates that the Permanent Financing will not exceed 30 percent of the Company's total assets. However, in accordance with the Company's Articles of Incorporation, the aggregate maximum amount the Company may borrow is 300 percent of the Company's net assets (as defined in the Company's prospectus). There is no assurance that the Company will obtain an additional Line of Credit or Permanent Financing on satisfactory terms. The Board of Directors may elect to encumber assets in connection with any borrowing.

Competition

         The Company will be in competition with other REITs, real estate partnerships, health care providers and other investors, including, but not limited, to banks and insurance companies, many of which will have greater financial resources than the Company, in the acquisition, leasing and financing of Health Care Facilities. Further, non-profit entities are particularly suited to make investments in senior care facilities because of their ability to finance acquisitions through the issuance of tax-exempt bonds, providing non-profit entities with a relatively lower cost of capital as compared to for-profit purchasers. In addition, in certain states, Health Care Facilities owned by non-profit entities are exempt from taxes on real property. As profitability increases for investors in health care Properties, competition among investors likely will become increasingly intense.

Employees

         Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.


Item 2.  Properties

         As of December 31, 2000, the Company owned one private-pay, assisted living Property located in Orland Park, Illinois. As of February 19, 2001, the Company had not acquired any additional Properties. Generally, Properties acquired or to be acquired by the Company conform to the following specifications of size, cost and type of land and buildings:

         Congregate Living Facilities. Congregate living facilities are primarily apartment buildings which contain a significant amount of common space to accommodate dining, recreation, activities and other support services for senior citizens. These properties range in size from 100 to 500 units with an average size of approximately 225 units. Units include studios and one and two bedroom units ranging in size from 450 square feet to over 1,500 square feet.

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

         Skilled Nursing Facilities. In addition to housing, meals, transportation and housekeeping, skilled nursing facilities provide comprehensive nursing and long-term care to their residents. Skilled nursing facilities are also generally freestanding, but are typically more institutional in nature, allowing for efficient cleaning and sterilization. The rooms in skilled nursing facilities are equipped with patient monitoring devices and emergency call systems. Oxygen systems may also be present. Both multiple floor and single floor designs are common. Individual rooms in skilled nursing facilities may be as small as 100 square feet, with common areas varying greatly in size.

         Continuing Care Retirement Communities. Congregate living facilities sometimes have assisted living and/or skilled nursing facilities attached or adjacent to their locations. When this occurs, the projects are often referred to as continuing care retirement communities or life care communities. The intent of continuing care retirement communities or life care communities is to provide a continuum of care to the residents. In other words, as residents age and their health care needs increase, they can receive the care they need without having to move away from the "community" which has become their home. Continuing care retirement communities typically operate on a fee-for-service basis and the units are rented on a monthly basis to residents, while life care centers generally charge an entrance fee that is partially refundable and covers the cost of all of the residents' health care-related services, plus a monthly maintenance fee.

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

         Either before or after construction or renovation, the Properties to be acquired by the Company will be one of a Health Care Facility operator's approved designs. Generally, Properties to be acquired by the Company will consist of both land and building, although in a number of cases the Company may acquire only the land underlying the building with the building owned by the tenant or a third party, and also may acquire the building only with the land owned by a third party. In general, the Properties will be freestanding and surrounded by paved parking areas and landscaping. Although buildings may be suitable for conversion to various uses through modifications, some Properties may not be economically convertible to other uses.

         A tenant generally will be required by the lease agreement to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment and maintain the leasehold in a manner that allows operation for its intended purpose. These capital expenditures generally will be paid by the tenant during the term of the lease.


Item 3.  Legal Proceedings

         Neither the Company, nor any of its subsidiaries, nor their respective Property, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of February 19, 2001, there were 541 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within three to eight years, there is no assurance that one will develop, and it is not known at this time if a public market for the Shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholders' Shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such Shares presented for redemption for cash, at a redemption price of $9.20 per Share to the extent it has sufficient funds available. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. There is no assurance that there will be sufficient funds available for redemption and, accordingly, a stockholders' Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. For the year ended December 31, 2000, 3,316 Shares were retired pursuant to the redemption plan.

         As of December 31, 2000, the offering price per Share was $10.

         The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2000 and 1999, the Company declared cash distributions of $502,078 and $50,404, respectively, to stockholders. For the year ended December 31, 2000, approximately 54 percent of distributions paid to stockholders were considered ordinary income and approximately 46 percent were considered a return of capital for federal income tax purposes. For the year ended December 31, 1999, 100 percent of distributions paid to stockholders were considered ordinary income for federal tax purposes. No amounts distributed to stockholders for the years ended December 31, 2000 and 1999, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distribution and distributions per Share:

         2000 Quarter                First          Second         Third          Fourth          Year
-------------------------------   ------------    -----------    -----------    -----------    -----------

Total distributions declared          $43,593       $108,932       $160,911       $188,642       $502,078
Distributions per Share                 0.075         0.1537         0.1749         0.1749         0.5785

         1999 Quarter                First          Second         Third          Fourth          Year
-------------------------------   ------------    -----------    -----------    -----------    -----------

Total distributions declared              (1)            (1)        $16,460        $33,944        $50,404
Distributions per Share                   (1)            (1)          0.050          0.075          0.125


(1)      For the period December 22, 1997, (date of inception)  through July 13,
         1999,  the  Company  did  not  make  any  cash  distributions   because
         operations had not commenced.

         On January 1, 2001 and February 1, 2001, the Company declared distributions to stockholders totalling $69,134 and $74,465, respectively, ($0.0583 per Share) payable in March 2001, to stockholders of record on January 1, 2001 and February 1, 2001, respectively.

         The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

(b) The information required by this item is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is hereby incorporated by reference.

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof.

                                             2000             1999 (1)           1998 (2)         1997 (2)(3)
                                        ---------------    ---------------    ---------------    ---------------
Year Ended December 31:
     Revenues                             $ 1,084,730         $   86,231          $    --            $    --
     General operating and
       administrative expenses (4)            340,086             79,261               --                 --
     Organizational costs                          --             35,000               --                 --
     Net earnings (loss)                      224,778            (28,390 )             --                 --
     Cash distributions declared              502,078             50,404               --                 --
     Cash from operations                   1,096,019             12,851               --                 --
     Cash used in investing
       activities                         (14,428,703 )              --                --                 --
     Cash from financing activities         8,766,346          4,731,279         (199,908)           200,000
     Funds from operations (5)                425,806            (28,390 )             --                 --
     Earnings (loss) per Share                   0.27              (0.07 )             --                 --
     Cash distributions declared
       per Share                                 0.58               0.13               --                 --

     Weighted average number
       of Shares outstanding (6)              845,833            412,713               --                 --

At December 31:
     Total assets                         $14,688,560        $ 5,088,560       $  976,579         $  280,330
     Total stockholders' equity (7)         9,203,548          3,292,137          200,000            200,000


(1) No operations commenced until the Company received minimum offering proceeds of $2,500,000 and funds were released from escrow on July 14, 1999.

(2) No significant operations had commenced because the Company was in its development stage.

(3) Selected financial data for 1997 represents the period December 22, 1997, (date of inception) through December 31, 1997.

(4) In accordance with the Company's prospectus, to the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2 percent of average invested assets or 25 percent of net income (the "2 Percent/25 Percent Guidelines"), the Advisor shall reimburse the Company within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by the Company exceed the 2 Percent/25 Percent Guidelines. During the year ended December 31, 2000, the Advisor reimbursed the Company $213,886 in operating expenses. No such amounts were reimbursed in 1999.

(5) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the year ended December 31, 2000, net earnings included $21,128 of these amounts. No such amounts were earned during 1999.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

(6) The weighted average number of Shares outstanding is based upon the period the Company was operational.

(7) Includes subscriptions received in 2000 and 1999 of $6,256,310 and $5,435,283, respectively, net of stock issuance costs of $1,027,216 and $2,029,352, respectively. Stock issuance costs consist of selling commissions, marketing support and due diligence expense reimbursement fees and offering expenses. The ratio of stock issuance costs to subscriptions received was 1:6 during 2000 and 1:3 during 1999. The Company's Advisor has agreed to pay all organizational and offering expenses which exceed 3 percent of the gross offering proceeds received from the sale of Shares of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are generally characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's Line of Credit, continued availability of proceeds from the Company's offerings, the ability of the Company to obtain Permanent Financing on satisfactory terms, the ability of the Company to locate suitable tenants for its Properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of such tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction

The Company

         The Company was formed to acquire Properties related to health care and seniors' housing facilities located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis. The Company may also provide Mortgage Loans to operators of Health Care Facilities in the aggregate principal amount of approximately 5 percent to 10 percent of the Company's total assets. The Company also may offer Secured Equipment Leases to operators of Health Care Facilities. The aggregate principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company's total assets.

                         Liquidity and Capital Resources

Common Stock Offerings

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, effective September 18, 1998, the Company registered for sale an aggregate of up to $155,000,000 of Shares of common stock (15,500,000 Shares at $10 per Share), with 500,000 of such Shares available only to stockholders who elected to participate in the Company's reinvestment plan. As of July 13, 1999, the Company had received aggregate subscription proceeds of $2,751,052 (275,105 Shares), which exceeded the minimum offering amount of $2,500,000, and $2,526,052 of the funds were released from escrow. The remaining subscription proceeds of $225,000 (representing funds received from Pennsylvania investors) were held in escrow until the Company received aggregate subscriptions, in excess of $7,775,000 on June 13, 2000. The Initial Offering of Shares concluded on September 18, 2000. In connection with the Initial Offering, the Company received subscription proceeds of $9,718,974 (971,898 Shares), including $50,463 (5,046 Shares) through the reinvestment plan.

         Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 Shares of common stock ($155,000,000). Of the 15,500,000 Shares of common stock offered, up to 500,000 are available to stockholders purchasing Shares through the reinvestment plan. The price per Share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) the Advisor for acquisition fees, are substantially the same as for the Company's Initial Offering. The managing dealer of the offerings of Shares of the Company is CNL Securities Corp., an affiliate of the Advisor.

         As of December 31, 2000, the Company had received aggregate proceeds from its Initial Offering, the 2000 Offering, the sale of warrants and contributions from the Advisor of $11,891,593 (1,189,156 Shares), including $134,919 (13,492 Shares) through its reinvestment plan. As of December 31, 2000, the Company had received net offering proceeds of approximately $10,570,000 following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses of approximately 3 percent. The Company has used approximately $5,800,000 of the net proceeds and $8,100,000 in advances from its Line of Credit to invest in a Brighten Gardens by Marriott property in Orland Park, Illinois (see "Property Acquisitions and Investments" below.)

         During the period January 1, 2001 to February 19, 2001, the Company received additional net offering proceeds of $1,080,000, a majority of which was used to reduce the amount outstanding on the Line of Credit. The Company expects to use any uninvested net proceeds, plus any additional net proceeds from the 2000 Offering to purchase additional Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving $25,000,000 initial Line of Credit. The Company also plans to obtain Permanent Financing. The Line of Credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or Permanent Financing. The aggregate amount of any Permanent Financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

Redemptions

         In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, prior to such time, if any, as Listing occurs any stockholder who has held Shares for at least one year may present all or any portion equal to at least 25 percent of their Shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the Shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of Shares redeemed by the Company exceed 5 percent of the number of Shares of the Company's outstanding common stock at the beginning of such 12-month period. During the year ended December 31, 2000, 3,316 Shares were redeemed at $9.20 per Share ($30,508) and retired from Shares outstanding of common stock. No Shares were redeemed in 1999 or1998.

Line of Credit and Security Agreement

         On April 20, 2000, the Company entered into a revolving Line of Credit and security agreement with a bank to be used by the Company to acquire Properties. The Line of Credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the Line of Credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75 percent through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. During the year ended December 31, 2000, the Company obtained an advance on the Line of Credit of $8,100,000. As of December 31, 2000, the Company had repaid $4,305,000 relating to the Line of Credit and had an outstanding balance of $3,795,000.

         In connection with the advances on the Line of Credit, the Company incurred an origination fee, legal fees and closing costs of $55,917 that are being amortized on the straight-line method over five years. The proceeds from borrowing on the Line of Credit were used in connection with the purchase of the Company's Property, described below.

Market Risk

         As of December 31, 2000, the Company had a balance of $3,795,000 outstanding on the Line of Credit. As discussed above, the interest rate on the first $9,700,000 drawn on the Company's Line of Credit will be 8.75 percent through April 1, 2002. However, the Company is subject to interest rate risk through advances greater than $9,700,000 on its variable rate Line of Credit. The Company may mitigate this risk by paying down its Line of Credit from offering proceeds should interest rates rise substantially.

Property Acquisition

         On April 20, 2000, the Company used offering proceeds of $5,748,900 and advances under its Line of Credit of $8,100,000 to acquire a private-pay assisted living community for a total cost of $13,848,900. The Property is a Brighton Gardens by Marriott in Orland Park, Illinois (the "Orland Park Property"). In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

         The Orland Park Property, which opened in October 1999, includes 82 assisted living units and 24 special care units for residents with Alzheimer's and related memory disorders. The facility provides assistance with daily living activities such as bathing, dressing and medication reminders. Special amenities include a common activities room and common dining room, a private dining area, library and garden.

         As of February 19, 2001, the Company had not acquired any additional Properties or entered into any Mortgage Loans. In addition, as of February 19, 2001, the Company had not entered into any arrangements creating a reasonable probability that any additional Properties or a particular Mortgage Loan or Secured Equipment Lease would be funded.

Cash and Cash Equivalents

         Until Properties are acquired or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 2000, the Company had $177,884 invested in such short-term investments as compared to $4,744,222 at December 31, 1999. The decrease in the amount invested in short-term investments was primarily attributable to the purchase of the Company's Property and repayments on the Line of Credit, partially offset by subscription proceeds received from the sale of Shares during the year ended December 31, 2000. The funds remaining at December 31, 2000, along with additional funds expected to be received from the sale of Shares, will be used primarily to repay amounts outstanding on the Line of Credit, to purchase additional Properties, to make Mortgage Loans, to pay offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

         During the years ended December 31, 2000 and 1999, the Company generated cash from operations (which includes cash received from its tenant and interest, less cash paid for operating expenses) of $1,096,019 and $12,851, respectively. For the year ended December 31, 2000, cash from operations includes a security deposit of $553,956 which was received from the tenant. The Company expects to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its Line of Credit. The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, property acquisitions and development, and investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its Line of Credit and proceeds from its offerings. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

         Management believes that the Property is adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         As of December 31, 2000, the tenant of the Property owned by the Company had established a reserve fund which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the Property (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company. For the year ended December 31, 2000, revenue relating to the FF&E Reserve totaled $19,672. Due to the fact that the Property is leased on a long-term, triple-net basis, meaning the tenant is required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Company's working capital needs.

Distributions

         The Company declared and paid distributions to its stockholders totaling $502,078 and $50,404 during the years ended December 31, 2000 and 1999, respectively. In addition, on January 1, 2001 and February 1, 2001, the Company declared distributions of $0.0583 per Share of common stock. These distributions are payable in March 2001.

         For the year ended December 31, 2000, approximately 54 percent of the distributions received by stockholders were considered to be ordinary income and approximately 46 percent were considered a return of capital for federal income tax purposes. For the year ended December 31, 1999, 100 percent of distributions received by stockholders were considered ordinary income for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2000 and 1999 were required to be or have been treated by the Company as return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Due to Related Parties

         During the years ended December 31, 2000, 1999 and 1998, affiliates incurred on behalf of the Company $387,704, $421,878 and $562,739, respectively, for certain organizational and offering expenses. During the years ended December 31, 2000 and 1999, affiliates incurred on behalf of the Company
$112,961 and $98,206, respectively, for certain acquisition expenses and $157,878 and $41,307, respectively, for certain operating expenses. No amounts were incurred for acquisition or operating expenses in 1998. As of December 31, 2000, the Company owed affiliates $1,117,799, for such amounts and unpaid fees and administrative expenses. The Advisor of the Company has agreed to pay all organizational and offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of 3 percent of gross offering proceeds.

         In connection with the Initial Offering, the Company incurred $777,518 in selling commissions and marketing support and due diligence reimbursement fees to related parties, a majority of which was reallowed to other broker-dealer firms. In addition, in connection with the Initial Offering, the Company reimbursed affiliates $291,569 for certain organizational and offering expenses incurred on behalf of the Company and administrative services related to the Initial Offering.

         Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any Expense Year the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886 (the "June 2000 Reimbursement"); therefore, the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement. During the Expense Years ended September 30, 2000 and December 31, 2000, the Company's operating expenses, net of the June 2000 Reimbursement, did not exceed the Expense Cap.

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

                              Results of Operations

Comparison of year ended December 31, 2000 to the years ended December 31, 1999 and December 31, 1998

         No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on July 14, 1999. The Company acquired its first private-pay, assisted living Property, a Brighton Gardens by Marriott, on April 20, 2000. As a result of the acquisition, the Company earned rental income from operating leases and FF&E Reserve income of $981,672 during the year ended December 31, 2000. No rental income was earned for the years ended December 31, 1999 and 1998.

         All of the Company's rental income for the year ended December 31, 2000, was earned from one lessee, BG Orland Park, LLC. Although the Company intends to acquire additional Properties, including Properties located in various states and regions, and to carefully screen its tenants in order to reduce risks of default, failure of the lessee or the Marriott brand chain would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of this Property for the ongoing operations of the lessee. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired in subsequent periods.

         During the years ended December 31, 2000 and 1999, the Company earned $103,058 and $86,231, respectively, in interest income from investments in money market accounts. The increase in interest income is attributable to increased subscription proceeds received in 2000 being temporarily invested in highly liquid investments pending investment in Properties and Mortgage Loans. As net offering proceeds are invested in Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Operating expenses including interest, depreciation and amortization for the years ended December 31, 2000 and 1999 were $859,952 and $114,621, respectively, including organizational expenses of $35,000 in 1999. Operating expenses increased during the year ended December 31, 2000, primarily due to the fact that the Company did not commence operations until July 14, 1999 and that the Company acquired its Property and received an advance on its Line of Credit in 2000. As discussed above, during the year ended December 31, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886; therefore, the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. Organizational expenses represent the cost related to forming a new entity and are not expected to be incurred on an ongoing basis.

Other

         The Company has made an election under Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2000 and 1999. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

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

         Management of the Company currently knows of no trends that will have a
material  adverse  effect  on  liquidity,   capital   resources  or  results  of
operations.


Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk for information related to quantitative and qualitative disclosures about market risk.


Item 8.      Financial Statements and Supplementary Data

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)



                                    CONTENTS






                                                                       Page

Report of Independent Certified Public Accountants                      17

Financial Statements:

    Consolidated Balance Sheets                                         18

    Consolidated Statements of Operations                               19

    Consolidated Statements of Stockholders' Equity                     20

    Consolidated Statements of Cash Flows                               21-22

    Notes to Consolidated Financial Statements                          23-30

               Report of Independent Certified Public Accountants



To the Board of Directors
CNL Retirement Properties, Inc.


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of CNL Retirement Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/S/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
January 26, 2001

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                 2000                         1999
                                                                            ---------------               -------------

                                ASSETS

Land, building and equipment on operating lease, net                         $ 14,417,908                     $    --
Cash and cash equivalents                                                         177,884                   4,744,222
Restricted cash                                                                    17,312                          --
Receivables                                                                         2,472                          --
Loan costs, less accumulated amortization of $7,798                                48,119                          --
Accrued rental income                                                              21,128                          --
Other assets                                                                        3,737                     344,338
                                                                           ---------------              --------------

                                                                             $ 14,688,560                 $ 5,088,560
                                                                           ===============              ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Line of credit                                                           $  3,795,000                     $    --
    Due to related parties                                                      1,117,799                   1,775,256
    Accounts payable and accrued expenses                                           5,864                      21,167
    Interest payable                                                               11,045                          --
    Security deposit                                                              553,956                          --
    Rent paid in advance                                                            1,348                          --
                                                                           ---------------              --------------
          Total liabilities                                                     5,485,012                   1,796,423
                                                                           ---------------              --------------


Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares                                        --                          --
    Excess shares,  $.01 par value per share.
       Authorized and unissued 103,000,000 shares                                      --                          --
    Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued 1,189,156
       and 540,028 shares, respectively, outstanding 1,185,840
       and 540,028 shares,respectively                                             11,858                       5,400
    Capital in excess of par value                                              9,547,784                   3,365,531
    Accumulated distributions in excess of net earnings                          (356,094 )                   (78,794 )
                                                                           ---------------              --------------
          Total stockholders' equity                                            9,203,548                   3,292,137
                                                                           ---------------              --------------

                                                                             $ 14,688,560                 $ 5,088,560
                                                                           ===============              ==============





          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended December 31,
                                                               2000                1999                1998
                                                            ------------        ------------      --------------

Revenues:
    Rental income from operating lease                       $ 962,000             $    --              $    --
    FF&E reserve income                                         19,672                  --                   --
    Interest income                                            103,058              86,231                   --
                                                          -------------       -------------      ---------------
                                                             1,084,730              86,231                   --
                                                          -------------       -------------      ---------------

Expenses:
    Interest                                                   367,374                  --                   --
    General operating and administrative                       340,086              79,621                   --
    Asset management fees to related party                      55,396                  --                   --
    Organizational costs                                            --              35,000                   --
    Reimbursement of operating expenses
       from related party                                     (213,886 )                --                   --
    Depreciation and amortization                              310,982                  --                   --
                                                          -------------       -------------      ---------------
                                                               859,952             114,621                   --
                                                          -------------       -------------      ---------------

Net Earnings (Loss)                                         $  224,778          $  (28,390 )            $    --
                                                          =============       =============      ===============

Net Earnings (Loss) Per Share of Common
    Stock (Basic and Diluted)                                $    0.27           $   (0.07 )            $    --
                                                          =============       =============      ===============

Weighted Average Number of Shares of
    Common Stock Outstanding (Basic
    and Diluted)                                               845,833             412,713                   --
                                                          =============       =============      ===============







          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998

                                                        Common stock                          Accumulated
                                                    ----------------------    Capital in   distributions in
                                                     Number        Par        excess of     excess of net
                                                    of Shares     value       par value        earnings         Total
                                                    ----------  ----------   -------------  ---------------  ------------

Balance at December 31, 1997                           20,000     $   200      $  199,800        $      --    $  200,000

Subscriptions received for common stock
   through public offering                              2,550          26          25,474               --
                                                                                                                  25,500

Subscriptions held in escrow at December 31, 1998      (2,550 )       (26 )       (25,474 )             --       (25,500 )
                                                    ----------  ----------   -------------  ---------------  ------------

Balance at December 31, 1998                           20,000         200         199,800               --       200,000

Subscriptions received for common stock
    through public offering and distribution
    reinvestment plan                                 543,528       5,435       5,429,848               --     5,435,283

Subscriptions held in escrow at December  31, 1999    (23,500 )      (235 )      (234,765 )             --      (235,000 )

Stock issuance costs                                       --          --      (2,029,352 )             --    (2,029,352 )

Net loss                                                   --          --              --          (28,390 )     (28,390 )

Distributions declared and paid ($0.125 per share)         --          --              --          (50,404 )     (50,404 )
                                                    ----------  ----------   -------------  ---------------  ------------

Balance at December 31, 1999                          540,028       5,400       3,365,531          (78,794 )   3,292,137

Subscriptions received for common stock
    through public offering and distribution
    reinvestment plan                                 625,628       6,256       6,250,054               --     6,256,310

Subscriptions released from escrow                     23,500         235         234,765               --       235,000

Retirement of common stock                             (3,316 )       (33 )       (30,475 )             --       (30,508 )

Stock issuance costs                                       --          --      (1,027,216 )             --    (1,027,216 )

Adjustment to previously accrued stock
    issuance costs                                         --          --         755,125               --       755,125

Net earnings                                               --          --              --          224,778       224,778

Distributions declared and paid ($0.5785 per share)        --          --              --         (502,078 )    (502,078 )
                                                    ----------  ----------   -------------  ---------------  ------------

Balance at December 31, 2000                        1,185,840    $ 11,858     $ 9,547,784     $   (356,094 ) $ 9,203,548
                                                    ==========  ==========   =============  ===============  ============




          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                 2000                 1999              1998
                                                             -------------        -------------      ------------
Increase (Decrease) in Cash and Cash Equivalents:

     Operating Activities:
       Cash received from tenant                              $ 1,513,376              $    --           $   --
       Interest received                                          103,058               86,231               --
       Cash paid for expenses                                    (377,972 )            (73,380 )             --
       Reimbursement of operating expenses from
         related party                                            213,886                   --               --
       Cash paid for interest                                    (356,329 )                 --               --
                                                            --------------       --------------     ------------
         Net cash provided by operating activities              1,096,019               12,851               --
                                                            --------------       --------------     ------------

     Investing Activities:
       Additions to land, building and equipment on
         operating lease                                      (13,848,900 )                 --               --
       Payment of acquisition costs                              (562,491 )                 --               --
       Increase in restricted cash                                (17,312 )                 --               --
                                                            --------------       --------------     ------------
         Net cash used in investing activities                (14,428,703 )                 --               --
                                                            --------------       --------------     ------------

     Financing Activities:
       Reimbursement of organizational, offering
         and acquisition costs paid by related party
         on behalf of the Company                                (411,875 )             (2,447 )       (135,339 )
       Proceeds from line of credit                             8,100,000                   --               --
       Payment of loan costs                                      (55,917 )                 --               --
       Repayment of borrowings on line of credit               (4,305,000 )                 --               --
       Subscriptions received from stockholders                 6,491,310            5,200,283               --
       Distributions to stockholders                             (502,078 )            (50,404 )             --
       Retirement of common stock                                 (30,508 )                 --               --
       Payment of stock issuance costs                           (519,586 )           (416,153 )        (64,569 )
                                                            --------------       --------------     ------------
         Net cash provided by (used in)
           financing activities                                 8,766,346            4,731,279         (199,908 )
                                                            --------------       --------------     ------------

Net Increase (Decrease) in Cash and Cash
     Equivalents                                               (4,566,338 )          4,744,130         (199,908 )

Cash and Cash Equivalents at Beginning of Year                  4,744,222                   92          200,000
                                                            --------------       --------------     ------------

Cash and Cash Equivalents at End of Year                       $  177,884          $ 4,744,222          $    92
                                                            ==============       ==============     ============






          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                            Year Ended December 31,
                                                                  2000                 1999               1998
                                                              -------------        -------------       ------------

Reconciliation of Net Earnings (Loss) to Net Cash
    Provided by Operating Activities:

       Net earnings (loss)                                      $  224,778           $  (28,390 )          $    --
       Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities:
           Depreciation                                            303,184                   --                 --
           Amortization                                              7,798                   --                 --
           Organizational costs                                         --               20,000                 --
           Changes in operating assets and liabilities:
                Receivables                                         (2,472 )                 --                 --
                Accrued rental income                              (21,128 )                 --                 --
                Other assets                                         1,798               (5,535 )               --
                Interest payable                                    11,045                   --                 --
                Accounts payable and other accrued
                  expenses                                         (14,173 )             20,037                 --
                Due to related parties                              29,885                6,739                 --
                Security deposit                                   553,956                   --                 --
                  Rent paid in advance                               1,348                   --                 --
                                                             --------------       --------------     --------------
                  Net cash provided by operating
                    activities                                 $ 1,096,019           $   12,851            $    --
                                                             ==============       ==============     ==============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Amounts incurred by the Company and paid by
         related parties on behalf of the Company and
         its subsidiaries were as follows:
           Acquisition costs                                    $  112,961           $   98,206             $   --
           Organizational costs                                         --                   --             20,000
           Deferred offering costs                                      --                   --            542,739
           Stock issuance costs                                    387,704              421,878                 --
                                                             --------------       --------------     --------------
                                                                $  500,665           $  520,084          $ 562,739
                                                             ==============       ==============     ==============

       Adjustment to previously accrued stock
          issuance costs                                        $  755,125              $    --             $   --
                                                             ==============       ==============     ==============





          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies:
         -------------------------------

         Organization and Nature of Business - CNL Retirement Properties, Inc., formerly known as CNL Health Care Properties, Inc., was organized pursuant to the laws of the state of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which was organized pursuant to the laws of the state of Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp. and CNL Retirement LP Corp.

         The Company intends to use the proceeds from its public  offerings (see
         Note 2), after deducting offering expenses, primarily to acquire real estate properties (the "Property or Properties") related to health care and seniors' housing facilities ("Health Care Facilities") located across the United States. The Health Care Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing ("Mortgage Loans") to operators of Health Care Facilities in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Health Care Facilities. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to 10 percent of the Company's total assets.

         The Company was a development stage enterprise from December 22, 1997 through July 13, 1999. Since operations had not begun, activities through July 13, 1999, were devoted to organization of the Company.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries, CNL Retirement GP Corp. and CNL
         Retirement LP Corp., as well as the accounts of CNL Retirement Partners, LP. All significant intercompany balances and transactions have been eliminated.

         Real Estate and Lease Accounting - The Company recorded the acquisition of land, building, and equipment at cost, including acquisition and closing costs. Land, building and equipment are leased to an unrelated third party on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs.

         The Property lease is accounted for using the operating method. Under the operating method, land, building and equipment are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Building and equipment are depreciated on the straight-line method over their estimated useful lives of 40 and 7 years, respectively. Income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service. Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998

1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         When the Property is sold, the related costs and accumulated depreciation, plus any accrued rental income, will be removed from the accounts and any gain or loss from sale will be reflected in income. Management reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the Property. If an impairment is indicated, the assets are adjusted to their fair value.

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

         Loan Costs - Loan costs incurred in connection with the Company's line of credit have been capitalized and are being amortized over the term of the loan using the straight-line method, which approximates the effective interest method.

         Income Taxes - The Company has made an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 95 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

         Earnings Per Share - Basic earnings per share is calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for the years ended December 31, 2000 and 1999 was 845,833 and 412,713, respectively. As of December 31, 2000 and 1999, the Company did not have any potentially dilutive common shares.

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on stockholders' equity or net earnings.

         Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998

1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         New Accounting Standard - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133.") FAS 133, as amended by FAS 137, "Deferral of Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company.) FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of derivative. As of December 31, 2000, the Company has not engaged in any transactions that include derivative instruments. Management of the Company plans to limit its use of derivative instruments and, therefore, anticipates that the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

2.       Public Offerings:
         ----------------

         On September 18, 2000, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "Initial Offering"), which included 500,000 shares ($5,000,000) available only to stockholders who elected to participate in the Company's distribution reinvestment plan. In addition, the Company registered up to 600,000 shares issuable upon the exercise of warrants granted to the managing dealer of the Initial Offering as shares were sold. In connection with the Initial Offering, the Company received subscription proceeds of $9,718,974 (971,898 shares) including $50,463 (5,046 shares) through the distribution reinvestment plan and had issued approximately 35,776 warrants to the managing dealer of the Initial Offering (see Note 9).

         Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the distribution reinvestment plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for the selling commissions and expenses in connection with the offering and
         (ii) to CNL Retirement Corp. (the "Advisor") for acquisition fees, are substantially the same as for the Company's Initial Offering. As of December 31, 2000, the Company had received total proceeds from the Initial Offering, the 2000 Offering and the sale of warrants of $11,691,593 (1,169,156 shares), including $134,919 (13,492 shares)
         through the distribution reinvestment plan.

3.       Land, Building and Equipment on Operating Lease:
         -----------------------------------------------

         As of December 31, 2000, the Company owned one Property consisting of land, building and equipment, which was leased on a long-term, triple-net basis to a Health Care Facility operator. The lease is accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and has been classified as an operating lease. The lease is for 15 years, provides for minimum and contingent rent and requires the tenant to pay executory costs. In addition, the tenant pays all property taxes and assessments and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenant to renew the lease for four successive five-year periods subject to the same terms and conditions of the initial lease. The lease also requires the establishment of a capital expenditure reserve fund, which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the Property (the "FF&E Reserve"). Funds in the FF&E
         Reserve have been paid, granted and assigned to the Company as additional rent. For the year ended December 31, 2000, revenues from the FF&E Reserve totaled $19,672.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998

3.       Land, Building and Equipment on Operating Lease - Continued:
         -----------------------------------------------------------

         Land, building and equipment on operating lease consisted of the following at December 31:

                                                      2000               1999
                                                 -------------      ------------

               Land                                $ 2,162,388       $      --
               Building                             11,533,074              --
               Equipment                             1,025,630              --
                                                 -------------      ------------
                                                    14,721,092              --
               Less accumulated depreciation          (303,184 )            --
                                                 -------------      ------------

                                                  $ 14,417,908       $      --
                                                 =============      ============

         The lease provides for an increase in the minimum annual rent commencing at the beginning of the third lease year. Such amount is recognized on a straight-line basis over the term of the lease commencing on the date the Property was placed in service. For the year ended December 31, 2000, the Company recognized $21,128 of such rental income. This amount is included in rental income from operating lease in the accompanying consolidated statements of operations.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating lease at December 31, 2000:

                 2001                                         $ 1,350,267
                 2002                                           1,374,311
                 2003                                           1,384,890
                 2004                                           1,384,890
                 2005                                           1,384,890
                 Thereafter                                    12,892,959
                                                            --------------

                                                             $ 19,772,207
                                                            ==============

         Since the lease is renewable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rents, which may be received on the lease based on a percentage of the tenant's gross sales.

4.       Other Assets:
         ------------

         Other assets as of December 31, 2000, were $3,737 and consisted of miscellaneous prepaid expenses. Other assets as of December 31, 1999, were $344,338 and consisted of acquisition fees and miscellaneous acquisition expenses that were allocated to the Company's Property and miscellaneous prepaid expenses.

5.       Redemption of Shares:
         --------------------

         The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held Shares for at least one year may present all or any portion equal to at least 25 percent of their Shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998

5.       Redemption of Shares - Continued:
         --------------------------------

         presentation, the Company may, at its option, redeem the Shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of Shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the year ended December 31, 2000, 3,316 shares of common stock were redeemed and retired. No shares were redeemed in 1999 or 1998.

6.       Line of Credit:
         --------------

         On April 20, 2000, the Company entered into a revolving Line of Credit and security agreement with a bank to be used by the Company to acquire Properties. The Line of Credit provides that the Company will be able to receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the Line of Credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75 percent through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. The Company obtained an advance of $8,100,000 relating to the Line of Credit during the year ended December 31, 2000. As of December 31, 2000, the Company had repaid $4,305,000 of such amount and had an outstanding balance of $3,795,000. In connection with the Line of Credit, the Company incurred a commitment fee, legal fees and closing costs of $55,917. The proceeds were used in connection with the purchase of the Company's Property.

7.       Stock Issuance Costs:
         --------------------

         The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Preliminary costs incurred prior to raising capital were advanced the Advisor. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed three percent of the gross proceeds received from the sale of shares of the Company in connection with the offerings.

         During the years ended December 31, 2000, 1999 and 1998, the Company incurred $1,027,216, $1,089,013 and $975,339, respectively, in organizational and offering costs, including $519,302, $413,983 and $2,040, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). All amounts incurred for the year ended December 31, 2000, have been treated as stock issuance costs. For the years ended December 31, 1999 and 1998, $1,074,013 and $955,339, respectively, were treated as stock issuance costs, $15,000 and $20,000, respectively, were treated as organization costs and expensed in 1999. The stock issuance costs have been charged to stockholders' equity subject to the three percent cap described above.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998

8.       Distributions:
         -------------

         For the years ended December 31, 2000 and 1999, approximately 54 percent and 100 percent, respectively, of the distributions paid to stockholders were considered ordinary income, and for the year ended December 31, 2000, approximately 46 percent was considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

9.       Related Party Arrangements:
         --------------------------

         On December 22, 1997 (date of inception), the Advisor contributed $200,000 in cash to the Company and became its sole stockholder. Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

         During the years ended December 31, 2000, 1999 and 1998, the Company incurred $486,846, $388,109 and $1,912, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offerings. A substantial portion of these amounts ($437,940, $370,690 and $1,785, respectively) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 2000, 1999 and 1998, the Company incurred $32,456, $25,874 and $128, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         In addition, the Company agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. in connection with the Initial Offering. The price for each warrant was $0.0008 and one warrant was issued for every 25 shares sold by the managing dealer in the Initial Offering, except when prohibited by federal or state securities laws. All or a portion of the Soliciting
         Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing September 18, 1998. No Soliciting Dealer Warrants, however, are exercisable until one year from the date of issuance. During the year ended December 31, 2000, the Company issued approximately 35,776 Soliciting Dealer Warrants.

         CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed in the amount of 0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of December 31, 2000, no such fees had been incurred.

         The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5 percent of the gross proceeds of the offering, loan proceeds from permanent financing and amounts outstanding on the Line of Credit, if any, at the time of listing the Company's common stock on a national securities exchange or over-the-counter market, but excluding that portion of the

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998

9.       Related Party Arrangements - Continued:
         --------------------------------------

         permanent financing used to finance Secured Equipment Leases. During the years ended December 31, 2000, 1999 and 1998, the Company incurred $292,108, $232,865 and $1,148, respectively, of such fees. Such fees are included in other assets prior to being allocated to individual Properties.

         The Company incurs operating expenses which, in general, are those expenses relating to the administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886 (the "June 2000 Reimbursement"); therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. During the Expense Years ended September 30, 2000 and December 31, 2000, the Company's operating expenses, net of the June 2000 Reimbursement, did not exceed the Expense Cap. For the years ended December 31, 1999 and 1998, the Expense Cap was not applicable.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the year ended December 31, 2000, the Company incurred $55,396 of such fees. No such fees were incurred by the Company for 1999 or 1998.

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings), on a day-to-day basis. The expenses incurred for these services were classified as follows:

                                                             Years Ended December 31,
                                                      2000             1999            1998
                                                   -----------      -----------     ------------

          Deferred offering costs                      $   --           $   --        $ 196,184
          Stock issuance costs                        117,679          328,229               --
          Land, building and equipment on
               operating lease and other
               assets                                  31,370            6,455               --
          General operating and
               administrative expenses                197,869           38,796               --
                                                   -----------      -----------     ------------
                                                     $346,918         $373,480        $ 196,184
                                                   ===========      ===========     ============


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999 and 1998

9.       Related Party Arrangements - Continued:
         --------------------------------------

         Amounts due to related  parties  consisted of the following at December
         31:

                                                                2000                1999
                                                             ------------       -------------

        Due to the Advisor:
             Expenditures incurred for offering
                expenses on behalf of the Company            $   982,100       $  1,432,291
             Accounting and administrative
                services                                          32,964              6,739
             Acquisition fees and miscellaneous
                acquisition expenses                              96,526            336,226
                                                            -------------      -------------
                                                               1,111,590          1,775,256
                                                            -------------      -------------

        Due to CNL Securities Corp.:
             Commissions                                           5,819                 --
             Marketing support and due diligence
                expense reimbursement fee                            390                 --
                                                            -------------      -------------
                                                                   6,209                 --
                                                            -------------      -------------

                                                              $1,117,799         $1,775,256
                                                            =============      =============

10.      Concentration of Credit Risk:
         -----------------------------

         All of the Company's rental income for the year ended December 31, 2000, was earned from one lessee, BG Orland Park, LLC, which operates the Property as a Brighton Gardens by Marriott.

         Although the Company intends to acquire additional Properties, including Properties located in various states and regions, and to carefully screen its tenants in order to reduce risks of default, failure of the lessee or the Marriott brand chain would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the essential or important nature of this Property for the ongoing operations of the lessee.

         It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired in subsequent periods.

11.      Subsequent Events:
         -----------------

         During the period January 1, 2001, through February 19, 2001, the Company received subscription proceeds for an additional 108,031 shares ($1,080,311) of common stock.

         In addition, on January 1, 2001 and February 1, 2001, the Company declared distributions totalling $69,134 and $74,465, respectively, or $.0583 per share of common stock, payable in March 2001, to stockholders of record on January 1, 2001 and February 1, 2001, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are listed below:

      Name               Age       Position with the Company
      ----               ---       -------------------------

James M. Seneff, Jr.     54        Director, Chairman of the Board and Chief
                                      Executive Officer
Robert A. Bourne         53        Director and President
David W. Dunbar          48        Independent Director
Timothy S. Smick         49        Independent Director
Edward A. Moses          58        Independent Director
Phillip M. Anderson, Jr. 41        Chief Operating Officer and Executive Vice
                                      President
Thomas J. Hutchison III  59        Executive Vice President
Lynn E. Rose             52        Secretary and Treasurer

         James M. Seneff, Jr. Director, Chairman of the Board and Chief Executive Officer. Mr. Seneff is a director, Chairman of the Board and Chief Executive Officer of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. and its subsidiaries since its formation in 1973. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., the Advisor, CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., the managing dealer in the Company's offerings. CNL and the entities it has established have more than $4 billion in assets, representing interests in approximately 2,000 properties and 1,000 mortgage loans in 48 states. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. In addition, he has served as a director and Chairman of the Board since inception in 1994, served as Chief Executive Officer from 1994 through August 1999, and currently serves as Co-Chief Executive Officer of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida
Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne. Director and President. Mr. Bourne serves as a director and President of the Advisor. Mr. Bourne is also the President and Treasurer of CNL Financial Group, Inc; a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as director, Vice Chairman of the Board and President of CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public, real estate investment trust listed on the New York Stock Exchange. Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director and held various executive positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with such company, from 1994 through August 1999. Mr. Bourne also serves as a director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including CNL Investment Company, CNL Securities Corp., the managing dealer in the Company's offerings; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Since joining CNL Securities Corp. in 1979, Mr. Bourne has overseen CNL's real estate and capital markets activities including the investment of nearly $2 billion in equity and the financing, acquisition, construction and leasing of restaurants, office buildings, apartment complexes, hotels and other real estate. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         David W. Dunbar. Independent Director. Mr. Dunbar serves as chairman and chief executive officer of Peoples Bank, which he organized and founded in 1996. Mr. Dunbar is also a member of the board of trustees of Bay Care Health System, an alliance of ten non-profit hospitals in the Tampa Bay area, as well as vice chairman of the board of directors of Morton Plant Mease Health Care, Inc., an 841-bed, not-for-profit hospital and a member of the board of directors of North Bay Hospital, a 122-bed facility. He is a former member of the board of directors of Morton Plant Mease Hospital Foundation. In addition, Mr. Dunbar serves as a member of the Florida Elections Commission, the body responsible for investigating and holding hearings regarding alleged violations of Florida's campaign finance laws. During 1994 and 1995, Mr. Dunbar was a member of the board of directors and an executive officer of Peoples State Bank. Mr. Dunbar was the chief executive officer of Republic Bank from 1981 through 1988 and from 1991 through 1993. From 1988 through 1991, Mr. Dunbar developed commercial and medical office buildings and, through a financial consulting company he founded, provided specialized lending services for real estate development clients, specialized construction litigation support for national insurance companies and strategic planning services for institutional clients. In 1990, Mr. Dunbar was the chief executive officer, developer and owner of a 60,000 square foot medical office building located on the campus of Memorial Hospital in Tampa, Florida. In addition, in 1990, Mr. Dunbar served as the Governor's appointee to the State of Florida Taxation and Budget Reform Commission, a 25 member, blue ribbon commission established to review, study and make appropriate recommendations for changes to state tax laws. Mr. Dunbar began his professional career with Southeast Banking Corporation in Miami, from 1975 through 1981, serving as regional vice president of commercial mortgage lending. Mr. Dunbar received a B.S. degree in finance from Florida State University in 1975. He is also a graduate of the American Bankers Association National Commercial Lending School at the University of Oklahoma and the School of Banking of the South at Louisiana State University.

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

         Edward A. Moses. Independent Director. Dr. Moses has served as the Bank of America professor of finance since 1989. Dr. Moses served as dean of the Roy
E. Crummer Graduate School of Business at Rollins College from 1994 to June 2000, and as a professor of finance. As dean, Dr. Moses established a comprehensive program of executive education for health care management at the Roy E. Crummer Graduate School of Business. From 1985 to 1989, he served as dean and professor of finance at the University of North Florida. He has also served in academic and administrative positions at the University of Tulsa, Georgia State University and the University of Central Florida. Dr. Moses has written six textbooks in the fields of investments and corporate finance as well as numerous articles in leading business journals. He has held offices in a number of professional organizations, including president of the Southern Finance and Eastern Finance Associations; served on the Board of the Southern Business Administration Association; and served as a consultant for major banks as well as a number of Fortune 500 companies. He currently serves as a faculty member in the Graduate School of Banking at Louisiana State University and is a member of the board of director of HTE, Inc. and DemandStar.com. Dr. Moses received a B.S. in Accounting from the Wharton School at the University of Pennsylvania in 1965, and a Masters of Business Administration in 1967 and a Ph.D. in Finance from the University of Georgia in 1971.

         Phillip M. Anderson, Jr. Chief Operating Officer and Executive Vice President. Mr. Anderson joined the Advisor in January 1999 and is responsible for the planning and implementation of CNL's interest in health care industry investments, including acquisitions, development, project analysis and due diligence. He currently serves as the Chief Operating Officer of both the Advisor and of CNL Retirement Development, Inc. (formerly CNL Health Care Development, Inc.). From 1987 through 1998, Mr. Anderson was employed by Classic Residence by Hyatt. Classic Residence by Hyatt ("Classic") is affiliated with Hyatt Hotels and Chicago's Pritzker family. Classic acquires, develops, owns and operates seniors' housing, assisted living, skilled nursing and Alzheimer's facilities throughout the United States. Mr. Anderson's responsibilities grew from overseeing construction of Classic's first properties to acquiring and developing new properties. After assuming responsibility for acquisitions, Mr. Anderson doubled the number of senior living apartments/beds ("units") in the portfolio by adding over 1,200 units. In addition, the development of an additional 1,000 units of seniors' housing commenced under Mr. Anderson's direction. Mr. Anderson also served on Classic's Executive Committee charged with the responsibility of monitoring performance of existing properties and development projects. Mr. Anderson has been a member of the American Senior Housing Association since 1994 and currently serves on the executive board and insurance committee. He graduated from the Georgia Institute of Technology in 1982, where he received a B.S. in Civil Engineering, with honors.

         Thomas J. Hutchison III. Executive Vice President. Mr. Hutchison also serves as Executive Vice President of the Advisor of the Company, as well as, President and Chief Operating Officer of CNL Real Estate Services, Inc., which is the parent company of the Advisor and CNL Hospitality Corp. He is President and Chief Operating Officer of CNL Realty and Development Corp. Mr. Hutchison joined CNL Financial Group in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. He currently serves on the board of directors of Restore Orlando, a nonprofit community volunteer organization. Prior to joining CNL, Mr. Hutchison was president and owner of numerous real estate services and development companies. From 1995 to 2000, he was chairman and chief executive officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed president and chief executive officer of General Development Corporation, a real estate community development company, where he assumed the day-to-day management of the $2.6 billion NYSE-listed company entering re-organization. From 1986 to 1990, he was the chairman and chief executive officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the president and chief executive officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock's nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison was educated at Purdue University and the University of Maryland Business School.

         Lynn E. Rose. Secretary and Treasurer. Ms. Rose serves as Secretary, Treasurer and a director of CNL Retirement Corp., the Advisor. Ms. Rose is Secretary and Treasurer of CNL Hospitality Properties, Inc., a public unlisted real estate investment trust, and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc. Ms. Rose served as Secretary to CNL American Properties Fund, Inc., a public unlisted real estate investment trust from December 1994 to September 1999, and Secretary and a director to CNL Fund Advisors, Inc., its advisor from March 1994 to September 1999. She served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1992 to February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. since 1987, its Controller from 1987 to 1993, and its Chief Financial Officer from 1993 to present. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and hold various other offices in such subsidiaries. In addition, she serves as Secretary for approximately 75 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.


Item 11.  Executive Compensation

         No annual or long-term compensation was paid by the Company to the Chief Executive Officer for services rendered in all capacities during the years ended December 31, 2000, 1999, and 1998. In addition, no executive officer of the Company received an annual salary or bonus from the Company during the fiscal years ended December 31, 2000 and 1999. The Company's executive officers also are employees and executive officers of the Advisor and receive compensation from CNL Financial Group, Inc. in part for services in such capacities. See Item 13 for a description of the fees payable and expenses reimbursed to the Advisor.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of February 19, 2001, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than 5 percent of the Company's Common Stock, by each director and nominee, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors.

   Name and Address                  Number of Shares                  Percent
 of Beneficial Owner                Beneficially Owned                of Shares
 -------------------                ------------------                ---------

 James M. Seneff, Jr.                   20,000 (1)                       1.5%

 Robert A. Bourne                           0                            --

 David W. Dunbar                            0                            --

 Timothy S. Smick                           0                            --

 Edward A. Moses                            0                            --

 Phillip M. Anderson, Jr.                 1,075                          (2)

 All directors and executive              21,075                         1.6%
 officers as a group (8 persons)



(1) Includes 20,000 shares held by the Advisor of which Mr. Seneff is a director. Mr. Seneff and his wife share beneficial ownership of the Advisor through their ownership of CNL Financial Group, Inc. The Advisor is a wholly owned subsidiary of CNL Financial Group, Inc.

(2)  Less than 1 percent.


Item 13.  Certain Relationships and Related Transactions

         All of the executive officers of the Company are executive officers of the Advisor, a wholly owned subsidiary of CNL Financial Group, Inc., of which Messrs. Seneff and Bourne are executive officers and directors and whose Shares are beneficially owned by Mr. Seneff and his wife through its parent corporation, CNL Holdings, Inc. In addition, Messrs. Seneff and Bourne and Ms. Rose are executive officers of CNL Securities Corp., the managing dealer in the Company's offerings of shares of common stock, and a wholly owned subsidiary of CNL Financial Group, Inc. Messrs. Seneff and Bourne are directors of the Company, the Advisor and CNL Securities Corp., and Ms. Rose is a director of the Advisor. Administration of the day-to-day operations of the Company is provided by the Advisor, pursuant to the terms of the Advisory Agreement. The Advisor also serves as the Company's consultant in connection with policy decisions to be made by the Company's Board of Directors, manages the Company's assets and renders such other services as the Board of Directors deems appropriate. The Advisor also bears the expense of providing the executive personnel and office space to the Company. The Advisor is at all times subject to the supervision of the Board of Directors of the Company and has only such functions and authority as the Company may delegate to it as the Company's agent.

         CNL Securities Corp. is entitled to receive selling commissions amounting to 7.5 percent of the total amount raised from the sale of shares of common stock for services in connection with the offering of shares, a substantial portion of which will be paid as commissions to other broker-dealers. For the year ended December 31, 2000, the Company incurred $486,846 of such fees, the majority of which were paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. For the year ended December 31, 2000, the Company incurred $32,456 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses will be paid.

         The Advisor is entitled to receive acquisition fees for services in identifying the Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5 percent of gross proceeds of the Company's stock offering, loan proceeds from Permanent Financing and amounts outstanding on the Company's Line of Credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases. For the year ended December 31, 2000, the Company incurred $292,108 of such fees.

         The Advisor and its affiliates provide accounting and administrative services to the Company (including accounting and administrative services in connection with the offering of shares) on a day-to-day basis. For the year ended December 31, 2000, the Company incurred a total of $346,918 for these services, $117,679 of such costs representing stock issuance costs, $31,370 representing acquisition related costs and $197,869 representing general operating and administrative expenses, including costs related to preparing and distributing reports required by the Securities and Exchange Commission.

         The Company has and will continue to incur certain costs in connection with the offerings, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the offerings. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed 3 percent of the gross offering proceeds received from the sale of shares of the Company. For the year ended December 31, 2000, the Company incurred $387,704 for such costs.

         The  Company  agreed  to issue  and  sell  soliciting  dealer  warrants
("Soliciting Dealer Warrants") to CNL Securities Corp. in connection with the Initial Offering. The price for each warrant was $0.0008 and one warrant was issued for every 25 shares sold by the managing dealer in the Initial Offering, except when prohibited by federal or state securities laws. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant will be entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing September 18, 1998. No Soliciting Dealer Warrants, however, are exercisable until one year from the date of issuance. During the year ended December 31, 2000, the Company issued approximately 35,776 Soliciting Dealer Warrants.

         CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed in the amount of 0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of December 31, 2000, no such fees had been incurred.

         The Company incurs operating expenses which, in general, are those expenses relating to the administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886 (the "June 2000 Reimbursement"); therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. During the Expense Years ended September 30, 2000 and December 31, 2000, the Company's operating expenses, net of the June 2000 Reimbursement, did not exceed the Expense Cap.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the year ended December 31, 2000, the Company incurred $55,396 of such fees.

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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 2000 and 1999

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

         2.    Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000.

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000.

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.   Exhibits

              (a) Exhibits:

                  3.1 CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation. (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  3.2    CNL Health Care Properties,  Inc. Bylaws.  (Included as
                         Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

                  3.3 CNL Health Care Properties, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation dated June 27, 2000. (Included as Exhibit 3.3 to the Registrant's June 30, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000 and incorporated herein by reference.)

                  3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Health Care Properties, Inc. dated August 24, 2000. (Included as
                         Exhibit 3.5 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

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

                  4.1    Reinvestment   Plan   (Included   as  Exhibit   4.4  to
                         Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.1   Advisory  Agreement,  dated as of  September  16, 2000,
                         between  CNL  Retirement   Properties,   Inc.  and  CNL
                         Retirement Corp. (Filed herewith.)

                  10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated
                         February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 and Phillip M. Anderson, Jr. dated February 19, 1999. (Included as Exhibit 10.2 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                  10.3 Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                  10.4 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.4 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                  10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.5 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                  10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000. (Included as
                         Exhibit 10.6 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

             (b) No reports on Form 8-K were filed during the period October 1, 2000 through December 31, 2000.

(b)      Other Financial Information

         The Company is required to file audited financial information of a guarantor, Marriott International, Inc. ("Marriott"), of its tenant as a result of Marriott guaranteeing lease payments for the Company's tenant which leased more than 20 percent of the Company's total assets for the year ended December 31, 2000. Marriott is a public company and as the date hereof, had not filed its Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2001.

                                           CNL RETIREMENT PROPERTIES, INC.

                                           By:   ROBERT A. BOURNE
                                                 President (Principal Financial
                                                 and Accounting Officer)

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE

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


        Signature                                      Title                                            Date
        ---------                                      -----                                            ----

/s/ James M. Seneff, Jr.                   Chairman of the Board and Chief Executive Officer      February 22, 2001
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)



/s/ Robert A. Bourne                       Director and President                                 February 22, 2001
---------------------------
Robert A. Bourne                           (Principal  Financial and Accounting  Officer)



/s/ David W. Dunbar                        Independent Director                                   February 22, 2001
---------------------------
David W. Dunbar



/s/ Timothy S. Smick                       Independent Director                                   February 22, 2001
---------------------------
Timothy S. Smick



/s/ Edward A. Moses                        Independent Director                                   February 22, 2001
---------------------------
Edward A. Moses


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000

                                                                                                          Costs Capitalized
                                                                  Initial Cost                       Subsequent To Acquisition
                                                 ------------------------------------------------    --------------------------

                                       Encum                                                          Improve-       Carrying
                                      brances        Land           Building         Equipment         ments           Costs
                                     ----------  -------------   ---------------    -------------    ----------     -----------

Property the Company has Invested
  in Under Operating Lease:

   Brighton Gardens by Marriott:
    Orland Park, Illinois                $  --     $2,162,388       $11,533,074       $1,025,630         $  --          $   --
                                     ==========  =============   ===============    =============    ==========     ===========







                                                                                                                     Life
        Gross Amount at Which Carried                                                                              on Which
            At Close of Period (d)                                                                               Depreciation
----------------------------------------------                                                                    in Latest
                                                                                     Date                          Income
                                                                 Accumulated        of Con-         Date         Statement is
   Land          Building         Equipment         Total       Depreciation       struction      Acquired        Computed
-------------  --------------    -------------  --------------  --------------     -----------    ----------    --------------





  $2,162,388     $11,533,074       $1,025,630     $ 14,721,092     $  303,184         1999          4/00              (c)
=============  ==============    =============  ==============  ==============


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              (formerly known as CNL Health Care Properties, Inc.)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000

(a) Transactions in real estate and accumulated depreciation during 2000 are summarized as follows:

                                                                 Accumulated
                                                Cost (b) (d)     Depreciation
                                               --------------   --------------

         Property the Company has Invested
            in Under Operating Leases:

              Balance, December 31, 1999          $       --       $       --
              Acquisition                         14,721,092               --
              Depreciation expense (c)                    --          303,184
                                               --------------   --------------

              Balance, December 31, 2000       $  14,721,092     $    303,184
                                               ==============   ==============

(b) As of December 31, 2000, the aggregate cost of the Property owned by the Company and its subsidiaries for federal income tax purposes was $14,721,092. The lease is treated as an operating lease for federal income tax purposes.

(c) Depreciation expense is computed for building and equipment based upon estimated lives of 40 and seven years, respectively.

(d) Acquisition fees and miscellaneous expenses of $872,192 are included in land, building and equipment on operating lease at December 31, 2000.

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

                                    EXHIBITS

                                  EXHIBIT INDEX


             Exhibit Number

                  3.1 CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation. (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  3.2      CNL Health Care Properties, Inc. Bylaws. (Included as
                           Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999 and incorporated herein by reference.)

                  3.3      CNL  Health  Care   Properties,   Inc.   Articles  of
                           Amendment  to  Amended  and   Restated   Articles  of
                           Incorporation  dated  June  27,  2000.  (Included  as
                           Exhibit 3.3 to the Registrant's June 30, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000 and incorporated herein by reference.)

                  3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Health Care Properties, Inc. dated August 24, 2000. (Included as
                           Exhibit 3.5 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  3.5 Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  4.1      Reinvestment  Plan.   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of September 16, 2000, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Filed herewith.)

                  10.5 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated
                           February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall and Lynn E. Rose dated September 15, 1998 and Phillip M. Anderson, Jr. dated February 19, 1999. (Included as Exhibit 10.2 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                  10.6 Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                  10.7 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.4 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                  10.8 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.5 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                  10.9 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000. (Included as
                           Exhibit 10.6 to the Registrant's March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)