Form 10-K/A
period 2000-12-31
CNL RETIREMENT PROPERTIES INC
filed 2001-04-06
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended         December 31, 2000
                                        ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                     -------------      ---------------

                        Commission file number 333-37480

                         CNL Retirement Properties, Inc.
             (Exact name of registrant as specified in its charter)

            Maryland                                    59-3491443
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

                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. As of February 19, 2001, 1,272,797 shares were beneficially owned by non-affiliates. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share.

         The number of Shares of common stock outstanding as of February 19, 2001, was 1,293,872.

         The Form 10-K of CNL Retirement Properties, Inc. (the "Company") for the year ended December 31, 2000 is being amended to include, in Item 5, additional information regarding the value and liquidity of the Company's common stock. The Form 10-K of the Company is also being amended to include, in Item 14(d), summarized financial information of Marriott International, Inc. ("Marriott"). Marriott is a guarantor of lease payments for the Company's tenant, which leases a Property with an aggregate carrying value that represents more than 20 percent of the Company's total assets for the year ended December 31, 2000. This summarized information was not available to the Company at the time the Company filed its Form 10-K for the year ended December 31, 2000. The Form 10-K of the Company is being further amended to include in the SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PERSUANT SECTION 12 OF THE ACT the notice of annual meeting, letter to stockholders, proxy card and proxy statement. At the time the Company filed its Form 10-K, it represented to the Securities and Exchange Commission (the "Commission") that copies of such material would be furnished to the Commission at the time it was sent to stockholders.

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

         As of December 31, 2000, the offering price per share of common stock was $10. Based on the continued sale of Shares through February 19, 2001, for $10 per Share, the Company estimates that the value of its Shares is $10. The Company's Shares are not publicly traded. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value of the shares may not be realized when an investor seeks to liquidate his or her common stock.

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

The following table presents total distributions and distributions per Share:

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

         On January 1, 2001 and February 1, 2001, the Company declared distributions to stockholders totaling $69,134 and $74,465, respectively, ($0.0583 per Share) payable in March 2001, to stockholders of record on January 1, 2001 and February 1, 2001, respectively.

         The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(d)      Other Financial Information.

         The following summarized financial information is filed as part of this report as a result of Marriott guaranteeing lease payments for the tenant relating to the leased Property whose aggregate carrying value represents more than 20 percent of the Company's total assets for the year ended December 31, 2000. The summarized financial information presented for Marriott as of December 29, 2000 and December 31, 1999, and for each of the three fiscal years ended December 29, 2000, was obtained from the Form 10-K filed by Marriott with the Securities and Exchange Commission for the year ended December 29, 2000.

                  Marriott International, Inc. and Subsidiaries
                             Selected Financial Data
                      (in Millions, except per share data)



Consolidated Balance Sheets Data:
--------------------------------
                                           December 29,         December 31,
                                               2000                 1999
                                          ---------------     ----------------

Current Assets                                   $ 1,415              $ 1,600
Noncurrent Assets                                  6,822                5,724
Current Liabilities                                1,917                1,743
Noncurrent Liabilities                             3,053                2,673
Stockholders' Equity                               3,267                2,908



Consolidated Statements of Income Data:
---------------------------------------
                                           2000          1999          1998
                                        -----------   -----------   ----------

Gross revenues                           $ 10,072       $ 8,771      $ 8,004

Costs and expenses (including income
   tax expense)                             9,593         8,371        7,614
                                        -----------   -----------   ----------

Net income                                 $  479        $  400       $  390
                                        ===========   ===========   ==========

Basic earnings per share                  $  1.99       $  1.62      $  1.56
                                        ===========   ===========   ==========

Diluted earnings per share                $  1.89       $  1.51      $  1.46
                                        ===========   ===========   ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.

                                         CNL RETIREMENT PROPERTIES, INC.

                                         By:      ROBERT A. BOURNE
                                                  President

                                                  /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                         CNL RETIREMENT PROPERTIES, INC.
                           CNL Center at City Commons
                             450 South Orange Avenue
                             Orlando, Florida 32801




March 30, 2001


To our Stockholders:

You are cordially invited to attend the annual meeting of stockholders of CNL Retirement Properties, Inc. (the "Company") on May 29, 2001 at 10:00 a.m. at CNL Center at 450 South Orange Avenue, Orlando, Florida. The directors and officers of the Company look forward to greeting you personally. Enclosed for your review are the proxy, proxy statement, notice of meeting for the annual meeting of stockholders and 2000 annual report.

This year's proxy requests your vote for the election of five directors.

Your vote counts. Please complete and return the enclosed proxy today, whether or not you plan to attend the annual meeting. Thank you for your attention to this matter.

Sincerely,


/s/ James M. Seneff, Jr.                      /s/ Robert A. Bourne
--------------------------------              -----------------------------
James M. Seneff, Jr.                          Robert A. Bourne
Chairman of the Board and                     President
Chief Executive Officer

                         CNL RETIREMENT PROPERTIES, INC.
                           CNL Center at City Commons
                             450 South Orange Avenue
                             Orlando, Florida 32801

          Notice of Annual Meeting of Stockholders and Proxy Statement

                     Annual Meeting to be Held May 29, 2001


To our Stockholders:

Notice is hereby given that the 2001 annual meeting of stockholders of CNL Retirement Properties, Inc. (the "Company") will be held at CNL Center, 450 South Orange Avenue, Orlando, Florida 32801 on Tuesday, May 29, 2001, at 10:00 a.m., local time, for the following purposes:

1. to elect five directors of the Company for terms expiring at the 2002 annual meeting of stockholders;

2. to transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

Only stockholders of record at the close of business on March 1, 2001, will be entitled to notice of, and to vote at, the annual meeting or any adjournment or postponement thereof.

Stockholders are cordially invited to attend the meeting in person. All stockholders, whether or not they plan to attend the meeting, are requested to complete, date and sign the enclosed proxy card and return it promptly in the envelope provided. You may also grant your proxy by telephone by following the instructions on the proxy card. It is important that your shares be voted. By returning your proxy promptly, you can help the Company avoid additional expenses to ensure a quorum is met so the meeting can be held. If you decide to attend the meeting, you may revoke your proxy and vote your shares in person.

                                          By Order of the Board of Directors,

                                          /s/ Lynn E. Rose
                                          ----------------------------
                                          Lynn E. Rose
                                          Secretary

March 30, 2001
Orlando, Florida

                         CNL RETIREMENT PROPERTIES, INC.
                           CNL Center at City Commons
                             450 South Orange Avenue
                             Orlando, Florida 32801


                                 Proxy Statement



     This proxy statement is furnished by the Board of Directors of CNL Retirement Properties, Inc. (the "Company") in connection with the solicitation by the Board of Directors of proxies to be voted at the annual meeting of stockholders to be held on May 29, 2001, and at any adjournment thereof, for the purposes set forth in the accompanying notice of such meeting. All stockholders of record at the close of business on March 1, 2001, will be entitled to vote.

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

     Solicitation of proxies will be primarily by mail. However, directors and officers of the Company also may solicit proxies by telephone or telegram or in person. All of the expenses of preparing, assembling, printing and mailing the materials used in the solicitation of proxies will be paid by the Company. Arrangements may be made with brokerage houses and other custodians, nominees and fiduciaries to forward soliciting materials, at the expense of the Company, to the beneficial owners of shares held of record by such persons. It is anticipated that this proxy statement and the enclosed proxy first will be mailed to stockholders on or about March 30, 2001.

     As of March 1, 2001, 1,308,532 shares of common stock of the Company were outstanding. Each share of common stock entitles the holder thereof to one vote on each of the matters to be voted upon at the annual meeting. As of the record date, officers and directors of the Company had the power to vote approximately two percent of the outstanding shares of common stock.

                                Table of Contents



PROPOSAL I: ELECTION OF DIRECTORS...................................    3-6

AUDIT COMMITTEE REPORT..............................................      9

EXECUTIVE COMPENSATION..............................................      9

SECURITY OWNERSHIP..................................................     10

CERTAIN TRANSACTIONS................................................  11-12

INDEPENDENT AUDITORS................................................     13

OTHER MATTERS.......................................................     13

PROPOSALS FOR NEXT ANNUAL MEETING...................................     13

ANNUAL REPORT.......................................................     14

APPENDIX:  AUDIT COMMITTEE CHARTER.................................. 15 -17

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

Name and Age                            Background
------------                            ----------

Robert A. Bourne, 53            Director and  President.  Mr. Bourne serves as a
                                director and President of CNL  Retirement  Corp.
                                (formerly CNL Health Care Corp.),  the Company's
                                advisor ("the Advisor").  Mr. Bourne is also the
                                President and Treasurer of CNL Financial  Group,
                                Inc; a director,  Vice Chairman of the Board and
                                President of CNL Hospitality Properties, Inc., a
                                public,  unlisted real estate  investment trust;
                                as well as director,  Vice Chairman of the Board
                                and  President  of CNL  Hospitality  Corp.,  its
                                advisor. Mr. Bourne also serves as a director of
                                CNLBank. He has served as a director since 1992,
                                Vice Chairman of the Board since  February 1996,
                                Secretary  and  Treasurer   from  February  1996
                                through  1997,  and  President  from  July  1992
                                through  February  1996, of Commercial Net Lease
                                Realty  Inc., a public,  real estate  investment
                                trust listed on the New York Stock Exchange. Mr.
                                Bourne has served as a director since  inception
                                in 1994,  President  from 1994 through  February
                                1999,   Treasurer  from  February  1999  through
                                August  1999,  and Vice  Chairman  of the  Board
                                since  February 1999 of CNL American  Properties
                                Fund,  Inc.,  a  public,  unlisted  real  estate
                                investment  trust.  He also served as a director
                                and held  various  executive  positions  for CNL
                                Fund Advisors, Inc., the advisor to CNL American
                                Properties  Fund,  Inc. prior to its merger with
                                such company, from 1994 through August 1999. Mr.
                                Bourne also serves as a director,  President and
                                Treasurer   for   various   affiliates   of  CNL
                                Financial Group,  Inc.  including CNL Investment
                                Company,  CNL  Securities  Corp.,  the  managing
                                dealer  in  the  Company's  offerings;  and  CNL
                                Institutional   Advisors,   Inc.,  a  registered
                                investment  advisor  for  pension  plans.  Since
                                joining CNL Securities Corp. in 1979, Mr. Bourne
                                has  overseen  CNL's  real  estate  and  capital
                                markets  activities  including the investment of
                                over $2  billion  in equity  and the  financing,
                                acquisition,   construction   and   leasing   of
                                restaurants,    office   buildings,    apartment
                                complexes,  hotels  and other real  estate.  Mr.
                                Bourne  began his career as a  certified  public
                                accountant   employed   by  Coopers  &  Lybrand,
                                Certified Public Accountants,  from 1971 through
                                1978,  where he  attained  the  position  of tax
                                manager  in  1975.  Mr.  Bourne  graduated  from
                                Florida  State   University  in  1970  where  he
                                received a B.A. in Accounting, with honors.

David W. Dunbar, 48             Independent  Director.   Mr.  Dunbar  serves  as
                                chairman and chief executive  officer of Peoples
                                Bank,  which he  organized  and founded in 1996.
                                Mr.  Dunbar  is also a  member  of the  board of
                                trustees of Bay Care Health System,  an alliance
                                of ten  non-profit  hospitals  in the  Tampa Bay
                                area,  as well as vice  chairman of the board of
                                directors  of Morton  Plant Mease  Health  Care,
                                Inc., an 841-bed,  not-for-profit hospital and a
                                member  of the board of  directors  of North Bay
                                Hospital,  a  122-bed  facility.  He is a former
                                member of the board of directors of Morton Plant
                                Mease  Hospital  Foundation.  In  addition,  Mr.
                                Dunbar   serves  as  a  member  of  the  Florida
                                Elections  Commission,  the body responsible for
                                investigating  and  holding  hearings  regarding
                                alleged violations of Florida's campaign finance
                                laws.  During  1994 and 1995,  Mr.  Dunbar was a
                                member  of  the  board  of   directors   and  an
                                executive  officer of Peoples  State  Bank.  Mr.
                                Dunbar  was  the  chief  executive   officer  of
                                Republic  Bank from 1981  through  1988 and from
                                1991 through 1993.  From 1988 through 1991,  Mr.
                                Dunbar  developed  commercial and medical office
                                buildings  and,  through a financial  consulting
                                company he founded, provided specialized lending
                                services  for real estate  development  clients,
                                specialized  construction litigation support for
                                national   insurance   companies  and  strategic
                                planning services for institutional  clients. In
                                1990,   Mr.  Dunbar  was  the  chief   executive
                                officer,  developer and owner of a 60,000 square
                                foot  medical  office  building  located  on the
                                campus of Memorial  Hospital in Tampa,  Florida.
                                In addition,  in 1990,  Mr. Dunbar served as the
                                Governor's  appointee  to the  State of  Florida
                                Taxation  and  Budget  Reform  Commission,  a 25
                                member,  blue ribbon  commission  established to
                                review,     study    and    make     appropriate
                                recommendations  for  changes to state tax laws.
                                Mr.  Dunbar began his  professional  career with
                                Southeast  Banking  Corporation  in Miami,  from
                                1975  through  1981,  serving as  regional  vice
                                president of commercial  mortgage  lending.  Mr.
                                Dunbar  received a B.S.  degree in finance  from
                                Florida  State  University in 1975. He is also a
                                graduate  of the  American  Bankers  Association
                                National   Commercial   Lending  School  at  the
                                University of Oklahoma and the School of Banking of the South at Louisiana State University.

Edward A. Moses, 58             Independent  Director.  Dr.  Moses has served as
                                the Bank of America  professor of finance  since
                                1989.  Dr.  Moses  served  as dean of the Roy E.
                                Crummer  Graduate  School of Business at Rollins
                                College  from  1994  to  June  2000,  and  as  a
                                professor  of  finance.   As  dean,   Dr.  Moses
                                established a comprehensive program of executive
                                education for health care  management at the Roy
                                E. Crummer  Graduate  School of  Business.  From
                                1985 to 1989, he served as dean and professor of
                                finance at the University of North  Florida.  He
                                has also served in academic  and  administrative
                                positions at the  University  of Tulsa,  Georgia
                                State  University  and the University of Central
                                Florida.  Dr. Moses has written six textbooks in
                                the fields of investments and corporate  finance
                                as well as numerous articles in leading business
                                journals.  He has held  offices  in a number  of
                                professional organizations,  including president
                                of the  Southern  Finance  and  Eastern  Finance
                                Associations;   served   on  the  Board  of  the
                                Southern  Business  Administration  Association;
                                and served as a  consultant  for major  banks as
                                well as a number of Fortune  500  companies.  He
                                currently  serves  as a  faculty  member  in the
                                Graduate  School of Banking at  Louisiana  State
                                University  and  is a  member  of the  board  of
                                directors of HTE, Inc. and  DemandStar.com.  Dr.
                                Moses  received a B.S.  in  Accounting  from the
                                Wharton School at the University of Pennsylvania
                                in   1965,    and   a   Masters   of    Business
                                Administration in 1967 and a Ph.D. in Finance from the University of Georgia in 1971.

Timothy S. Smick, 49            Independent Director.  Mr. Smick is currently an
                                independent investor. From 1996 through February
                                1998,  he  served  as chief  operating  officer,
                                executive  vice  president  and a member  of the
                                board of directors of Sunrise  Assisted  Living,
                                Inc., one of the nation's  leading  providers of
                                assisted   living  care  for  seniors   with  68
                                communities  located in 13 states.  In addition,
                                Mr.   Smick   served  as  president  of  Sunrise
                                Management  Inc., a wholly owned  subsidiary  of
                                Sunrise Assisted  Living,  Inc. During 1995, Mr.
                                Smick served as a senior  housing  consultant to
                                LaSalle Advisory,  Ltd., a pension fund advisory
                                company.  From 1985 through 1994,  Mr. Smick was
                                chairman   and  chief   executive   officer   of
                                PersonaCare, Inc., a company he co-founded that provided sub-acute, skilled nursing and assisted living care with 12 facilities in six states.
                                Mr. Smick's health care industry experience also includes serving as the regional operations director for Manor Healthcare, Inc., a division of ManorCare, Inc., and as operations director for Allied Health and Management, Inc. Prior to co-founding PersonaCare, Inc., Mr. Smick was a partner in Duncan & Smick, a commercial real estate development firm. Mr. Smick received a B.A. in English from Wheaton College and pursued graduate studies at Loyola College.

James M. Seneff, Jr., 54        Director,   Chairman  of  the  Board  and  Chief
                                Executive  Officer.  Mr.  Seneff is a  director,
                                Chairman  of  the  Board  and  Chief   Executive
                                Officer  of  the  Advisor.   Mr.   Seneff  is  a
                                principal stockholder of CNL Holdings, Inc., the
                                parent company of CNL Financial  Group,  Inc., a
                                diversified real estate company,  and has served
                                as a  director,  Chairman of the Board and Chief
                                Executive  Officer of CNL Financial Group,  Inc.
                                and its  subsidiaries  since  its  formation  in
                                1973.  CNL Financial  Group,  Inc. is the parent
                                company,  either directly or indirectly  through
                                subsidiaries, of CNL Real Estate Services, Inc.,
                                the  Advisor,  CNL Capital  Markets,  Inc.,  CNL
                                Investment Company and CNL Securities Corp., the
                                managing dealer in the Company's offerings.  CNL
                                and the  entities it has  established  have more
                                than  $4.8   billion  in  assets,   representing
                                interests in approximately  1,900 properties and
                                approximately 1,200 mortgage loans in 48 states.
                                He also  serves  as  director,  Chairman  of the
                                Board  and  Chief   Executive   Officer  of  CNL
                                Hospitality Properties, Inc., a public, unlisted
                                real  estate  investment  trust,  as well as CNL
                                Hospitality Corp., its advisor.  Since 1992, Mr.
                                Seneff has served as a director, Chairman of the
                                Board and Chief Executive  Officer of Commercial
                                Net Lease  Realty,  Inc.,  a public  real estate
                                investment  trust that is listed on the New York
                                Stock Exchange.  In addition, he has served as a
                                director   and   Chairman  of  the  Board  since
                                inception  in 1994,  served  as Chief  Executive
                                Officer  from  1994  through   August  1999  and
                                currently serves as Co-Chief  Executive  Officer
                                of CNL American Properties Fund, Inc., a public,
                                unlisted real estate  investment  trust. He also
                                served as a director,  Chairman of the Board and
                                Chief  Executive  Officer of CNL Fund  Advisors,
                                Inc.,  the  advisor to CNL  American  Properties
                                Fund,  Inc.  until it merged with the company in
                                September  1999. Mr. Seneff has also served as a
                                director,   Chairman  of  the  Board  and  Chief
                                Executive  Officer of CNL Securities Corp. since
                                1979; CNL Investment Company since 1990; and CNL
                                Institutional  Advisors, a registered investment
                                advisor  for  pension  plans,  since  1990.  Mr.
                                Seneff  formerly  served as a director  of First
                                Union  National  Bank  of  Florida,   N.A.,  and
                                currently serves as the Chairman of the Board of
                                CNLBank.  Mr. Seneff served on the Florida State
                                Commission  on Ethics and is a former member and
                                past Chairman of the State of Florida Investment
                                Advisory   Council,   which  recommends  to  the
                                Florida Board of Administration  investments for
                                various Florida employee  retirement  funds. The
                                Florida  Board of  Administration  is  Florida's
                                principal    investment   advisory   and   money
                                management agency and oversees the investment of
                                more than $60 billion of retirement  funds.  Mr.
                                Seneff   received   his   degree   in   Business
                                Administration  from Florida State University in
                                1968.

     In the event that any nominee(s) should be unable to accept the office of director, which is not anticipated, it is intended that the persons named in the proxy will vote FOR the election of such other person in the place of such nominee(s) for the office of director as the Board of Directors may recommend. The affirmative votes of a majority of the shares of common stock present in person or represented by proxy and entitled to vote is required for the election of directors.

     A majority of the Company's directors are required to be independent, as that term is defined in the Company's Amended and Restated Articles of Incorporation (the "Articles"). Messrs. Dunbar, Moses and Smick are independent directors.

Compensation of Directors

     During the year ended December 31, 2000, each independent director earned approximately $6,000 for serving on the Board of Directors. Each independent director also received $750 per Board meeting attended ($375 for each telephonic meeting in which the director participated), including committee meetings. During the year ended December 31, 2000, the Company held four Board of Directors' meetings, two audit committee meetings, two telephonic meetings and one telephonic committee meeting. The chairman of the audit committee also received fees of $750 per meeting attended with the Company's independent accountants ($375 for each telephonic meeting in which such chairman participated.) The Company has not, and in the future will not, pay any compensation to the directors of the Company who also serve as officers and directors of the Advisor.

     The Board of Directors met four times during the year ended December 31, 2000, and the average attendance by directors at Board meetings was approximately 95 percent. Each member of the Board of Directors as it was constituted during 2000 attended at least 75 percent of the total meetings of the Board and of any committee on which he served.

Committees of the Board of Directors

     The Company has a standing Audit Committee, the members of which are selected by the Board of Directors each year. The Audit Committee makes recommendations to the Board of Directors as to the independent accountants of the Company and reviews with such accounting firm the scope of the audit and the results of the audit upon its completion. During 2000, the Audit Committee was composed of Messrs. Dunbar, Moses and Smick. For the year ended December 31, 2000, each of Messrs. Dunbar, Moses and Smick met the definition of "independent" under Sections 303.01(B)(2)(a) and (3) of the New York Stock Exchange listing standards. The Audit Committee met twice during the year ended December 31, 2000. The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is included in this Proxy Statement as an appendix.

     At such time, if any, as the Company's shares of Common Stock are listed on a national securities exchange or over-the-counter market, the Company will form a compensation committee, the members of which will be selected by the full Board of Directors each year. Currently, the Company does not have a compensation committee.

Executive Officers

     The executive officers of the Company are as follows:

     Name                         Age    Position
     ----                         ---    --------
     James M. Seneff, Jr.         54     Chief Executive Officer and Chairman
                                            of the Board
     Robert A. Bourne             53     President
     Phillip M. Anderson, Jr.     41     Chief Operating Officer and Executive
                                            Vice President
     Thomas J. Hutchison III      59     Executive Vice President
     Lynn E. Rose                 52     Secretary and Treasurer

         Phillip M. Anderson, Jr. Chief Operating Officer and Executive Vice President. Mr. Anderson joined CNL Retirement Corp. (formerly CNL Health Care Corp.) in January 1999 and is responsible for the planning and implementation of CNL's interest in health care industry investments, including acquisitions, development, project analysis and due diligence. He currently serves as the Chief Operating Officer of both CNL Retirement Corp., the Company's Advisor, and of CNL Retirement Development, Corp. (formerly CNL Health Care Development, Corp.). From 1987 through 1998, Mr. Anderson was employed by Classic Residence by Hyatt. Classic Residence by Hyatt ("Classic") is affiliated with Hyatt Hotels and Chicago's Pritzker family. Classic acquires, develops, owns and operates seniors' housing, assisted living, skilled nursing and Alzheimer's facilities throughout the United States. Mr. Anderson's responsibilities grew from overseeing construction of Classic's first properties to acquiring and developing new properties. After assuming responsibility for acquisitions, Mr. Anderson doubled the number of senior living apartments/beds ("units") in the portfolio by adding over 1,200 units. In addition, the development of an additional 1,000 units of seniors' housing commenced under Mr. Anderson's direction. Mr. Anderson also served on Classic's Executive Committee charged with the responsibility of monitoring performance of existing properties and development projects. Mr. Anderson has been a member of the American Senior Housing Association since 1994 and currently serves on the executive board and insurance committee. He graduated from the Georgia Institute of Technology in 1982, where he received a B.S. in Civil Engineering, with honors.

         Thomas J. Hutchison III. Executive Vice President. Mr. Hutchison serves as President and Chief Operating Officer of CNL Real Estate Services, Inc., which is the parent company of the Advisor. He is also the President and Chief Operating Officer of CNL Realty & Development Corp. Mr. Hutchison joined CNL in January 2000 with more than 30 years of senior management and consulting experience in the real estate development and services industries. He currently serves on the board of directors of Restore Orlando, a nonprofit community volunteer organization. Prior to joining CNL, Mr. Hutchison was president and owner of numerous real estate services and development companies. From 1995 to 2000, he was chairman and chief executive officer of Atlantic Realty Services, Inc. and TJH Development Corporation. Since 1990, he has fulfilled a number of long-term consulting assignments for large corporations, including managing a number of large international joint ventures. From 1990 to 1991, Mr. Hutchison was the court-appointed president and chief executive officer of General Development Corporation, a real estate community development company, where he assumed the day-to-day management of the $2.6 billion NYSE-listed company entering re-organization. From 1986 to 1990, he was the chairman and chief executive officer of a number of real estate-related companies engaged in the master planning and land acquisition of forty residential, industrial and office development projects. From 1978 to 1986, Mr. Hutchison was the president and chief executive officer of Murdock Development Corporation and Murdock Investment Corporation, as well as Murdock's nine service divisions. In this capacity, he managed an average of $350 million of new development per year for over nine years. Additionally, he expanded the commercial real estate activities to a national basis, and established both a new extended care division and a hotel division that grew to 14 properties. Mr. Hutchison was educated at Purdue University and the University of Maryland Business School.

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

         The backgrounds of Messrs. Seneff and Bourne are described at "PROPOSAL
I: ELECTION OF DIRECTORS." AUDIT COMMITTEE REPORT

     The information contained in this report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission (the "Commission"), nor shall such information be incorporated by reference into any previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, expect to the extent that the Company incorporates it by specific reference.

     Review and Discussions with Management. The Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2000 with the management of the Company.

     Review and Discussions with Independent Auditors. The Audit Committee has discussed with PricewaterhouseCoopers LLP, the Company's independent accountants, the matters required to be disclosed by SAS 61 (Codification of Statements on Accounting Standards) which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

     The Audit Committee has also received written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (which relates to the accountant's independence from the Company and its related entities) and has discussed with PricewaterhouseCoopers LLP their independence from the Company.

     Conclusion. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company's audited financial statements be included in the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2000 for filing with the Commission.

                                                           Audit Committee

                                                           David W. Dunbar
                                                           Edward A. Moses
                                                           Timothy S. Smick


                             EXECUTIVE COMPENSATION

Annual Compensation

     No annual or long-term compensation was paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the period December 22, 1997 (date of inception) through December 31, 1997 or during the years ended December 31, 1998, 1999 and 2000. In addition, no executive officer of the Company received an annual salary or bonus from the Company during the year ended December 31, 2000, 1999 and 1998. The Company's executive officers also are employees and executive officers of the Advisor or its affiliates and receive compensation from CNL Financial Group, Inc. or its affiliates in part for services in such capacities. See "Certain Transactions" for a description of the fees payable and expenses reimbursed to the Advisor and its affiliates.

                               SECURITY OWNERSHIP

     The following table sets forth, as of March 1, 2001, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than five percent of the Company's common stock, by each director and nominee, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors.


      Name and Address                       Number of Shares        Percent
     of Beneficial Owner                    Beneficially Owned      of Shares
     -------------------                    ------------------      ---------

     James M. Seneff, Jr.                         20,000  (1)          1.5%

     Robert A. Bourne                                 --               --

     David W. Dunbar                                  --               --

     Timothy S. Smick                                 --               --

     Edward A. Moses                                  --               --

     Phillip M. Anderson, Jr.                      1,075               (2)
                                                   -----

     All directors and executive officers
         as a group (8 persons)                   21,075               1.6%
                                                  ======


(1) Includes 20,000 shares held by the Advisor of which Mr. Seneff is director. Mr. Seneff and his wife share beneficial ownership of the Advisor through their ownership of CNL Financial Group, Inc. The Advisor is a wholly owned subsidiary of CNL Financial Group, Inc.

(2)   Less than one percent.

                              CERTAIN TRANSACTIONS

     All of the executive officers of the Company are executive officers of the Advisor, a wholly owned subsidiary of CNL Financial Group, Inc., of which Messrs. Seneff and Bourne are executive officers and directors and whose shares are beneficially owned by Mr. Seneff and his wife. In addition, Messrs. Seneff and Bourne and Ms. Rose are executive officers of CNL Securities Corp., the managing dealer of the Company's offering of shares of common stock, and a wholly owned subsidiary of CNL Financial Group, Inc. Messrs. Seneff and Bourne are directors of the Company, the Advisor and CNL Securities Corp., and Ms. Rose is a director of the Advisor. Administration of the day-to-day operations of the Company is provided by the Advisor, pursuant to the terms of an advisory agreement. The Advisor also serves as the Company's consultant in connection with policy decisions to be made by the Company's Board of Directors, manages the Company's properties and renders such other services as the Board of Directors deems appropriate. The Advisor also bears the expense of providing the executive personnel and office space to the Company. The Advisor is at all times subject to the supervision of the Board of Directors of the Company and has only such functions and authority as the Company may delegate to it as the Company's agent.

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

     The Advisor is entitled to receive acquisition fees for services in identifying properties and structuring the terms of the leases of properties and mortgage loans equal to 4.5 percent of gross proceeds of the Company's offering, loan proceeds from permanent financing and amounts outstanding on the Company's line of credit, if any, at the time of listing of the Company's stock on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance secured equipment leases. For the year ended December 31, 2000, the Company incurred $292,108 of such fees.

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

     The Company has and will continue to incur certain costs in connection with the public offering of its common stock, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the offering. Certain preliminary costs incurred prior to raising capital have been and will be advanced by an affiliate of the Company. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed 3.0 percent of the gross offering proceeds received from the sale of shares of the Company. For the year ended December 31, 2000, the Company incurred $387,705 for such costs.

     The Company agreed to issue and sell soliciting dealer warrants ("Soliciting Dealer Warrants") to CNL Securities Corp. in connection with its initial offering of shares of common stock (the "Initial Offering"). The price for each warrant was $0.0008 and one warrant was issued for every 25 shares sold by the managing dealer in the Initial Offering, except when prohibited by federal or state securities laws. All or a portion of the Soliciting Dealer Warrants may be reallowed to soliciting dealers with prior written approval from, and in the sole discretion of the managing dealer, except where prohibited by either federal or state securities laws. The holder of a Soliciting Dealer Warrant is entitled to purchase one share of common stock from the Company at a price of $12.00 during the five year period commencing September 18, 1998. No Soliciting Dealer Warrants, however, are exercisable until one year from the date of issuance. During the year ended December 31, 2000, the Company issued 35,776 Soliciting Dealer Warrants.

         CNL Securities Corp. will also receive, in connection with its current offering of shares of common stock (the "2000 Offering"), a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed in the amount of
0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of December 31, 2000, no such fees had been incurred.

     The Company incurs operating expenses which, in general, are those expenses relating to the administration of the Company on an ongoing basis. Pursuant to an advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the four quarters ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886 (the "June 2000 Reimbursement"); therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. During the Expense Years ended September 30, 2000 and December 31, 2000, the Company's operating expenses, net of the June 2000 Reimbursement, did not exceed the Expense Cap.

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

Audit Fees

     During the year ended December 31, 2000, the Company incurred audit fees of $9,000 payable to PricewaterhouseCoopers LLP. These fees include audit services and quarterly reviews of financial statements on Form 10-Q.

Financial Information Systems Design and Implementation

     There were no professional services rendered by PricewaterhouseCoopers LLP during the year ended December 31, 2000 relating to financial information systems design and implementation.

All Other Fees

     PricewaterhouseCoopers LLP has also been engaged by the Company to perform tax compliance services, services related to Securities and Exchange Commission reporting and professional services related to the acquisition of properties. The Company incurred a total of $8,362 of such fees during the year ended December 31, 2000.

     The Audit Committee of the Board of Directors has considered whether the provision of the services described under the caption "All Other Fees" is consistent with maintaining the independence of PricewaterhouseCoopers LLP.

                                  OTHER MATTERS

     The Board of Directors does not know of any matters to be presented at the annual meeting other than those stated above. If any other business should come before the annual meeting, the person(s) named in the enclosed proxy will vote thereon as he or they determine to be in the best interests of the Company.

                        PROPOSALS FOR NEXT ANNUAL MEETING

     Any stockholder proposal to be considered for inclusion in the Company's proxy statement and form of proxy for the annual meeting of stockholders to be held in 2002 must be received at the Company's office at 450 South Orange Avenue, Orlando, Florida 32801, no later than November 30, 2001.

     Notwithstanding the aforementioned deadline, under the Company's Bylaws, a stockholder must follow certain other procedures to nominate persons for election as directors or to propose other business to be considered at an annual meeting of stockholders. These procedures provide that stockholders desiring to make nominations for directors and/or to bring a proper subject before a meeting must do so by notice timely received by the Secretary of the Company. With respect to proposals for the 2002 annual meeting, the Secretary of the Company must receive notice of any such proposal no earlier than February 28, 2002, and no later than March 30, 2002.

                                  ANNUAL REPORT

     A copy of the Company's Annual Report to Stockholders for the year ended December 31, 2000, accompanies this proxy statement.

                                          By Order of the Board of Directors,

                                          /s/ Lynn E. Rose
                                          -----------------------------------
                                          Lynn E. Rose
                                          Secretary

March 30, 2001
Orlando, Florida

                                    APPENDIX

                         CNL Retirement Properties, Inc.
                             Audit Committee Charter

I.  PURPOSE
-----------

     The primary function of the Audit Committee is to assist the Board of Directors of CNL Retirement Properties, Inc. (the "Company") in fulfilling its oversight responsibilities. The Audit Committee will review the financial reporting process, the system of internal controls, the audit process, and the Company's process for monitoring compliance with laws and regulations. In performing its duties, the Audit Committee will maintain effective working relationships with the Board of Directors, management and the independent accountants. To effectively perform his or her role, each Committee member will obtain an understanding of the responsibilities of Committee membership as well as the Company's business, operations, and risks.

II.  COMPOSITION
----------------

         The Audit Committee shall be comprised of three or more directors as determined by the Company's Board of Directors. Each member of the Audit Committee shall be an independent director and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee. Each Committee member shall have a working familiarity with basic finance and accounting practices, as interpreted by the Board of Directors in its business judgment. In addition, at least one member of the Committee shall have accounting or related financial management expertise, as interpreted by the Board of Directors in its business judgment.

         The Board of Directors shall elect the members of the Committee annually. Unless a Chair is elected by the full Board, the members of the Committee may designate a Chair by majority vote of the full Committee membership.

III.  MEETINGS
--------------

         The Committee shall meet annually, or more frequently as circumstances dictate.

         A majority of the members of the Committee shall constitute a quorum for the transaction of business and the action of a majority of those present at a meeting at which a quorum is present shall be action of the Committee. Any action required or permitted to be taken at a meeting of the Committee may be taken without a meeting, if a unanimous written consent, which sets forth the action to be taken, is signed by each member of the Committee and filed with the minutes of the proceedings of the Committee. The members of the Committee may conduct any meeting thereof by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by such means shall constitute presence in person at the meeting.

         In order to foster open communications, the Committee shall consider meeting at least annually with management and the independent accountants in separate sessions to discuss any matters that these groups believe should be discussed privately.

IV.  RESPONSIBILITIES AND DUTIES
--------------------------------

 To fulfill its responsibilities and duties, the Audit Committee shall perform the following:

         A. Documents/Reports Review Activities:

         1. Review this Charter as conditions dictate, but no less than annually. Recommend any proposed changes to the Charter to the Board of Directors.
         2. Review with management and the independent accountants the Company's annual financial statements, including the Form 10-K, annual report to stockholders and proxy statement.
         3. Review with management and the independent accountants the Company's Form 10-Q quarterly. The Chair of the Committee may represent the entire Committee for purposes of this review.

         B. Activities Concerning Independent Accountants:

         1.    Recommend  to  the  Board  of  Directors  the  selection  of  the independent accountants, considering independence and effectiveness.
         2. On an annual basis, review and discuss with the independent accountants all significant relationships the accountants have with the Company to determine the accountant's independence and ensure receipt of a formal written statement delineating all such relationships and confirming the independent accountants' view that they are independent of the Company.
         3. Approve any proposed discharge of the independent accountants when circumstances warrant.
         4. Periodically consult with the independent accountants out of the presence of management about internal controls and the fullness and accuracy of the Company's financial statements.

         C. Financial Reporting Processes Activities:

         1.    In  consultation  with the  independent  accountants,  review the integrity of the Company's financial reporting processes.
         2.    Consider the independent accountants' judgments about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.
         3. Consider and approve, if appropriate, major changes to the Company's auditing and accounting principles and practices as suggested by the independent accountants or management.

         D. Process Improvement Activities:

         1. Establish regular systems of reporting to the Committee by management and the independent accountants any significant judgements made in management's preparation of the financial statements and the view of each as to the appropriateness of such judgements.
         2. Following completion of the annual audit, review with the independent accountants and management any significant difficulties encountered during the course of the audit, including restrictions on the scope of work or access to required information.
         3. Review any significant disagreements among management and the independent accountants in connection with the preparation of the financial statements.
         4. Review with the independent accountants and management the extent to which changes or improvements in financial or accounting practices, as approved by the Committee, have been implemented.

         E. Other Activities:

         1. Perform any other activities consistent with this Charter, the Company's Bylaws and governing law, as the Committee or Board of Directors deems necessary or appropriate.
         2. Periodically update the Board of Directors about Committee activities and make appropriate recommendations.

                         CNL RETIREMENT PROPERTIES, INC.
                         Annual Meeting of Stockholders
                           CNL Center at City Commons
                             450 South Orange Avenue
                                Orlando, Florida
                           May 29, 2001 at 10:00 a.m.

                               **Voting Options**
                       YOU MAY VOTE BY TOLL-FREE TELEPHONE

                 (OR COMPLETE THE PROXY CARD BELOW AND RETURN IT
                       BY MAIL IN THE ENCLOSED ENVELOPE)

If voting by proxy, you may vote either by mail or by telephone. Your telephone vote authorizes the named proxies to vote your shares in the same manner as if you marked, signed, and returned your proxy card by mail. To vote by telephone, please read the accompanying proxy statement and then follow these steps.

                               YOUR CONTROL NUMBER
                      ------------------------------------
                      |                                  |
                      |                                  |
                      ------------------------------------


TO VOTE BY PHONE:
                CALL  TOLL FREE  (866)  227-8683
                ANY   TIME   ON   A   TOUCH-TONE
                TELEPHONE. THERE IS NO CHARGE TO
                YOU FOR THE  CALL.  PLEASE  HAVE
                THIS  FORM  AVAILABLE  WHEN  YOU
                CALL THE TOLL-FREE NUMBER.

                Enter the 7-digit control number located above, FOLLOWED BY THE # SIGN

                Option #1:    To vote as the Board of Directors recommends on
                              All proposals:  Press 1

                              When asked, please confirm your vote by pressing 1

                Option # 2:   If you choose to vote on each proposal separately:
                              Press 2 and follow the recorded instructions


        If you vote by telephone, please DO NOT mail back the proxy card.

                              THANK YOU FOR VOTING!


                   FOLD AND DETACH HERE AND READ REVERSE SIDE
--------------------------------------------------------------------------------
P R O X Y

     The undersigned hereby appoints James M. Seneff, Jr. and Robert A. Bourne, and each of them, as proxies, with full power of substitution in each, to vote all shares of common stock of CNL Retirement Properties, Inc. (the "Company") which the undersigned is entitled to vote, at the Annual Meeting of Stockholders of the Company to be held on May 29, 2001, at 10:00 a.m., local time, and any adjournment thereof, on all matters set forth in the Notice of Annual Meeting and Proxy Statement, dated March 30, 2001, a copy of which has been received by the undersigned, as follows:

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE FOLLOWING ITEMS:

1.   Election of Five Directors
     Nominees:    |_| FOR ALL   |_| WITHHELD FOR ALL
                  |_| FOR ALL NOMINEES, EXCEPT VOTE WITHHELD FOR:

         Robert A. Bourne                     (Write that nominee's name below)
         David W. Dunbar
         Edward A. Moses                      ---------------------------------
         Timothy S. Smick
         James M. Seneff, Jr.


In their discretion, the proxies are authorized to act upon such other business as may properly come before the meeting.


           THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS


IF YOU SIGN, DATE AND MAIL YOUR PROXY WITHOUT INDICATING HOW YOU WANT TO VOTE, YOUR PROXY WILL BE COUNTED AS VOTE "FOR" THE MATTERS STATED. IF YOU FAIL TO RETURN YOUR PROXY, YOUR PROXY WILL NOT BE COUNTED. EACH STOCKHOLDER IS URGED TO SUBMIT A SIGNED AND DATED PROXY.


                                           Dated:______________________, 2001





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

Please Vote!


3        Read the Enclosed Materials...
         Enclosed is the following information for the CNL Retirement Properties, Inc. Annual Meeting of Stockholders:
                  2000 Annual Report
                  Proxy Statement that discusses the proposals being voted Proxy Card

3        Complete the Proxy Card...
         Please review and vote on all proposals listed on the proxy card. Simply cast your vote, sign and detach the proxy card and return it in the postage-paid envelope provided. Please note, all parties must sign. ...Or Vote by Telephone...
         For your convenience, you may grant your proxy by telephone. Please refer to the proxy card for telephonic voting instructions. If you vote by telephone, please DO NOT mail back the proxy card.

3        For Assistance...
         If you have any questions or need assistance completing your proxy card, please call Investor Relations toll free at 1-866-650-0650.

3        Please Vote Today!
         Re-soliciting stockholders adds unnecessary costs to CNL Retirement Properties, Inc. Help us minimize operational expenses. We encourage you to cast your vote promptly so we can avoid the time and expense of re-soliciting your vote.

3        Thank you,
         We appreciate your participation and your support. Again, please be sure to vote on all the proposals. Your vote is important!



                  Retirement Properties, Inc.
                  CNL Center at City Commons
                  P.O. Box 4920
                  Orlando, FL  32802-4920
                  tel (407) 650-1000  (866) 650-0650

The date of the CNL Retirement Properties, Inc. annual stockholder meeting is quickly approaching and we need your help!

You should have received your CNL Retirement Properties, Inc. annual report, proxy statement and proxy card. Please take a few minutes to vote. Please sign, date and return the proxy card. Please note: ALL parties much sign the proxy card in order for it to be valid.

Or for your convenience, you may grant your proxy by telephone. Please refer to the proxy card for telephonic instructions. If you vote by telephone, please DO NOT return the proxy card.

If you have already cast your vote, thank you for your prompt attention to this matter. We appreciate your participation!

It is important that your shares are represented.

Please Vote.  Every vote counts!  Thank you!



The date of the CNL Retirement Properties, Inc. annual stockholder meeting is quickly approaching and we need your help!

You should have received your CNL Retirement Properties, Inc. annual report, proxy statement and proxy card. Please take a few minutes to vote. Please sign, date and return the proxy card. Please note: ALL parties much sign the proxy card in order for it to be valid.

Or for your convenience, you may grant your proxy by telephone. Please refer to the proxy card for telephonic instructions. If you vote by telephone, please DO NOT return the proxy card.

If you have already cast your vote, thank you for your prompt attention to this matter. We appreciate your participation!

It is important that your shares are represented.

Please Vote.  Every vote counts!  Thank you!



The date of the CNL Retirement Properties, Inc. annual stockholder meeting is quickly approaching and we need your help!

You should have received your CNL Retirement Properties, Inc. annual report, proxy statement and proxy card. Please take a few minutes to vote. Please sign, date and return the proxy card. Please note: ALL parties much sign the proxy card in order for it to be valid.

Or for your convenience, you may grant your proxy by telephone. Please refer to the proxy card for telephonic instructions. If you vote by telephone, please DO NOT return the proxy card.

If you have already cast your vote, thank you for your prompt attention to this matter. We appreciate your participation!

It is important that your shares are represented.

Please Vote.  Every vote counts!  Thank you!

Your Vote is Important!


         Retirement Properties, Inc.           Please take a minute to review
                                               and vote on the proposals listed
         CNL Center at City Commons            on the proxy card.
         P.O. Box 4920
         Orlando, FL  32802-4920
         tel (407) 650-1000  (866) 650-0650





Your Vote is Important!


         Retirement Properties, Inc.           Please take a minute to review
                                               and vote on the proposals listed
         CNL Center at City Commons            on the proxy card.
         P.O. Box 4920
         Orlando, FL  32802-4920
         tel (407) 650-1000  (866) 650-0650





Your Vote is Important!


         Retirement Properties, Inc.           Please take a minute to review
                                               and vote on the proposals listed
         CNL Center at City Commons            on the proxy card.
         P.O. Box 4920
         Orlando, FL  32802-4920
         tel (407) 650-1000  (866) 650-0650