Form 10-Q
period 2001-03-31
CNL RETIREMENT PROPERTIES INC
filed 2001-05-15
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001
                                       ---------------------------

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ---------------------

                             Commission file number
                                    000-32607
                         ------------------------------

                         CNL Retirement Properties, Inc.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                               59-3491443
 ------------------------------------------     --------------------------------
         (State of other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)

         450 South Orange Avenue
             Orlando, Florida                            32801
----------------------------------------   -------------------------------------
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number
      (including area code)                          (407) 650-1000
                                           -------------------------------------

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

1,434,272 shares of common stock, $.01 par value, outstanding as of May 9, 2001.

                                    CONTENTS





Part I                                                                    Page
                                                                          ----

  Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets                            1

          Condensed Consolidated Statements of Operations                  2

          Condensed Consolidated Statements of Stockholders' Equity        3

          Condensed Consolidated Statements of Cash Flows                  4

          Notes to Condensed Consolidated Financial Statements             5-10

  Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   11-16

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk     17


Part II

  Other Information                                                        18-19

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,         December 31,
                                                                     2001               2000
                                                                 -----------        ------------

                                ASSETS

Land, building and equipment on operating lease,
   less accumulated depreciation of $411,895 and $303,184,
   respectively                                                  $14,309,197        $14,417,908
Cash                                                                 203,773            177,884
Restricted cash                                                       22,545             17,312
Receivables                                                            5,208              2,472
Loan costs, less accumulated amortization of $10,594 and
   $7,798, respectively                                               45,323             48,119
Accrued rental income                                                 28,501             21,128
Other assets                                                          15,364              3,737
                                                                 -----------        -----------

                                                                 $14,629,911        $14,688,560
                                                                 ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Line of credit                                                $ 2,340,000        $ 3,795,000
   Due to related parties                                          1,102,073          1,117,799
   Accounts payable and accrued expenses                               8,442              5,864
   Interest payable                                                    7,845             11,045
   Security deposit                                                  553,956            553,956
   Rent paid in advance                                               79,248              1,348
                                                                 -----------        -----------
          Total liabilities                                        4,091,564          5,485,012
                                                                 -----------        -----------

Stockholders' equity:
   Preferred stock, without par value.
     Authorized and unissued 3,000,000 shares                            __                  __
   Excess shares, $.01 par value per share.
     Authorized and unissued 103,000,000 shares                          __                  __
   Common stock, $.01 par value per share.
     Authorized 100,000,000 shares, issued 1,362,720 and
     1,189,156 shares, respectively, outstanding 1,358,836
     and 1,185,840 shares, respectively                              13,588             11,858
   Capital in excess of par value                                 11,033,392          9,547,784
   Accumulated distributions in excess of net earnings              (508,633)          (356,094)
                                                                  ----------        -----------
          Total stockholders' equity                              10,538,347          9,203,548
                                                                  ----------        -----------

                                                                 $14,629,911        $14,688,560
                                                                 ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Quarter
                                                            Ended March 31,
                                                         2001            2000
                                                       --------       ----------

Revenues:
  Rental income from operating lease                 $  344,940       $      --
  FF&E reserve income                                     7,858              --
  Interest and other income                               3,564          72,962
                                                    -----------       ---------
                                                        356,362          72,962
                                                    -----------       ---------

Expenses:
  Interest                                               66,738              --
  General operating and administrative                   89,996          98,140
  Asset management fees to related party                 20,773              --
  Depreciation and amortization                         111,507              --
                                                    -----------        --------
                                                        289,014          98,140
                                                    -----------        --------

Net Earnings (Loss)                                 $    67,348       $ (25,178)
                                                    ===========        ========


Net Earnings (Loss) Per Share of Common
  Stock (Basic and Diluted)                         $     0.05        $   (0.04)
                                                    ==========        =========

Weighted Average Number of Shares of
  Common Stock Outstanding (Basic and Diluted)       1,283,363          601,758
                                                    ==========        =========

     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          Quarter Ended March 31, 2001 and Year Ended December 31, 2000

                                                           Common stock
                                                 -------------------------------
                                                                                             Accumulated
                                                                           Capital in        distributions
                                                  Number         Par       Excess of         in excess of
                                                of shares       value      par value         net earnings         Total
                                                ---------      -------     -----------      ---------------    -----------


Balance at December 31, 1999                      540,028      $ 5,400     $ 3,365,531      $   (78,794)       $ 3,292,137

Subscriptions received for common
 stock through public offering
 and distribution reinvestment plan               625,628        6,256       6,250,054               --          6,256,310

Subscriptions released from escrow                 23,500          235         234,765               --            235,000

Retirement of common stock                         (3,316)         (33)        (30,475)              --            (30,508)

Stock issuance costs                                   --           --      (1,027,216)              --         (1,027,216)

Adjustment to previously accrued stock
 issuance costs                                        --           --         755,125               --            755,125

Net earnings                                           --           --              --          224,778            224,778

Distributions declared and paid
 ($.5785 per share)                                    --           --              --         (502,078)          (502,078)
                                                ---------     --------      ----------     -------------       -----------

Balance at December 31, 2000                    1,185,840       11,858       9,547,784         (356,094)         9,203,548

Subscriptions received for common
 stock through public offering and
 distribution reinvestment plan                   173,564        1,736       1,733,902               --          1,735,638

Retirement of common stock                           (568)          (6)         (5,220)              --             (5,226)

Stock issuance costs                                   --           --        (243,074)              --           (243,074)

Net earnings                                           --           --              --           67,348             67,348

Distributions declared and paid
 ($.1749 per share)                                    --           --              --         (219,887)          (219,887)
                                               ---------      --------     -----------     ------------        -----------

Balance at March 31, 2001                      1,358,836       $13,588     $11,033,392     $   (508,633)       $10,538,347
                                               =========      ========     ===========     ============        ===========


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Quarter Ended
                                                                             March 31,
                                                                         2001          2000
                                                                     ----------     ----------
Increase (Decrease) in Cash and Cash Equivalents:

   Net Cash Provided by Operating Activities                         $  235,380     $   10,409
                                                                     ----------     ----------
   Net Cash Used in Investing Activities:
     Payment of acquisition costs                                       (77,477)            --
     Increase in restricted cash                                         (5,233)            --
                                                                     ----------     ----------
          Net cash used in investing activities                         (82,710)            --
                                                                     ----------     ----------

   Net Cash Provided by (Used in) Financing Activities:
       Reimbursement of offering and acquisition costs paid
         by related parties on behalf of the Company                    (17,325)            --
       Repayment of borrowings on line of credit                     (1,455,000)            --
       Subscriptions received from stockholders                       1,735,638      1,185,887
       Distributions to stockholders                                   (219,887)       (43,593)
       Payment of stock issuance costs                                 (170,207)       (84,032)
                                                                     ----------     ----------
         Net cash provided by (used in) financing
          activities                                                   (126,781)     1,058,262
                                                                     ----------     ----------

Net Increase in Cash and Cash Equivalents                                25,889      1,068,671

Cash and Cash Equivalents at Beginning of Quarter                       177,884      4,744,222
                                                                     ----------     ----------
Cash and Cash Equivalents at End of Quarter                          $  203,773     $5,812,893
                                                                     ==========     ==========


Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

     Amounts incurred by the Company and paid by
       related parties on behalf of the Company and
       its subsidiaries were as follows:
          Acquisition costs                                          $  12,203      $   22,283
          Stock issuance costs                                          69,640          18,641
                                                                     ---------      ----------
                                                                     $  81,843      $   40,924
                                                                     =========      ==========




     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2001 and 2000

1.     Organization and Nature of Business:

       CNL Retirement Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which was organized pursuant to the laws of the state of Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. The term "Company"
       includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp. and CNL Retirement LP Corp.

       The Company intends to use the proceeds from its public offerings after deducting offering expenses, primarily to acquire real estate properties ("Property" or "Properties") related to seniors' housing and retirement facilities located across the United States. The Properties may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing ("Mortgage Loans") to operators in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to 10 percent of gross proceeds of the Company's offerings.

       The Company acquired its first Property, a Brighton Gardens(R) by Marriott(R), on April 20, 2000. The Property is located in Orland Park, Illinois. In connection with the purchase of the Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

2.     Basis of Presentation:

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending
       December 31, 2001. Amounts included in the financial statements as of December 31, 2000, have been derived from audited financial statements as of that date.

       These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2000.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2001 and 2000

2.     Basis of Presentation - Continued:

       The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries, CNL Retirement GP Corp. and CNL Retirement LP Corp., as well as the accounts of CNL Retirement Partners, LP. All significant intercompany balances and transactions have been eliminated.

       The Company follows Staff Accounting Bulletin No. 101 ("SAB 101") which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Company to defer recognition of certain percentage rental income until certain thresholds are met.

3.     Public Offerings:

       On September 18, 2000, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "Initial Offering"), which included 500,000 shares ($5,000,000) available only to stockholders who elected to participate in the Company's distribution reinvestment plan. In addition, the Company registered up to 600,000 shares issuable upon the exercise of warrants granted to the managing dealer of the Initial Offering as Shares were sold. In connection with the Initial Offering, the Company received subscription proceeds of $9,718,974 (971,898 shares), including $50,463 (5,046 shares) through the distribution reinvestment plan and issued approximately 35,776 warrants to the managing dealer of the Initial Offering (see Note 7).

       Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 additional shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the distribution reinvestment plan. The price per share and other terms of the 2000 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for the selling commissions and expenses in connection with the offering and (ii) to CNL Retirement Corp. (the "Advisor") for acquisition fees, are substantially the same as for the Company's Initial Offering. As of March 31, 2001, the Company had received total subscription proceeds from the Initial Offering, the 2000 Offering and the sale of warrants of $13,427,231 (1,342,720 shares), including $185,182 (18,518 shares) through the distribution reinvestment plan.

4.     Redemption of Shares:

       The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2001 and 2000

4.     Redemption of Shares - Continued:

       redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the quarter ended March 31, 2001, 568 shares of common stock were redeemed for $5,226 ($9.20 per share) and retired from shares outstanding of common stock.

5.     Stock Issuance Costs:

       The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. During the quarter ended March 31, 2001, the Company incurred $243,074 in organizational and offering costs, including $138,851 in commissions and marketing support and due diligence expense reimbursement fees (see Note 7). These amounts have been charged to stockholders' equity.

       Preliminary costs incurred prior to raising capital were advanced by the Advisor. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed 3 percent of the gross offering proceeds received from the sale of shares of the Company in connection with the offerings.

6.     Distributions:

       For the quarter ended March 31, 2001, approximately 60 percent of the distributions paid to stockholders were considered ordinary income and approximately 40 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2001, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2001, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2001.

7.     Related Party Arrangements:

       Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

       CNL Securities Corp. is entitled to receive commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the quarter ended March 31, 2001, the Company incurred $130,173 of such fees, of which $121,495 has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2001 and 2000

7.     Related Party Arrangements - Continued:

       In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 2001, the Company incurred $8,678 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

       CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed and every December 31 thereafter until the Company's shares are listed on a national securities exchange or over-the-counter market ("Listing"). The soliciting dealer servicing fee will be equal to 0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may pay all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of March 31, 2001, no such fees had been incurred.

       The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. The Advisor is also entitled to receive acquisition fees equal to
       4.5 percent of amounts outstanding on the line of credit, if any, at the time Listing occurs. During the quarter ended March 31, 2001, the Company incurred $76,356 of such fees. These fees are capitalized to land, building and equipment upon purchase of the assets.

       The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to an advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Year ended March 31, 2001, did not exceed the Expense Cap. The Expense Cap was not applicable for the Expense Year ended March 31, 2000.

       The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the quarter ended March 31, 2001, the Company incurred $20,773 of such fees.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2001 and 2000

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

                                                                         2001          2000
                                                                     -----------   -----------

           Stock issuance costs                                      $    34,583   $    27,103
           Land, building and equipment on operating lease
            and other assets                                                 217           945
           General operating and administrative expenses                  57,200        54,321
                                                                     -----------   -----------
                                                                     $    92,000   $    82,369
                                                                     ===========   ===========


       Amounts due to related parties consisted of the following at:

                                                                       March 31,   December 31,
                                                                         2001          2000
                                                                     -----------   ------------

           Due to the Advisor and its affiliates:
             Expenditures incurred for offering expenses on
               behalf of the Company                                  $1,040,379   $   982,100
             Accounting and administrative services                       22,042        32,964
             Acquisition fees and miscellaneous acquisition
               expenses                                                   31,719        96,526
                                                                      ----------   -----------
                                                                       1,094,140     1,111,590
                                                                      ----------   -----------

           Due to CNL Securities Corp.:
             Commissions                                                   7,434         5,819
             Marketing support and due diligence expense
               reimbursement fee                                             499           390
                                                                      ----------   -----------
                                                                           7,933         6,209
                                                                      ----------   -----------
                                                                      $1,102,073    $1,117,799
                                                                      ==========   ===========

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2001 and 2000


8.     Concentration of Credit Risk:

       All of the Company's rental income for the quarter ended March 31, 2001, was earned from one lessee, BG Orland Park, LLC, which operates the Property as a Brighton Gardens by Marriott.

       Although the Company intends to acquire additional Properties, including Properties located in various states and regions, and to carefully screen its tenants in order to reduce risks of default, failure of the lessee or the Marriott brand chain would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the Company's initial and continuing due diligence procedures.

       It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired in subsequent periods.

9.     Subsequent Events:

       During the period April 1, 2001 through May 9, 2001, the Company received subscription proceeds for an additional 75,436 shares ($754,359) of common stock. As of May 9, 2001, the Company had received total subscription proceeds of $14,381,561.

       On April 1, 2001 and May 1, 2001, the Company declared distributions totaling $79,220 and $82,421, respectively, or $0.0583 per share of common stock, payable in June 2001, to stockholders of record on April 1, 2001 and May 1, 2001, respectively.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are generally characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit, continued availability of proceeds from the Company's current offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                   The Company

     CNL Retirement Properties, Inc. is a Maryland corporation that was organized on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., organized in Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. The property currently owned, and assets acquired in the future are expected to be held, by CNL Retirement Partners, LP and, as a result, owned by CNL Retirement Properties, Inc. through the partnership. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp. and CNL Retirement LP Corp.

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

     As of March 31, 2001, the Company had received aggregate proceeds from its Initial Offering, the 2000 Offering, the sale of warrants and contributions from the Advisor of $13,627,231 (1,362,720 shares), including $185,182 (18,518 shares) through its reinvestment plan. As of March 31, 2001, the Company had received net offering proceeds of approximately $12,115,000 following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organization and offering expenses of approximately 3 percent. The Company has used approximately $5,800,000 of the net proceeds to invest in a Brighton Gardens by Marriott property in Orland Park, Illinois, (see "Property Acquisition" below). A majority of the remaining net proceeds have been used to repay advances under the line of credit (see "Line of Credit" below).

     During the period April 1 through May 9, 2001, the Company received additional net offering proceeds of approximately $754,359, a majority of which has been used to reduce the amount outstanding under the Company's line of credit. The Company expects to use any uninvested net proceeds and any additional net proceeds from the 2000 Offering to further reduce the amounts outstanding under the line of credit, to purchase additional properties and to invest in mortgage loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company currently has a revolving $25,000,000 initial line of credit. The Company also plans to obtain permanent financing in order to increase its investment capacity. The line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The aggregate amount of any permanent financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

Line of Credit

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

     The Company obtained an advance of $8,100,000 on the line of credit during the year ended December 31, 2000. As of March 31, 2001, the Company had repaid $5,760,000 of such amount and had an outstanding balance of $2,340,000. In connection with the line of credit, the Company incurred an origination fee, legal fees and closing costs of $55,917 that are being amortized on the straight-line method (which does not materially differ from the effective interest method) over five years. The proceeds from borrowing on the line of credit were used in connection with the purchase of the Company's property, described below.

Property Acquisition

     On April 20, 2000, the Company used offering proceeds of $5,748,900 and advances under its line of credit of $8,100,000 to acquire a private-pay assisted living community for a total cost of $13,848,900. The property is a Brighton Gardens by Marriott in Orland Park, Illinois. In connection with the purchase of the property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

Cash and Cash Equivalents

     Until properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal such as overnight repurchase agreements and money market funds. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located or to fund mortgage loans. At March 31, 2001, the Company had $203,773 invested in such short-term investments as compared to $177,884 at December 31, 2000. The increase in the amount invested in short-term investments primarily reflects proceeds received from the sale of shares and is offset by repayment of borrowings under the line of credit. The funds remaining at March 31, 2001, along with additional funds expected to be received from the sale of shares and amounts received from the tenant, will be used primarily to repay amounts outstanding on the line of credit, to purchase additional properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

     During the quarters ended March 31, 2001 and 2000, the Company generated cash from operations (which includes cash received from tenants and interest, less cash paid for operating expenses) of $235,380 and $10,409, respectively. The Company expects to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of properties, and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. The Company believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit. The Company expects to meet its other short-term liquidity requirements, including payment of offering expenses, property acquisitions and development, and investment in mortgage loans and secured equipment leases, with additional advances under its line of credit and proceeds from its current offering. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

     A reserve fund has been established in accordance with the lease agreement (the "FF&E Reserve"). The tenant deposits funds into the FF&E Reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. All funds in the FF&E Reserve, all interest earned on these funds and all property purchased with funds from the FF&E Reserve are and remain the property of the Company. In the event that the FF&E Reserve is not sufficient to maintain the property in good working condition and repair, the Company may make expenditures, in which case annual rent is increased. For the quarter ended March 31, 2001, revenue relating to the FF&E Reserve totaled $7,858. Due to the fact that the property is leased on a long-term, triple-net basis, meaning the tenant is required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in its discretion, it determines such reserves are required to meet the Company's working capital needs. Management believes that the Property is adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the property.

Distributions

     The Company declared and paid distributions to its stockholders totaling $219,887 and $43,593 during the quarters ended March 31, 2001 and 2000, respectively. On April 1 and May 1, 2001, the Company declared distributions to stockholders of record on April 1 and May 1, 2001, of $0.0583 per share of common stock. These distributions are payable in June 2001.

     For the quarter ended March 31, 2001, approximately 60 percent of the distributions received by stockholders were considered to be ordinary income and approximately 40 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Due to Related Parties

     During the quarters ended March 31, 2001 and 2000, affiliates incurred on behalf of the Company $69,640 and $18,641, respectively, for certain offering expenses, $12,203 and $22,283, respectively, for certain acquisition expenses and $34,077 and $40,821, respectively, for certain operating expenses. As of March 31, 2001 and December 31, 2000, the Company owed affiliates $1,102,073 and $1,117,799, respectively, for such amounts and unpaid fees and administrative expenses. The Advisor of the Company has agreed to pay all organizational and offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of 3 percent of gross offering proceeds.

     Pursuant to the advisory agreement, the Advisor is also required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the
"Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the Expense Year ended March 31, 2001, the Company's operating expenses did not exceed the Expense Cap. The Expense Cap was not applicable for the Expense Year ended March 31, 2000.

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


                              Results of Operations

Revenues

     As of March 31, 2001, the Company owned one property consisting of land, building and equipment, which is leased under a long-term, triple-net lease agreement. The property lease provides for minimum base rental payments of $103,867 that are generally payable every four weeks. The lease also provides that, after 24 months, the base rent required under the terms of the lease will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the property. The lease also requires the establishment of an FF&E Reserve. The FF&E Reserve is owned by the Company and amounts received by the Company in connection with the FF&E have been recognized as additional rent. For the quarter ended March 31, 2001, the Company earned $344,940 in rental income from the property. The Company also earned $7,858 in FF&E Reserve income during the quarter ended March 31, 2001. Because the Company has not yet acquired all of its properties, revenues for the quarter ended March 31, 2001, represent only a portion of revenues which the Company is expected to earn in future periods.

     During the quarters ended March 31, 2001 and 2000, the Company also earned $3,017 and $72,962, respectively, in interest income from investments in money market accounts. Interest income decreased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, due to the Company investing in its first property in April 2000 and using net offering proceeds to repay amounts outstanding on its line of credit. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in properties and mortgage loans. However, as net offering proceeds are used to repay amounts outstanding on the Company's line of credit, invest in properties and make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

Significant Tenant

     During the quarter ended March 31, 2001, the Company owned one property. The lessee, BG Orland Park, LLC, contributed 100 percent of the Company's total rental income. In addition, the property is operated as a Marriott brand chain. Although the Company intends to acquire additional properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this lessee or the Marriott brand chain would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the Company's initial and continuing due diligence procedures. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional properties are acquired and leased during subsequent periods.

Expenses

     Operating expenses were $289,014 and $98,140 for the quarters ended March 31, 2001 and 2000, respectively. Operating expenses for the quarter ended March 31, 2001, increased as a result of the Company incurring interest expense, asset management fees and depreciation and amortization expense related to the acquisition of its first property in April 2000, and the line of credit. The dollar amount of operating expenses is expected to increase as the Company acquires additional properties and invests in mortgage loans. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional properties and invests in mortgage loans.

Funds from Operations

     Management considers Funds from Operations (FFO), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect of depreciation on real estate assets on net earnings. (Net earnings determined in accordance with generally accepted accounting principles ("GAAP") includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the quarter ended March 31, 2001, net earnings included $7,373 of these amounts. No such amounts were included during the quarter ended March 31, 2000.) This information is presented to help shareholders to better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net earnings, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. The following is a reconciliation of net earnings to FFO:

                                                           Quarter
                                                       Ended March 31,
                                                     2001         2000
                                                   --------    ---------

     Net earnings                                  $ 67,348    $ (25,178)
       Adjustments:
          Depreciation of real estate assets        108,711           --
                                                   --------    ---------
     FFO                                           $176,059    $ (25,178)
                                                   ========    =========

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

     The interest rate on the first $9,700,000 drawn (the "Initial Draw") on the Company's line of credit will be 8.75% through April 1, 2002. The balance outstanding as of March 31, 2001, ($2,340,000) is part of the Initial Draw and, as such, has a fixed interest rate of 8.75 percent through April 1, 2002. The Company is subject to interest rate risk through advances greater than the Initial Draw and/or amounts outstanding on the Initial Draw as of April 1, 2002 on its variable rate line of credit. A change in interest rates may affect the estimated fair value of the outstanding balance under the Line of Credit as reflected on the Company's financial statements. As of March 31, 2001, the Company believed that the estimated fair value of amounts outstanding under the Line of Credit approximated the outstanding principal amount. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities and Use of Proceeds.  Inapplicable.
            -----------------------------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.  Inapplicable.
            ---------------------------------------------------

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

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

                      3.3     CNL  Health  Care  Properties,  Inc.  Articles  of
                              Amendment to Amended and Restated Articles of Incorporation dated June 27, 2000. (Included as
                              Exhibit 3.3 to the Registrant's June 30, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000, and incorporated herein by reference.)

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

                      4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                     10.1 Advisory Agreement, dated as of September 16, 2000, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.1 to the Registrant's 2000 Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2001, and incorporated herein by reference.)

                     10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert
                              A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, and Lynn E. Rose dated September 15, 1998, and Phillip M. Anderson, Jr. dated February 19, 1999. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

                     10.3 Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                     10.4 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as
                              Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

                     10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                     10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000. (Included as Exhibit 10.6 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

            (b) No reports on Form 8-K were filed during the period January 1, 2001, through March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 DATED this 9th day of May, 2001


                                        CNL RETIREMENT PROPERTIES, INC.

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