Form 10-Q
period 2001-06-30
CNL RETIREMENT PROPERTIES INC
filed 2001-08-06
CIK 1055264

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X)                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       June 30, 2001
                                      -----------------------

                                       OR

(   )                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                     ------------------    ------------------

                             Commission file number
                                    000-32607
                         ------------------------------

                         CNL Retirement Properties, Inc.
   ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                               59-3491443
   --------------------------------    ----------------------------------------
     (State of other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)              Identification No.)

                             450 South Orange Avenue
                                Orlando, Florida
                                      32801
   ----------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (407) 650-1000

   ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

1,724,573 shares of common stock, $.01 par value, outstanding as of August 1, 2001.

                                    CONTENTS





Part I                                                                          Page
                                                                                ----

   Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets                              1

             Condensed Consolidated Statements of Earnings                      2

             Condensed Consolidated Statements of Stockholders' Equity          3

             Condensed Consolidated Statements of Cash Flows                    4

             Notes to Condensed Consolidated Financial Statements               5-10

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     11-17

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk         18


Part II

   Other Information                                                            19-20


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,      December 31,
                                                                       2001            2000
                                                                   ------------    ------------

                                ASSETS

Land, building and equipment on operating lease, less
  accumulated depreciation of $520,792 and $303,184,
  respectively                                                     $ 14,204,187    $ 14,417,908
Cash                                                                    133,657         177,884
Restricted cash                                                          31,480          17,312
Receivables                                                               2,274           2,472
Loan costs, less accumulated amortization of $13,389 and
  $7,798, respectively                                                   42,528          48,119
Accrued rental income                                                    35,874          21,128
Other assets                                                            165,620           3,737
                                                                   ------------    ------------
                                                                   $ 14,615,620    $ 14,688,560
                                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Line of credit                                                   $    361,000    $  3,795,000
  Due to related parties                                              1,241,170       1,117,799
  Accounts payable and accrued expenses                                   7,950           5,864
  Interest payable                                                        2,252          11,045
  Security deposit                                                      553,956         553,956
  Rent paid in advance                                                   53,282           1,348
                                                                   ------------    ------------
        Total liabilities                                             2,219,610       5,485,012
                                                                   ------------    ------------

Stockholders' equity:
  Preferred stock, without par value.
   Authorized and unissued 3,000,000 shares                                  __              __
  Excess shares, $.01 par value per share.
   Authorized and unissued 103,000,000 shares                                __              __
  Common stock, $.01 par value per share.
   Authorized 100,000,000 shares, issued 1,596,528 and
   1,189,156 shares, respectively, outstanding 1,592,644
   and 1,185,840 shares, respectively                                    15,926          11,858
  Capital in excess of par value                                     12,924,694       9,547,784
  Accumulated distributions in excess of net earnings                  (544,610)       (356,094)
                                                                   ------------    ------------
         Total stockholders' equity                                  12,396,010       9,203,548
                                                                   ------------    ------------

                                                                   $ 14,615,620   $  14,688,560
                                                                   ============   =============


     See accompanying notes to condensed consolidated financial statements.


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Quarter                    Six Months
                                                     Ended June 30,               Ended June 30,
                                                  2001           2000          2001            2000
                                              ------------   -----------    -----------    ---------
Revenues:
  Rental income from operating lease           $   344,940   $   272,119     $  689,880    $ 272,119
  FF&E reserve income                                9,668         3,616         17,526        3,616
  Interest and other income                          1,728        19,887          5,292       92,849
                                               -----------   -----------    -----------    ---------
                                                   356,336       295,622        712,698      368,584
                                               -----------   -----------    -----------    ---------

Expenses:
  Interest                                        37,055         129,776        103,793      129,776
  General operating and administrative           119,885          95,473        209,881      193,613
  Asset management fees to related party          20,774          13,849         41,547       13,849
  Reimbursement of operating expenses
   from related party                           (145,015)       (213,886)      (145,015)    (213,886)
  Depreciation and amortization                  111,692          87,947        223,199       87,947
                                             -----------     -----------    -----------    ---------
                                                 144,391         113,159        433,405      211,299
                                             -----------     -----------    -----------    ---------
Net Earnings                                 $   211,945     $   182,463    $   279,293    $ 157,285
                                             ===========     ===========    ===========    =========
Net Earnings Per Share of Common Stock
  (Basic and Diluted)                        $      0.15     $      0.25    $      0.20    $    0.24
                                             ===========     ===========    ===========    =========

Weighted Average Number of Shares of
  Common Stock Outstanding (Basic and
  Diluted)                                    1,443,030          730,041      1,363,640      665,899
                                             ===========     ===========    ===========    =========




      See accompanying notes to condensed consolidated financial statements.


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

         Six Months Ended June 30, 2001 and Year Ended December 31, 2000

                                                          Common stock
                                                 ----------------------------
                                                                                                 Accumulated
                                                                                 Capital in     distributions
                                                     Number         Par          Excess of      in excess of
                                                   of shares       value         par value      net earnings       Total
                                                  -----------    ---------      -----------     -------------    -----------

  Balance at December 31, 1999                        540,028    $   5,400      $ 3,365,531     $     (78,794)   $ 3,292,137

  Subscriptions received for common
    stock through public offering
    and distribution reinvestment plan                625,628        6,256        6,250,054                --      6,256,310

  Subscriptions released from escrow                   23,500          235          234,765                --        235,000

  Retirement of common stock                           (3,316)         (33)         (30,475)               --        (30,508)

  Stock issuance costs                                     --           --       (1,027,216)               --     (1,027,216)

  Adjustment to previously accrued stock
    issuance costs                                         --           --          755,125                --        755,125

  Net earnings                                             --           --               --           224,778        224,778

  Distributions declared and paid
    ($.5785 per share)                                     --           --               --          (502,078)      (502,078)
                                                  -----------     --------      -----------     -------------    -----------

  Balance at December 31, 2000                      1,185,840       11,858        9,547,784          (356,094)     9,203,548

  Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan                    407,372        4,074        4,069,646               --       4,073,720

  Retirement of common stock                             (568)          (6)          (5,220)              --          (5,226)

  Stock issuance costs                                     --           --         (687,516)              --        (687,516)

  Net earnings                                             --           --               --          279,293         279,293

  Distributions declared and paid
    ($.3498 per share)                                     --           --               --         (467,809)       (467,809)
                                                  -----------    ---------      -----------      -----------    ------------
  Balance at June 30, 2001                          1,592,644    $  15,926      $12,924,694      $  (544,610)   $ 12,396,010
                                                  ===========    =========      ===========      ===========    ============



     See accompanying notes to condensed consolidated financial statements.


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                June 30,
                                                                         2001           2000
                                                                     -----------    ------------

Increases (Decreases) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                       $    385,659    $    657,668
                                                                    ------------    ------------

    Net Cash Provided by (Used in) Investing Activities:
       Additions to land, building and equipment on operating
        lease                                                             (3,887)    (13,848,900)
       Payment of acquisition costs                                     (168,774)       (366,078)
       Increase in restricted cash                                       (14,168)             --
                                                                    ------------    ------------
          Net cash used in investing activities                         (186,829)    (14,214,978)
                                                                    ------------    ------------

    Net Cash Provided by (Used in) Financing Activities:
       Reimbursement of offering and acquisition costs paid
        by related parties on behalf of the Company                      (81,251)       (223,302)
       Proceeds from line of credit                                           --       8,100,000
       Repayment of borrowings on line of credit                      (3,434,000)     (1,300,000)
       Payment of loan costs                                                  --         (55,917)
       Subscriptions received from stockholders                        4,073,720       3,321,262
       Distributions to stockholders                                    (467,809)       (152,525)
       Retirement of common stock                                         (5,226)             --
       Payment of stock issuance costs                                  (328,491)       (217,119)
                                                                    ------------    ------------
          Net cash provided by (used in) financing
           activities                                                   (243,057)      9,472,399
                                                                    ------------    ------------

Net Decrease in Cash and Cash Equivalents                                (44,227)     (4,084,911)

Cash and Cash Equivalents at Beginning of Period                         177,884       4,744,222
                                                                    ------------    ------------
Cash and Cash Equivalents at End of Period                          $    133,657    $    659,311
                                                                    ============    ============

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

      Amounts incurred by the Company and paid by
       related parties on behalf of the Company and
       its subsidiaries were as follows:
         Acquisition costs                                          $     66,367    $    56,129
            Stock issuance costs                                         270,422        178,708
                                                                    ------------    -----------
                                                                    $    336,789    $   234,837
                                                                    ============    ===========


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Quarters and Six Months Ended June 30, 2001 and 2000


 1. Organization and Nature of Business:
    -----------------------------------

    CNL Retirement Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp. and each of their subsidiaries. The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

    The Company intends to use the proceeds from its public offerings after deducting offering expenses, primarily to acquire real estate properties ("Property" or "Properties") located across the United States. The Properties may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing ("Mortgage Loans") to operators in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to 10 percent of gross proceeds of the Company's offerings.

2.  Basis of Presentation:
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts included in the financial statements as of December 31, 2000, have been derived from audited financial statements as of that date.

    These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

    The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp., CNL Retirement Partners, LP and each of their subsidiaries. All significant intercompany balances and transactions have been eliminated.

    The Company follows Staff Accounting Bulletin No. 101 ("SAB 101") which provides the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Company to defer recognition of percentage rental income until the thresholds requiring such payments in accordance with the lease terms are met.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2001 and 2000


3. Public Offerings:
   ----------------

    On September 18, 2000, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "Initial Offering"), which included 500,000 shares ($5,000,000) available only to stockholders who elected to participate in the Company's distribution reinvestment plan.

    Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 additional shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the distribution reinvestment plan. As of June 30, 2001, the Company had received total subscription proceeds from the Initial Offering and the 2000 Offering of $15,765,313 (1,576,528 shares), including $245,065 (24,507 shares) through the distribution reinvestment plan.

4.  Redemption of Shares:
    --------------------

    The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the six months ended June 30, 2001, 568 shares of common stock were redeemed for $5,226 ($9.20 per share) and retired from shares outstanding of common stock.

5.  Stock Issuance Costs:
    --------------------

    The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. During the six months ended June 30, 2001, the Company incurred $687,516 in offering costs, including $325,898 in commissions and marketing support and due diligence expense reimbursement fees (see Note 7). These amounts have been charged to stockholders' equity.

    Preliminary costs incurred prior to raising capital were advanced by the Advisor. The Advisor has agreed to pay all organizational and offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed 3 percent of the gross offering proceeds received from the sale of shares of the Company in connection with the 2000 Offering sold prior to July 1, 2001. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2000 Offering.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2001 and 2000


6.  Distributions:
    -------------

    For the six months ended June 30, 2001, approximately 68 percent of the distributions paid to stockholders were considered ordinary income and approximately 32 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2001, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2001, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2001.

7.  Related Party Arrangements:
    --------------------------

    Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

    CNL Securities Corp. is entitled to receive commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the six months ended June 30, 2001, the Company incurred $305,529 of such fees, of which $285,161 has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

    In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 2001, the Company incurred $20,369 of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

    CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed and every December 31 thereafter until the Company's shares are listed on a national securities exchange or over-the-counter market ("Listing"). The soliciting dealer servicing fee will be equal to 0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may pay all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of June 30, 2001, no soliciting dealer servicing fees had been incurred.

    The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. The Advisor is also entitled to receive acquisition fees equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time Listing occurs. During the six months ended June 30, 2001, the Company incurred $181,709 of such fees. These fees are capitalized to land, building and equipment upon purchase of assets.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2001 and 2000


7.  Related Party Arrangements - Continued:
    --------------------------------------

    The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the six months ended June 30, 2001 and 2000, the Company incurred $41,547 and $13,849, respectively, of such fees.

    Pursuant to an advisory agreement, the Advisor is required to reimburse the Company the amount by which total operating expenses (as defined in the Company's prospectus) paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Years ended June 30, 2001 and 2000, exceeded the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor has reimbursed or will reimburse the Company such amounts in accordance with the advisory agreement.

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

                                                              2001        2000
                                                            --------    --------

      Stock issuance costs                                  $ 91,196    $ 25,687
      Land, building and equipment on operating lease
       and other assets                                       11,208      30,491
      General operating and administrative expenses          104,146     120,106
                                                            --------    --------
                                                            $206,550    $176,284
                                                            ========    ========


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2001 and 2000


7.  Related Party Arrangements - Continued:
    -----------------------------------------

    Amounts due to related parties consisted of the following at:

                                                             June 30,      December 31,
                                                               2001            2000
                                                           -----------     ------------
      Due to (reimbursable from) the Advisor and its
       affiliates:
        Expenditures incurred for offering expenses on
          behalf of the Company                            $ 1,235,857     $    982,100
        Accounting and administrative services                (119,577)          32,964
        Acquisition fees and miscellaneous acquisition
         expenses                                               75,737           96,526
                                                          ------------     ------------
                                                             1,192,017        1,111,590
                                                          ------------     ------------

      Due to CNL Securities Corp.:
        Commissions                                             45,345            5,819
        Marketing support and due diligence expense
         reimbursement fee                                       3,808              390
                                                          ------------     ------------
                                                                49,153            6,209
                                                          ------------     ------------

                                                          $  1,241,170     $  1,117,799
                                                          ============     ============

8.  Concentration of Credit Risk:
    ----------------------------

    All of the Company's rental income for the six months ended June 30, 2001 and 2000, was earned from one lessee, BG Orland Park, LLC, which operates the Property as a Brighton Gardens by Marriott.

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

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              Quarters and Six Months Ended June 30, 2001 and 2000


9.  Subsequent Events:
    -----------------

    During the period July 1, 2001 through August 1, 2001, the Company received subscription proceeds for an additional 131,929 shares ($1,319,291) of common stock. As of August 1, 2001, the Company had received total subscription proceeds of $17,245,734.

    On July 1, 2001 and August 1, 2001, the Company declared distributions totaling $92,851 and $100,543, respectively, or $0.0583 per share of common stock, payable in September 2001, to stockholders of record on July 1, 2001 and August 1, 2001, respectively.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are generally characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit, continued availability of proceeds from the Company's current offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                   The Company
                                   -----------

     CNL Retirement Properties, Inc. is a Maryland corporation that was organized on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., organized in Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. The property currently owned is held by CNL Retirement Partners, LP and, as a result, owned by CNL Retirement Properties, Inc. through the partnership. CNL Retirement - GP Holding Corp was formed in
June 2001 to serve as the general partner of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring future properties. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp. and each of their subsidiaries.

                         Liquidity and Capital Resources
                         -------------------------------

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

-------------------------------------------

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

     As of June 30, 2001, the Company had received aggregate proceeds from its Initial Offering, the 2000 Offering, the sale of warrants and contributions from the Advisor of $15,965,313 (1,596,528 shares), including $245,065 (24,507 shares) through its reinvestment plan. As of June 30, 2001, the Company had received net offering proceeds of approximately $14,374,000 after the deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organization and offering expenses. In April 2000, the Company has used approximately $5,800,000 of net offering proceeds and $8,100,000 in advances from its line of credit to invest in a Brighton Gardens by Marriott in Orland Park, Illinois. The majority of the remaining net offering proceeds have been used subsequently to repay advances under the line of credit (see "Line of Credit" below).

     During the period July 1 through August 1, 2001, the Company received additional net offering proceeds of approximately $1,319,291. The Company used $361,000 of these proceeds to repay the outstanding balance on the line of credit. The Company expects to use any remaining net proceeds and any additional net proceeds from the 2000 Offering to purchase additional properties and to invest in mortgage loans. In addition, the Company intends to incur collateralized debt to acquire assets and to pay certain related fees. The Company currently has a revolving $25,000,000 initial line of credit. The
Company also plans to obtain permanent financing in order to increase its investment capacity. Any future borrowings from the line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The aggregate amount of any permanent financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

Line of Credit

     On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used to acquire properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the line of credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75 percent through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the line of credit will be collateralized by the assignment of rents and leases. In addition, the line of credit provides that the Company will not be able to further encumber the applicable property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the line of credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the line of credit and each advance.

-------------------------------------------

     The Company obtained an advance of $8,100,000 on the line of credit during the year ended December 31, 2000. As of June 30, 2001, $361,000 was outstanding under the line of credit. As of August 1, 2001, the Company had used offering proceeds to repay the outstanding balance on the line of credit. In connection with the line of credit, the Company incurred an origination fee, legal fees and closing costs of $55,917 that are being amortized on the straight-line method (which does not materially differ from the effective interest method) over five years.

Property Acquisition

     On April 20, 2000, the Company used offering proceeds of $5,748,900 and advances under its line of credit of $8,100,000 to acquire a private-pay assisted living community for a total cost of $13,848,900. The property is a Brighton Gardens by Marriott in Orland Park, Illinois. In connection with the purchase of the property, the Company, as lessor, entered into a long-term, triple-net lease agreement with BG Orland Park, LLC.

Cash and Cash Equivalents

     Until properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal such as overnight repurchase agreements and money market funds. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located or to fund mortgage loans. At June 30, 2001, the Company had $133,657 invested in such short-term investments as compared to $177,884 at December 31, 2000. The decrease in the amount invested in short-term investments primarily reflects repayment of borrowings under the line of credit and is offset by proceeds received from the sale of shares. The funds remaining at June 30, 2001, along with additional funds expected to be received from the sale of shares and amounts received from the tenant, will be used primarily to repay amounts outstanding on the line of credit, to purchase additional properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

     During the six months ended June 30, 2001 and 2000, the Company generated cash from operations (which includes cash received from its tenant and interest, less cash paid for operating expenses) of $385,659 and $657,668, respectively. The decrease in cash from operations was primarily due to a security deposit of $553,956 that was received from the tenant during the six months ended June 30, 2000. This decrease was partially offset by lease payments received from the tenant during the six months ended June 30, 2001.

     Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of properties, and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. Management believes

-------------------------------------------

that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, property acquisitions and development, and investment in mortgage loans and secured equipment leases, with additional advances under its line of credit and proceeds from its current offering. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

     A reserve fund has been established in accordance with the lease agreement (the "FF&E Reserve"). The tenant deposits funds into the FF&E Reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. All funds in the FF&E Reserve, all interest earned on the funds and all property purchased with funds from the FF&E Reserve are and will remain the property of the Company. In the event that the FF&E Reserve is not sufficient to maintain the property in good working condition and repair, the Company may make fixed asset expenditures, in which case annual rent will be increased. For the six months ended June 30, 2001 and 2000, FF&E Reserve revenue totaled $17,526 and $3,616, respectively. Due to the fact that the property is leased on a long-term, triple-net basis, meaning the tenant is required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in its discretion, it determines such reserves are required to meet the Company's working capital needs. Management believes that its assets are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event the tenant's insurance policy lapses or is insufficient to cover a claim relating to the property.

Distributions

     The Company declared and paid distributions to its stockholders totaling $467,809 and $152,525 during the six months ended June 30, 2001 and 2000, respectively. On July 1 and August 1, 2001, the Company declared distributions to stockholders of record on July 1 and August 1, 2001, of $0.0583 per share of common stock. These distributions are payable in September 2001.

     For the six months ended June 30, 2001, approximately 68 percent of the distributions paid to stockholders were considered to be ordinary income and approximately 32 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

-------------------------------------------

Due to Related Parties

     During the six months ended June 30, 2001 and 2000, affiliates incurred on behalf of the Company $270,422 and $178,708, respectively, for certain offering expenses, $66,367 and $56,129, respectively, for certain acquisition expenses and $103,266 and $93,920, respectively, for certain operating expenses. As of June 30, 2001, the Company owed affiliates $1,241,170 for such amounts and unpaid fees and administrative expenses. The Advisor of the Company has agreed to pay all offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of 3 percent of gross offering proceeds with respect to shares sold prior to July 1, 2001. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee, and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2000 Offering.

     Pursuant to the advisory agreement, the Advisor is also required to reimburse the Company the amount by which total operating expenses (as defined in the Company's prospectus) paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the Expense Years ended June 30, 2001 and 2000, the Company's operating expense exceeded the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor has reimbursed or will reimburse the Company such amounts in accordance with the advisory agreement.

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

                              Results of Operations
                              ---------------------

Revenues

     As of June 30, 2001, the Company owned one property consisting of land, building and equipment, which is leased under a long-term, triple-net lease agreement. The property lease provides for minimum base rental payments of $103,867 that are generally payable every four weeks. The lease also provides that, after 24 months, the base rent required under the terms of the lease will increase. In addition to annual base rent, the tenant pays contingent rent computed as a percentage of gross sales of the property. The lease also requires the establishment of an FF&E Reserve. The FF&E Reserve is owned by the Company and amounts received in connection with the FF&E Reserve have been recognized as additional rent. For the six months ended June 30, 2001 and 2000, the Company earned rental income of $689,880 and $272,119, respectively ($344,940 and $272,119 of which was earned during the quarters ended June 30, 2001 and 2000, respectively). For the six months ended June 30, 2001 and 2000, the Company also earned FF&E Reserve income of $17,526 and $3,616, respectively ($9,668 and $3,616 of which was earned during the quarters ended June 30, 2001 and 2000, respectively). The increase in rental income and FF&E Reserve income is due to the Company owning its property for six months during 2001 as compared to approximately two months in 2000. Because the Company anticipates acquiring additional properties in subsequent periods, revenues for the six months ended June 30, 2001, represent only a portion of revenues which the Company is expected to earn in future periods.

---------------------------------

     During the six months ended June 30, 2001 and 2000, the Company also earned $5,292 and $92,849, respectively, in interest income from investments in money market accounts. Interest income decreased during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, as the Company used available cash to invest in its first property in April 2000 and to repay amounts outstanding on its line of credit. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments, pending investment in properties and mortgage loans. However, as net offering proceeds are used to repay amounts outstanding on the Company's line of credit, invest in properties and make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

Significant Tenant

     During the six months ended June 30, 2001 and 2000, the Company owned one property. The lessee, BG Orland Park, LLC, contributed 100 percent of the Company's total rental and FF&E Reserve income. The property is operated as a Marriott brand chain. Although the Company intends to acquire additional properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this lessee or the Marriott brand chain would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the Company's initial and continuing due diligence procedures. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional properties are acquired and leased during subsequent periods.

Expenses

     Operating expenses, excluding reimbursements of operating expenses from related party, were $578,420 and $425,185 for the six months ended June 30, 2001 and 2000, respectively ($289,406 and $327,045 of which were incurred during the quarters ended June 30, 2001 and 2000, respectively). Operating expenses for the six months ended June 30, 2001, increased primarily as a result of the Company incurring a full six months of asset management fees and depreciation and amortization expense related to the acquisition of its first property in April 2000. The increase was partially offset by a decrease in interest expense related to a reduction in the amounts outstanding under the line of credit during the six months ended June 30, 2001. The dollar amount of operating expenses is expected to increase while general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional properties and invests in mortgage loans.

     Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses (as defined in the Company's prospectus) paid or incurred by the Company exceed the Expense Cap in an Expense Year. During the Expense Years ended June 30, 2001 and 2000, the Company's operating expenses totaled $439,456 and $287,084, respectively, exceeding the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor has reimbursed or will reimburse the Company such amounts in accordance with the advisory agreement.

---------------------------------

Funds from Operations

     Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect depreciation of real estate assets has on net earnings. Net earnings determined in accordance with generally accepted accounting principles ("GAAP") includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the six months ended June 30, 2001 and 2000, net earnings included $14,746 and $6,382, respectively, of these amounts. The following table is presented to help stockholders to better understand the Company's financial performance and to compare the Company to other Real Estate Investment Trusts. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net earnings, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. The following is a reconciliation of net earnings to FFO:

                                                       Quarter                         Six Months
                                                     Ended June 30,                  Ended June 30,
                                                  2001           2000             2001           2000
                                              -----------    -----------      -----------    -----------
    Net earnings                              $   211,945    $   182,463      $   279,293    $   157,285
      Adjustments:
        Depreciation of real estate assets        108,897         85,741          217,608         85,741
                                              -----------    -----------      -----------    -----------

    FFO                                       $   320,842    $   268,204      $   496,901    $   243,026
                                              ===========    ===========      ===========    ===========


ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     The interest rate on the first $9,700,000 drawn (the "Initial Draw") on the Company's line of credit will be 8.75% through April 1, 2002. The balance outstanding as of June 30, 2001 ($361,000) is part of the Initial Draw and, as such, has a fixed interest rate of 8.75 percent through April 1, 2002. The Company is subject to interest rate risk through advances greater than the Initial Draw and/or amounts outstanding on the Initial Draw as of April 1, 2002, on its variable rate line of credit. A change in interest rates may affect the estimated fair value of the outstanding balance under the line of credit as reflected on the Company's financial statements. As of June 30, 2001, the Company believed that the estimated fair value of amounts outstanding under the line of credit approximated the outstanding principal amount. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities and Use of Proceeds.  Inapplicable.
            -----------------------------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 29, 2001 for the purposes of electing the board of directors.

            (b) Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

            (c) The stockholders approved the election of the following persons as directors of the Company:

                             Name                     For        Withheld
                        ---------------------     ----------   ------------
                         James M. Seneff, Jr.       741,051        400
                         Robert A. Bourne           741,051        400
                         David W. Dunbar            741,051        400
                         Timothy S. Smick           741,051        400
                         Edward A. Moses            741,051        400

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

                   10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated
                         February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, and Lynn E. Rose dated September 15, 1998, and Phillip M. Anderson, Jr. dated February 19, 1999. (Included as Exhibit 10.2 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

                   10.3 Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

                   10.4 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

                   10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

                   10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000. (Included as
                         Exhibit 10.6 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

             (b) No reports on Form 8-K were filed during the period April 1, 2001, through June 30, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             DATED this 1st day of August, 2001


                         CNL RETIREMENT PROPERTIES, INC.

                             By: /s/ James M. Seneff, Jr.
                                 -----------------------------
                                 JAMES M. SENEFF, JR.
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


                             By:  /s/ Robert A. Bourne
                                  ----------------------------
                                  ROBERT A. BOURNE
                                  Vice Chairman and President
                                  (Principal Financial and
                                   Accounting Officer)