Form 10-Q
period 2001-09-30
CNL RETIREMENT PROPERTIES INC
filed 2001-11-06
CIK 1055264

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ----------------- to ------------------

                             Commission file number
                                    000-32607
                             ----------------------

                         CNL Retirement Properties, Inc.
      --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                              59-3491443
      ---------------------------------     ------------------------------------
        (State of other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)

                             450 South Orange Avenue
                                Orlando, Florida
                                      32801
      --------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (407) 650-1000
      --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

There are 3,954,821 shares of common stock, $.01 par value, outstanding as of October 29, 2001.

                                    CONTENTS





Part I                                                                     Page
                                                                           ----

   Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets                           1

             Condensed Consolidated Statements of Earnings                   2

             Condensed Consolidated Statements of Stockholders' Equity       3

             Condensed Consolidated Statements of Cash Flows                 4

             Notes to Condensed Consolidated Financial Statements          5-10

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                               11-17

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk      18


Part II

   Other Information                                                      19-21

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September 30,        December 31,
                                                                      2001                 2000
                                                                  -------------        ------------

                                ASSETS

Land, building and equipment on operating lease, less
   accumulated depreciation of $629,998 and $303,184,
   respectively                                                    $ 14,106,765        $ 14,417,908
Cash and cash equivalents                                             9,561,570             177,884
Restricted cash                                                          27,137              17,312
Receivables                                                               7,386               2,472
Loan costs, less accumulated amortization of $16,185 and
   $7,798, respectively                                                  39,732              48,119
Accrued rental income                                                    43,247              21,128
Other assets                                                            706,660               3,737
                                                                  -------------        ------------
                                                                   $ 24,492,497        $ 14,688,560
                                                                  =============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
   Line of credit                                                 $          --        $  3,795,000
   Due to related parties                                             1,401,885           1,117,799
   Accounts payable and accrued expenses                                 13,117               5,864
   Interest payable                                                          --              11,045
   Security deposit                                                     553,956             553,956
   Rent paid in advance                                                  27,314               1,348
                                                                  -------------        ------------
          Total liabilities                                           1,996,272           5,485,012
                                                                  -------------        ------------

Stockholders' equity:
    Preferred stock, without par value.
      Authorized and unissued 3,000,000 shares                               --                  --
    Excess shares, $.01 par value per share.
      Authorized and unissued 103,000,000 shares                             --                  --
    Common stock, $.01 par value per share.
      Authorized 100,000,000 shares, issued 2,734,552 and
      1,189,156 shares, respectively, outstanding 2,729,821
      and 1,185,840 shares, respectively                                 27,298              11,858
    Capital in excess of par value                                   23,154,278           9,547,784
    Accumulated distributions in excess of net earnings                (685,351)           (356,094)
                                                                 --------------        ------------
          Total stockholders' equity                                 22,496,225           9,203,548
                                                                 --------------        ------------
                                                                   $ 24,492,497        $ 14,688,560
                                                                 ==============        ============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Quarter                  Nine Months
                                                   Ended September 30,        Ended September 30,
                                                    2001        2000           2001          2000
                                                 ----------   ---------    -----------    ---------

Revenues:
  Rental income from operating lease             $  344,940   $ 344,940    $ 1,034,820    $ 617,059
  FF&E reserve income                                12,304       6,219         29,830        9,835
  Interest and other income                          25,520       5,615         30,812       98,464
                                                 ----------   ---------    -----------    ---------
                                                    382,764     356,774      1,095,462      725,358
                                                 ----------   ---------    -----------    ---------

Expenses:
  Interest                                            1,262     133,633        105,055      263,409
  General operating and administrative               76,885      76,214        286,766      269,828
  Asset management fees to related party             20,773      20,773         62,320       34,622
  Reimbursement of operating expenses
    from related party                                   --          --       (145,015)    (213,886)
  Depreciation and amortization                     112,002     111,482        335,201      199,428
                                                 ----------   ---------    -----------    ---------
                                                    210,922     342,102        644,327      553,401
                                                 ----------   ---------    -----------    ---------

Net Earnings                                     $  171,842   $  14,672    $   451,135    $ 171,957
                                               ============   =========    ===========    =========

Net Earnings Per Share of Common Stock
  (Basic and Diluted)                            $      .09   $     .02    $       .29    $     .23
                                               ============   =========    ===========    =========

Weighted Average Number of Shares of
  Common Stock Outstanding (Basic and
  Diluted)                                       1,950,496      940,592      1,561,409      758,132
                                               ===========    =========    ===========    =========


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      Nine Months Ended September 30, 2001 and Year Ended December 31, 2000

                                                          Common stock
                                                 -------------------------
                                                                                                 Accumulated
                                                                                Capital in       distributions
                                                     Number          Par        Excess of        in excess of
                                                   of shares        value       par value        net earnings       Total
                                                  ------------    --------      -----------    ---------------    ----------


  Balance at December 31, 1999                         540,028    $  5,400      $ 3,365,531    $       (78,794)   $  3,292,137

  Subscriptions received for common
   stock through public offering
   and distribution reinvestment plan                  625,628       6,256        6,250,054                 --       6,256,310

  Subscriptions released from escrow                    23,500         235          234,765                 --         235,000

  Retirement of common stock                            (3,316)        (33)         (30,475)                --         (30,508)

  Stock issuance costs                                      --          --       (1,027,216)                --      (1,027,216)

  Adjustment to previously accrued stock
   issuance costs                                           --          --          755,125                 --         755,125

  Net earnings                                              --          --               --            224,778         224,778

  Distributions declared and paid
   ($.5785 per share)                                       --          --               --           (502,078)       (502,078)
                                                  ------------    --------      -----------     --------------      ----------

  Balance at December 31, 2000                       1,185,840      11,858        9,547,784           (356,094)      9,203,548

  Subscriptions received for common
   stock through public offering and
   distribution reinvestment plan                    1,545,396      15,454       15,438,504                 --      15,453,958

  Retirement of common stock                            (1,415)        (14)         (13,006)                --         (13,020)

  Stock issuance costs                                      --          --       (1,819,004)                --      (1,819,004)

  Net earnings                                              --          --               --            451,135         451,135

  Distributions declared and paid
   ($.5247 per share)                                       --          --               --           (780,392)       (780,392)
                                                  ------------    --------      -----------     --------------    ------------

  Balance at September 30, 2001                      2,729,821    $ 27,298      $23,154,278     $     (685,351)   $ 22,496,225
                                                  ============    ========      ===========     ==============    ============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 2001              2000
                                                                            ------------      ------------
Increases (Decreases) in Cash and Cash Equivalents:

   Net Cash Provided by Operating Activities                                $    770,454      $    941,807
                                                                            ------------      ------------

   Net Cash Used in Investing Activities:
     Additions to land, building and equipment on operating
       lease                                                                     (15,671)      (13,848,900)
     Payment of acquisition costs                                               (668,308)         (483,972)
     Increase in restricted cash                                                  (9,825)               --
                                                                            ------------      ------------
          Net cash used in investing activities                                 (693,804)      (14,332,872)
                                                                            ------------      ------------

    Net Cash Provided by (Used in) Financing Activities:
      Payment of offering and acquisition costs paid by related
        parties on behalf of the Company                                        (278,072)         (343,589)
      Proceeds from line of credit                                                    --         8,100,000
      Payment of loan costs                                                           --           (55,917)
      Repayment of borrowings on line of credit                               (3,795,000)       (2,730,000)
      Subscriptions received from stockholders                                15,453,958         4,778,125
      Distributions to stockholders                                             (780,392)         (313,436)
      Retirement of common stock                                                  (5,226)               --
      Payment of stock issuance costs                                         (1,288,232)         (378,745)
                                                                             -----------      ------------
         Net cash provided by financing activities                             9,307,036         9,056,438
                                                                             -----------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                           9,383,686        (4,334,627)

Cash and Cash Equivalents at Beginning of Period                                 177,884         4,744,222
                                                                             -----------      ------------

Cash and Cash Equivalents at End of Period                                  $  9,561,570      $    409,595
                                                                            ============      ============


Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

     Amounts incurred by the Company and paid by
      related parties on behalf of the Company and
      its subsidiaries were as follows:
         Acquisition costs                                                  $    97,513       $     94,307
         Stock issuance costs                                                   443,876            244,740
                                                                           ------------       ------------
                                                                           $    541,389       $    339,047
                                                                           ============       ============

     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Quarters and Nine Months Ended September 30, 2001 and 2000


1. Organization and Nature of Business:

   CNL Retirement Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp., CNL Retirement Partners, LP and each of their subsidiaries. The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

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

2. Basis of Presentation:

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts included in the financial statements as of December 31, 2000, have been derived from audited financial statements as of that date.

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

           Quarters and Nine Months Ended September 30, 2001 and 2000


3. Public Offerings:

   On September 18, 2000, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "Initial Offering"), which included 500,000 shares ($5,000,000) available only to stockholders who elected to participate in the Company's distribution reinvestment plan.

   Immediately following the completion of the Initial Offering, the Company commenced an offering of up to 15,500,000 additional shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the distribution reinvestment plan. As of September 30, 2001, the Company had received total subscription proceeds from the Initial Offering and the 2000 Offering of $27,145,552 (2,714,552 shares), including $310,733
   (31,073 shares) through the distribution reinvestment plan.

4. Redemption of Shares:

   The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to the Company being listed on a national securities exchange or over-the counter market ("Listing"), any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the nine months ended September 30, 2001, 1,415 shares of common stock were presented for redemption for $13,020 ($9.20 per share) and retired from shares outstanding of common stock.

5. Stock Issuance Costs:

   The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, and legal, accounting, printing and escrow fees, which reduced the gross offering proceeds. During the nine months ended September 30, 2001, the Company incurred $1,819,004 in offering costs, including $1,236,317 in commissions and marketing support and due diligence expense reimbursement fees (see Note 7). These amounts have been charged to stockholders' equity.

   The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed 3 percent of the gross offering proceeds received from the sale of shares of the Company in connection with the 2000 Offering prior to July 1, 2001. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2000 Offering.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2001 and 2000

6. Distributions:

   For the nine months ended September 30, 2001, approximately 59 percent of the distributions paid to stockholders are considered ordinary income and approximately 41 percent are considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2001, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions paid for the nine months ended September 30, 2001, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2001.

7. Related Party Arrangements:

   Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's public offerings, CNL
   Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

   CNL Securities Corp. is entitled to receive commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings. During the nine months ended September 30, 2001, the Company incurred $1,159,047 of such fees, of which $1,081,777 has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

   In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 2001, the Company incurred $77,270 of such fees, the majority of which was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

   CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed and every December 31 thereafter until the Company's shares are listed on a national securities exchange or over-the-counter market ("Listing"). The soliciting dealer servicing fee will be equal to 0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may pay all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of September 30, 2001, no soliciting dealer servicing fees had been incurred.

   The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. The Advisor is also entitled to receive acquisition fees equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time Listing occurs. During the nine months ended September 30, 2001, the Company incurred $693,469 of such fees. These fees are included in other assets and capitalized to land, building and equipment upon the purchase of assets.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2001 and 2000


7. Related Party Arrangements - Continued:

   The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the nine months ended September 30, 2001 and 2000, the Company incurred $62,320 and $34,622, respectively, of such fees.

   Also, pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which total operating expenses (as defined in the advisory agreement) paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Years ended June 30, 2001 and 2000, exceeded the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor has reimbursed the Company such amounts in accordance with the advisory agreement. During the Expense Years ended September 30, 2001 and 2000, the Company's operating expenses did not exceed the Expense Cap.

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

                                                                  2001            2000
                                                              -----------     -----------

      Stock issuance costs                                    $   137,557     $   103,158
      Land, building and equipment on operating lease
       and other assets                                            12,758          31,190
      General operating and administrative expenses               145,654         164,296
                                                              -----------     -----------
                                                              $   295,969     $   298,644
                                                              ===========     ===========

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2001 and 2000


7. Related Party Arrangements - Continued:


   Amounts due to related parties consisted of the following at:

                                                                       September 30,       December 31,
                                                                            2001               2000
                                                                     ---------------     --------------

      Due to the Advisor and its affiliates:
        Expenditures incurred for offering expenses on
         behalf of the Company                                       $     1,243,696     $      982,100
        Accounting and administrative services                                21,287             32,964
        Acquisition   fees   and   miscellaneous   acquisition
         expenses                                                             50,856             96,526
                                                                     ---------------     --------------
                                                                           1,315,839          1,111,590
                                                                     ---------------     --------------
      Due to CNL Securities Corp.:
        Selling commissions                                                  80,665               5,819
        Marketing support and due diligence expense
         reimbursement fee                                                    5,381                 390
                                                                     --------------      --------------
                                                                             86,046               6,209
                                                                     --------------      --------------
                                                                     $    1,401,885      $    1,117,799
                                                                     ==============      ==============

8. Concentration of Credit Risk:

   All of the Company's rental income for the nine months ended September 30, 2001 and 2000, was earned from one lessee, BG Orland Park, LLC, which operates the Property as a Brighton Gardens by Marriott. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional Properties are acquired in subsequent periods.

   Although the Company intends to acquire additional Properties, including Properties located in various states and regions, and to carefully screen its tenants in order to reduce risks of default, failure of the lessee or the Marriott brand chain would significantly impact the Company's results of operations. However, management believes that the risk of a default is reduced due to the Company's initial and continuing due diligence procedures.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Quarters and Nine Months Ended September 30, 2001 and 2000


9. Subsequent Events:

   During the period  October 1, 2001  through  October  29,  2001,  the Company received subscription proceeds for an additional 1,225,000 shares ($12,249,996) of common stock. As of October 29, 2001, the Company had received total subscription proceeds of $39,395,520.

   On October 1, 2001, the Company declared distributions totaling $161,274 or $0.0583 per share of common stock, payable in December 2001, to stockholders of record on October 1, 2001.

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

                                   The Company

     CNL Retirement Properties, Inc. is a Maryland corporation that was organized on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., organized in Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. The property currently owned is held by CNL Retirement Partners, LP and, as a result, owned by CNL Retirement Properties, Inc. through the partnership. CNL Retirement - GP/Holding Corp. was formed in June 2001 to serve as the general partner of various other wholly owned subsidiaries, which have been formed for the purpose of acquiring future properties. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp. and each of their subsidiaries. The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

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

     As of September 30, 2001, the Company had received aggregate proceeds from its Initial Offering, the 2000 Offering and contributions from the Advisor of $27,345,552 (2,734,552 shares), including $310,733 (31,073 shares) through its reinvestment plan. As of September 30, 2001, the Company had received net offering proceeds of approximately $24,233,000 after the deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organization and offering expenses. During the period of October 1 through October 29, 2001, the Company received additional net proceeds of approximately $12,249,996. In April 2000, the Company used approximately $5,800,000 of net offering proceeds and $8,100,000 in advances from its line of credit to invest in a Brighton Gardens by Marriott in Orland Park, Illinois. Net offering proceeds have been used subsequently to repay advances under the line of credit (see "Line of Credit" below). The Company expects to use any remaining net proceeds and any additional net proceeds from the 2000 Offering to purchase additional properties and to invest in mortgage loans. In addition, the Company intends to incur collateralized debt to acquire assets and to pay certain related fees. The Company currently has a revolving $25,000,000 initial line of credit. The Company also plans to obtain permanent financing in order to increase its investment capacity. Any future borrowings from the line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The aggregate amount of any permanent financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

     Apart from the effects of reduced economic activity in general following the events of September 11, 2001, management does not anticipate that the events of September 11 will have a direct effect on the health care and seniors' housing industries. However, Marriott International, Inc., which has extensive investments in the hospitality industry, guarantees, within certain limitations, the obligations of the tenant of the Company's property to pay minimum rent under the lease for the property. To the extent that business or leisure travel is substantially reduced for a lengthy period of time, the business of Marriott International, Inc. may be affected. Management does not anticipate that the events of September 11 will have a significant effect on the Company's ability to raise capital in equity offerings. Gross offering proceeds during the quarter ended September 30, 2001 exceeded levels of previous quarters. In addition, the Company has received gross offering proceeds of $12,249,996 during the period of October 1, 2001 through October 29, 2001. Management expects that future offering proceeds and amounts available under the Company's line of credit will be sufficient to meet the Company's capital requirements.

Line of Credit

     On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used to acquire properties. The line of credit provides that the Company may receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. As of September 30, 2001, there were no amounts outstanding on the Company's line of credit. In connection with the line of credit, the Company incurred an origination fee, legal fees and closing costs of $55,917 that are being amortized on the straight-line method (which does not materially differ from the effective interest method) over five years.

Property Acquisitions

     On April 20, 2000, the Company acquired a private-pay assisted living community. The property is a Brighton Gardens by Marriott in Orland Park, Illinois. In connection with the purchase of the property, the Company, as lessor, entered into a long-term, triple-net lease agreement with BG Orland Park, LLC.

     The Company has made initial commitments to acquire Broadway Plaza at Pecan Park, an American Retirement Corporation free-standing assisted living property located in Arlington, Texas, a suburb of the Dallas/Fort Worth area. The Company's estimated purchase price for this property will be $10,578,750 and the Company may partially fund the acquisition through an advance under its line of credit. The property, which opened in August 2000, includes 80 assisted living units and 15 units for residents with Alzheimer's and related memory disorders.

     In addition, the Company has made initial commitments to acquire Homewood Residence at Boca Raton, another American Retirement Corporation free-standing assisted living property located in Boca Raton, Florida, approximately 20 miles north of Fort Lauderdale, Florida. The Company's estimated purchase price for this property will be $9,672,000 and the Company may partially fund the acquisition through an advance under its line of credit. The property, which opened in October 2000, includes 60 assisted living units and 14 units for residents with Alzheimer's and related memory disorders.

Cash and Cash Equivalents

     Until properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal such as overnight repurchase agreements and money market funds. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located or to fund mortgage loans. At September 30, 2001, the Company had $9,561,570 invested in such short-term investments as compared to $177,884 at December 31, 2000. The increase in the amount invested in short-term investments primarily reflects proceeds received from the sale of shares and is offset by repayment of borrowings under the line of credit. The funds remaining at September 30, 2001, along with additional funds expected to be received from the sale of shares and amounts received from the tenant, will be used primarily to purchase additional properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

     During the nine months ended September 30, 2001 and 2000, the Company generated cash from operations (which includes cash received from its tenant and interest, less cash paid for operating expenses) of $770,454 and $941,807, respectively. Cash from operations for the nine months ended September 30, 2000, was higher primarily due to the Company receiving a security deposit of $553,956 from the tenant. No such security deposit was received during the nine months ended September 30, 2001. This difference was partially offset by lease payments received from the tenant during the nine months ended September 30, 2001.

     Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of properties, and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, property acquisitions and development, and investment in mortgage loans and secured equipment leases, with additional advances under its line of credit and proceeds from its current offering. The Company expects to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

     A reserve fund has been established in accordance with the lease agreement (the "FF&E Reserve") with BG Orland Park, LLC. The tenant deposits funds into the FF&E Reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. All funds in the FF&E Reserve, all interest earned on the funds and all property purchased with funds from the FF&E Reserve are and will remain the property of the Company. In the event that the FF&E Reserve is not sufficient to maintain the property in good working condition and repair, the Company may make fixed asset expenditures, in which case annual rent will be increased. Not all properties acquired in the future may include FF&E Reserve accounts. For the nine months ended September 30, 2001 and 2000, FF&E Reserve revenue totaled $29,830 and $9,835, respectively. Due to the fact that the property is leased on a long-term, triple-net basis, meaning the tenant is required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. Management has the right to cause the Company to maintain additional reserves if, in its discretion, it determines such reserves are required to meet the Company's working capital needs. Management believes that its assets are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event the tenant's insurance policy lapses or is insufficient to cover a claim relating to the property.

Distributions

     The Company declared and paid distributions to its stockholders totaling $780,392 and $313,436 during the nine months ended September 30, 2001 and 2000, respectively. On October 1, 2001, the Company declared distributions to stockholders of record on October 1, 2001, of $0.0583 per share of common stock. These distributions are payable in December 2001.

     For the nine months ended September 30, 2001, approximately 59 percent of the distributions paid to stockholders are considered to be ordinary income and approximately 41 percent are considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2001, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company is required to distribute annually 90% of its real estate investment trust income. In determining the amount of distributions, management considers the amount of cash from operations, funds from operations and the general economic condition of the Company. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Due to Related Parties

     During the nine months ended September 30, 2001 and 2000, affiliates incurred on behalf of the Company $443,876 and $244,740, respectively, for certain offering expenses, $97,513 and $94,307, respectively, for certain acquisition expenses and $138,258 and $125,548, respectively, for certain operating expenses. As of September 30, 2001, the Company owed affiliates $1,401,885 for such amounts and unpaid fees and administrative expenses. The Advisor of the Company has agreed to pay all offering expenses (excluding selling commissions and marketing support and due diligence expense reimbursement fees) in excess of 3 percent of gross offering proceeds with respect to shares sold prior to July 1, 2001. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee, and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the gross proceeds raised in connection with the 2000 Offering.

     Pursuant to the advisory agreement, the Advisor is also required to reimburse the Company the amount by which total operating expenses (as defined in the advisory agreement) paid or incurred exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the Expense Years ended June 30, 2001 and 2000, the Company's operating expenses exceeded the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor has reimbursed the Company such amounts in accordance with the advisory agreement. During the Expense Years ended September 30, 2001 and 2000, the Company's operating expenses did not exceed the Expense Cap.

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

                              Results of Operations

Revenues

     As of September 30, 2001, the Company owned one property consisting of land, building and equipment, which is leased under a long-term, triple-net lease agreement. The property lease provides for minimum base rental payments of $103,867 that are generally payable every four weeks. The lease also provides that, commencing in April 2002, the base rent required under the terms of the lease will increase. In addition to annual base rent, the tenant is required to pay contingent rent computed as a percentage of gross sales of the property. The lease also requires the establishment of an FF&E Reserve, as described under "Liquidity and Capital Resources - Liquidity Requirements". For the nine months ended September 30, 2001 and 2000, the Company earned rental income of $1,034,820 and $617,059, respectively ($344,940 of which was earned during each of the quarters ended September 30, 2001 and 2000). For the nine months ended September 30, 2001 and 2000, the Company also earned FF&E Reserve income of $29,830 and $9,835, respectively ($12,304 and $6,219 of which was earned during the quarters ended September 30, 2001 and 2000, respectively). The increase in rental income and FF&E Reserve income was due to the Company owning its property for nine months during 2001 as compared to approximately five months in 2000. Because the Company anticipates acquiring additional properties in subsequent periods, revenues for the nine months ended September 30, 2001, represent only a portion of revenues which the Company is expected to earn in future periods.

     During the nine months ended September 30, 2001 and 2000, the Company also earned $30,812 and $98,464, respectively ($25,520 and $5,615 of which were earned in the quarters ended September 30, 2001 and 2000, respectively), in interest income from investments in money market accounts and certificates of deposit. Interest income decreased during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, as the Company used available cash to invest in its first property in April 2000 and to repay amounts outstanding on its line of credit. Interest income is expected to increase as the Company invests subscription proceeds received in the future in highly liquid investments pending investment in properties and mortgage loans. However, as net offering proceeds are used to invest in properties and make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

Significant Tenant

     During the nine months ended September 30, 2001 and 2000, the Company owned one property. The lessee, BG Orland Park, LLC, contributed 100 percent of the Company's total rental and FF&E Reserve income. The property is operated as a Marriott brand chain. Although the Company intends to acquire additional properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of this lessee or the Marriott brand chain would significantly impact the results of operations of the Company. However, management believes that the risk of a default is reduced due to the Company's initial and continuing due diligence procedures. It is expected that the percentage of total rental income contributed by this lessee will decrease as additional properties are acquired and leased during subsequent periods.

Expenses

     Operating expenses, excluding the reimbursements of operating expenses from a related party, were $789,342 and $767,287 for the nine months ended September 30, 2001 and 2000, respectively ($210,922 and $342,102 of which were incurred during the quarters ended September 30, 2001 and 2000, respectively). Operating expenses for the nine months ended September 30, 2001 increased primarily from incurring a full nine months of asset management fees and depreciation and amortization expense related to the acquisition of its first property in April 2000. The increase was partially offset by a decrease in interest expense related to a reduction in the amounts outstanding under the line of credit during the nine months ended September 30, 2001. The dollar amount of operating expenses is expected to increase while general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional properties and invests in mortgage loans.

     Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses (as defined in the advisory agreement) paid or incurred exceed the Expense Cap in an Expense Year. During the Expense Years ended June 30, 2001 and 2000, the Company's operating expenses totaled $439,456 and $287,084, respectively, exceeding the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor has reimbursed the Company such amounts in accordance with the advisory agreement. During the Expense Years ended September 30, 2001 and 2000, the Company's operating expenses did not exceed the Expense Cap.

Funds from Operations

     Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect depreciation of real estate assets has on net earnings. Net earnings determined in accordance with generally accepted accounting principles ("GAAP") includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the nine months ended September 30, 2001 and 2000, net earnings included $22,119 and $13,755, respectively, of these amounts. The following table is presented to help stockholders to better understand the Company's financial performance and to compare the Company to other real estate investment trusts. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net earnings, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. The following is a reconciliation of net earnings to FFO:


                                                        Quarter                 Nine Months
                                                   Ended September 30,       Ended September 30,
                                                   2001          2000         2001         2000
                                                ----------    ---------    ----------   ----------

    Net earnings                                $  171,842    $  14,672    $  451,135   $  171,957
     Adjustments:
       Depreciation of real estate assets          109,206      108,686       326,814      194,427
                                                ----------   ----------    ----------   ----------
    FFO                                         $  281,048    $ 123,358    $  777,949   $  366,384
                                                ==========    =========    ==========   ==========


ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     There were no amounts outstanding on the Company's line of credit at September 30, 2001. The interest rate on the first $9,700,000 drawn (the "Initial Draw") on the Company's line of credit will be 8.75% through April 1, 2002. The Company is subject to interest rate risk through advances greater than the Initial Draw and/or amounts outstanding on the Initial Draw as of April 1, 2002, on its variable rate line of credit. In addition, a change in interest rates may affect the estimated fair value of any outstanding balance under the line of credit on the Company's financial statements.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Inapplicable.


Item 2. Changes in Securities and Use of Proceeds. Inapplicable.


Item 3. Defaults upon Senior Securities. Inapplicable.


Item 4. Submission of Matters to a Vote of Security Holders. Inapplicable


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

             4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

             10.1 Advisory  Agreement,  dated as of September 17, 2001,  between
                  CNL Retirement Properties, Inc. and CNL Retirement Corp. (Filed herewith.)

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

         (b) No reports on Form 8-K were filed during the period July 1, 2001, through September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 29th day of October, 2001


                         CNL RETIREMENT PROPERTIES, INC.

                            By: /s/ James M. Seneff,
                                --------------------
                                JAMES M. SENEFF, JR.
                                Chairman of the Board and
                                Chief Executive Officer
                                (Principal Executive Officer)


                            By: /s/ Robert A. Bourne
                                --------------------
                                ROBERT A. BOURNE
                                Vice Chairman, President and Treasurer
                                (Principal Financial and
                                 Accounting Officer)

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

             4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

             10.1 Advisory Agreement, dated as of September 17, 2001, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Filed herewith.)

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

             10.4 Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott -- Orland Park, Illinois.
                   (Included as Exhibit 10.4 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

             10.5 Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott -- Orland Park, Illinois.
                   (Included as Exhibit 10.5 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000 and incorporated herein by reference.)

             10.6 Revolving Line of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000. (Included as Exhibit 10.6 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

                                  EXHIBIT 10.1
                               Advisory Agreement
                                     between
                         CNL Retirement Properties, Inc.
                                       and
                              CNL Retirement Corp.

                               ADVISORY AGREEMENT


     THIS ADVISORY AGREEMENT, dated as of September 17, 2001, is between CNL RETIREMENT PROPERTIES, INC., a corporation organized under the laws of the State of Maryland (the "Company") and CNL RETIREMENT CORP., a corporation organized under the laws of the State of Florida (the "Advisor").

                               W I T N E S S E T H
                               -------------------

     WHEREAS, the Company filed with the Securities and Exchange Commission a Registration Statement (No. 333-47411) on Form S-11 covering 15,500,000 of its common shares ("Initial Offering"), par value $.01, to be offered to the public;

     WHEREAS, the Company filed with the Securities and Exchange Commission a Registration Statement (No. 333-37480) on Form S-11 covering 15,500,000 of its common shares (the "2000 Offering"), par value $.01, to be offered to the public, and the Company may subsequently issue securities other than such Shares ("Securities") or otherwise raise additional capital;

     WHEREAS, the Initial Offering was terminated on September 18, 2000 and the 2000 Offering of 15,500,000 Shares commenced;

     WHEREAS, the Company is currently qualified as a REIT (as defined below), and intends to continue to invest its funds in investments permitted by the terms of the Registration Statement and Sections 856 through 860 of the Code (as defined below);

     WHEREAS, the Company desires to avail itself of the experience, sources of information, advice, assistance and certain facilities available to the Advisor and to have the Advisor undertake the duties and responsibilities hereinafter set forth, on behalf of, and subject to the supervision, of the Board of Directors of the Company all as provided herein; and

     WHEREAS, the Advisor is willing to undertake to render such services, subject to the supervision of the Board of Directors, on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

     (1) Definitions. As used in this Advisory Agreement (the "Agreement"), the following terms have the definitions hereinafter indicated:

     Acquisition Expenses. Any and all expenses incurred by the Company, the Advisor, or any Affiliate of either in connection with the selection or acquisition of any Property or the making of any Mortgage Loan, whether or not acquired, including, without limitation, legal fees and expenses, travel and communications expenses, costs of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses, and title insurance.

     Acquisition Fees. Any and all fees and commissions, exclusive of Acquisition Expenses, paid by any person or entity to any other person or entity (including any fees or commissions paid by or to any Affiliate of the Company or the Advisor) in connection with making or investing in Mortgage Loans or the purchase, development or construction of a Property, including, without limitation, real estate commissions, acquisition fees, finder's fees, selection fees, Development Fees, Construction Fees, nonrecurring management fees, consulting fees, loan fees, points, the Secured Equipment Lease Servicing Fee, or any other fees or commissions of a similar nature. Excluded shall be development fees and construction fees paid to any person or entity not affiliated with the Advisor in connection with the actual development and construction of any Property.

     Advisor. CNL Retirement Corp., a Florida corporation, any successor advisor to the Company, or any person or entity to which CNL Retirement Corp. or any successor advisor subcontracts substantially all of its functions.

     Affiliate or Affiliated. As to any individual, corporation, partnership, trust or other association (other than the Excess Shares Trust), (i) any Person or entity directly or indirectly through one or more intermediaries controlling, controlled by, or under common control with another person or entity; (ii) any Person or entity, directly or indirectly owning or controlling ten percent (10%) or more of the outstanding voting securities of another Person or entity; (iii) any officer, director, partner, or trustee of such Person or entity; (iv) any Person ten percent (10%) or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held, with power to vote, by such other Person; and (v) if such other Person or entity is an officer, director, partner, or trustee of a Person or entity, the Person or entity for which such Person or entity acts in any such capacity.

     Appraised Value. Value according to an appraisal made by an Independent Appraiser.

     Articles of Incorporation. The Articles of Incorporation of the Company under Title 2 of the Corporations and Associations Article of the Annotated Code of Maryland, as amended from time to time.

     Asset Management Fee. The fee payable to the Advisor for day-to-day professional management services in connection with the Company and its investments in Properties and Mortgage Loans pursuant to this Agreement.

     Assets.   Properties,   Mortgage  Loans  and  Secured   Equipment   Leases,
collectively.

     Average Invested Assets. For a specified period, the average of the aggregate book value of the assets of the Company invested, directly or indirectly, in equity interests in and loans secured by real estate before reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period.

     Board of Directors or Board. The persons holding such office, as of any particular time, under the Articles of Incorporation of the Company, whether they be the Directors named therein or additional or successor Directors.

     Bylaws. The bylaws of the Company, as the same are in effect from time to time.

     Cause. With respect to the termination of this Agreement, fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor, breach of this Agreement, a default by the Sponsor under the guarantee by the Sponsor to the Company or the bankruptcy of the Sponsor.

     Change of Control. A change of control of the Company of such a nature that would be required to be reported in response to the disclosure requirements of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as enacted and in force on the date hereof (the "Exchange
Act"), whether or not the Company is then subject to such reporting requirements; provided, however, that, without limitation, a change of control shall be deemed to have occurred if: (i) any "person" (within the meaning of Section 13(d) of the Exchange Act) is or becomes the "beneficial owner" (as that term is defined in Rule 13d-3, as enacted and in force on the date hereof, under the Exchange Act) of securities of the Company representing 8.5% or more of the combined voting power of the Company's securities then outstanding; (ii) there occurs a merger, consolidation or other reorganization of the Company which is not approved by the Board of Directors of the Company; (iii) there occurs a sale, exchange, transfer or other disposition of substantially all of the assets of the Company to another entity, which disposition is not approved by the Board of Directors of the Company; or (iv) there occurs a contested proxy solicitation of the Stockholders of the Company that results in the contesting party electing candidates to a majority of the Board of Directors' positions next up for election.

     Code. Internal Revenue Code of 1986, as amended from time to time, or any successor statute thereto. Reference to any provision of the Code shall mean such provision as in effect from time to time, as the same may be amended, and any successor provision thereto, as interpreted by any applicable regulations as in effect from time to time.

     Company. CNL Retirement Properties, Inc., a corporation organized under the laws of the State of Maryland.

     Company Property. Any and all property, real, personal or otherwise, tangible or intangible, including Mortgage Loans and Secured Equipment Leases, which is transferred or conveyed to the Company (including all rents, income, profits and gains therefrom), and which is owned or held by, or for the account of, the Company.

     Competitive Real Estate Commission. A real estate or brokerage commission for the purchase or sale of property which is reasonable, customary, and competitive in light of the size, type, and location of the property. The total of all real estate commissions paid by the Company to all Persons (including the Subordinated Disposition Fee payable to the Advisor) in connection with any Sale of one or more of the Company's Properties shall not exceed the lesser of (i) a Competitive Real Estate Commission or (ii) six percent of the gross sales price of the Property or Properties.

     Construction Fee. A fee or other remuneration for acting as a general contractor and/or construction manager to construct improvements, supervise and coordinate projects or provide major repairs or rehabilitation on a Property.

     Contract Purchase Price. The amount actually paid or allocated (as of the date of purchase) to the purchase, development, construction or improvement of property, exclusive of Acquisition Fees and Acquisition Expenses.

     Contract Sales Price. The total consideration received by the Company for the sale of Company Property.

     Development Fee. A fee for such activities as negotiating and approving plans and undertaking to assist in obtaining zoning and necessary variances and necessary financing for a specific Property, either initially or at a later date.

     Director. A member of the Board of Directors of the Company.

     Distributions. Any distributions of money or other property by the Company to owners of Equity Shares, including distributions that may constitute a return of capital for federal income tax purposes.

     Equipment. The furniture, fixtures and equipment used at Retirement Facilities by operators of Retirement Facilities.

     Equity Interest. The stock of or other interests in, or warrants or other rights to purchase the stock of or other interests in, any entity that has borrowed money from the Company or that is a tenant of the Company or that is a parent or controlling Person of any such borrower or tenant.

     Equity Shares. Transferable shares of beneficial interest of the Company of any class or series, including common shares or preferred shares.

     Good Reason. With respect to the termination of this Agreement, (i) any failure to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform the Company's obligations under this Agreement; or
(ii) any material breach of this Agreement of any nature whatsoever by the Company.

     Gross Proceeds. The aggregate purchase price of all Shares sold for the account of the Company through the Initial Offering or the 2000 Offering, as applicable, without deduction for Selling Commissions, volume discounts, the marketing support and due diligence expense reimbursement fee or Offering Expenses. For the purpose of computing Gross Proceeds, the purchase price of any Share for which reduced Selling Commissions are paid to the Managing Dealer or a Soliciting Dealer (where net proceeds to the Company are not reduced) shall be deemed to be $10.00.

     Retirement Facilities. Facilities at which health care services are provided, including, but not limited to, congregate living, assisted living, and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics.

     Independent Appraiser. A qualified appraiser of real estate as determined by the Board. Membership in a nationally recognized appraisal society such as the American Institute of Real Estate Appraisers ("M.A.I.") or the Society of
Real Estate Appraisers ("S.R.E.A.") shall be conclusive evidence of such qualification.

     Independent Director. A Director who is not and within the last two years has not been directly or indirectly associated with the Advisor by virtue of (i) ownership of an interest in the Advisor or its Affiliates, (ii) employment by the Advisor or its Affiliates, (iii) service as an officer or director of the Advisor or its Affiliates, (iv) performance of services, other than as a Director, for the Company, (v) service as a director or trustee of more than three real estate investment trusts advised by the Advisor, or (vi) maintenance of a material business or professional relationship with the Advisor or any of its Affiliates. A business or professional relationship is considered material if the gross revenue derived by the Director from the Advisor and Affiliates exceeds 5% of either the Director's annual gross revenue during either of the last two years or the Director's net worth on a fair market value basis. An indirect relationship shall include circumstances in which a Director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law are or have been associated with the Advisor, any of its Affiliates, or the Company.

     Independent Expert. A person or entity with no material current or prior business or personal relationship with the Advisor or the Directors and who is engaged to a substantial extent in the business of rendering opinions regarding the value of assets of the type held by the Company.

     Initial Offering. The initial public offering of up to 15,500,000 Shares that was terminated on September 18, 2000.

     Invested Capital. The amount calculated by multiplying the total number of Shares purchased by stockholders by the issue price, reduced by the portion of any Distribution that is attributable to Net Sales Proceeds and by any amounts paid by the Company to repurchase Shares pursuant to the Company's plan for redemption of Shares.

     Joint Ventures. The joint venture or general partnership arrangements in which the Company is a co-venturer or general partner which are established to acquire Properties.

     Line of Credit. A line of credit initially in an amount up to $45,000,000, the proceeds of which will be used to acquire Properties and make Mortgage Loans and Secured Equipment Leases.

     Listing. The listing of the Shares of the Company on a national securities exchange or over-the-counter market.

     Managing Dealer. CNL Securities Corp., an Affiliate of the Advisor, or such entity selected by the Board of Directors to act as the managing dealer for the Initial Offering and the 2000 Offering. CNL Securities Corp. is a member of the National Association of Securities Dealers, Inc.

     Mortgage Loans. In connection with mortgage financing provided by the Company, the notes or other evidence of indebtedness or obligations which are secured or collateralized by real estate owned by the borrower.

     Net Income. For any period, the total revenues applicable to such period, less the total expenses applicable to such period excluding additions to reserves for depreciation, bad debts or other similar non-cash reserves; provided, however, Net Income for purposes of calculating total allowable Operating Expenses (as defined herein) shall exclude the gain from the sale of the Company's assets.

     Net Sales Proceeds. In the case of a transaction described in clause (i)(A) of the definition of Sale, the proceeds of any such transaction less the amount of all real estate commissions and closing costs paid by the Company. In the case of a transaction described in clause (i)(B) of such definition, Net Sales Proceeds means the proceeds of any such transaction less the amount of any legal and other selling expenses incurred in connection with such transaction. In the case of a transaction described in clause (i)(C) of such definition, Net Sales Proceeds means the proceeds of any such transaction actually distributed to the Company from the Joint Venture. In the case of a transaction or series of transactions described in clause (i)(D) of the definition of Sale, Net Sales Proceeds means the proceeds of any such transaction less the amount of all commissions and closing costs paid by the Company. In the case of a transaction described in clause (ii) of the definition of Sale, Net Sales Proceeds means the proceeds of such transaction or series of transactions less all amounts generated thereby and reinvested in one or more Properties within 180 days thereafter and less the amount of any real estate commissions, closing costs, and legal and other selling expenses incurred by or allocated to the Company in connection with such transaction or series of transactions. Net Sales Proceeds shall also include, in the case of any lease of a Property consisting of a building only, any Mortgage Loan or any Secured Equipment Lease, any amounts from tenants, borrowers or lessees that the Company determines, in its discretion, to be economically equivalent to proceeds of a Sale. Net Sales Proceeds shall not include, as determined by the Company in its sole discretion, any amounts reinvested in one or more Properties, Mortgage Loans, or Secured Equipment Leases, to repay outstanding indebtedness, or to establish reserves.

     Offering Expenses. Any and all costs and expenses, other than Selling Commissions, the Soliciting Dealer Servicing Fee, and the 0.5% marketing support and due diligence expense reimbursement fee incurred by the Company, the Advisor or any Affiliate of either in connection with the formation, qualification and registration of the Company and the marketing and distribution of Shares, including, without limitation, the following: legal, accounting and escrow fees; printing, amending, supplementing, mailing and distributing costs; filing, registration and qualification fees and taxes; telegraph and telephone costs; and all advertising and marketing expenses, including the costs related to investor and broker-dealer sales meetings.

     Operating Expenses. All costs and expenses incurred by the Company, as determined under generally accepted accounting principles, which in any way are related to the operation of the Company or to Company business, including (a) advisory fees, (b) the Soliciting Dealer Servicing Fee, (c) the Asset Management Fee, (d) the Performance Fee and (e) the Subordinated Incentive Fee, but excluding (i) the expenses of raising capital such as Offering Expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and tax incurred in connection with the issuance, distribution, transfer, registration and Listing of the Shares, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad loan reserves, (v) the Advisor's subordinated 10% share of

Net Sales Proceeds, and (vi) Acquisition Fees and Acquisition Expenses, real estate commissions on the sale of property, and other expenses connected with the acquisition, and ownership of real estate interests, mortgage loans or other property (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

     Performance Fee. The fee payable to the Advisor upon termination of this Agreement under certain circumstances if certain performance standards have been met and the Subordinated Incentive Fee has not been paid.

     Permanent Financing. The financing (i) to acquire Assets, (ii) to pay the Secured Equipment Lease Servicing Fee, (iii) to pay a fee of 4.5% of any Permanent Financing, excluding amounts to fund Secured Equipment Leases, as Acquisition Fees, and (iv) to refinance outstanding amounts on the Line of Credit.

     Person. An individual, corporation, partnership, estate, trust (including a trust qualified under Section 401(a) or 501(c)(17) of the Code), a portion of a trust permanently set aside for or to be used exclusively for the purposes described in Section 642(c) of the Code, association, private foundation within the meaning of Section 509(a) of the Code, joint stock company or other entity, or any government or any agency or political subdivision thereof, and also includes a group as that term is used for purposes of Section 13(d)(3) of the Exchange Act, but does not include (i) an underwriter that participates in a public offering of Equity Shares for a period of sixty (60) days following the initial purchase by such underwriter of such Equity Shares in such public offering, or (ii) CNL Retirement Corp., during the period ending December 31, 1998, provided that the foregoing exclusions shall apply only if the ownership of such Equity Shares by an underwriter or CNL Retirement Corp. would not cause the Company to fail to qualify as a REIT by reason of being "closely held" within the meaning of Section 856(a) of the Code or otherwise cause the Company to fail to qualify as a REIT.

     Property or Properties. (i) The real properties, including the buildings located thereon, or (ii) the real properties only, or (iii) the buildings only, which are acquired by the Company, either directly or through joint venture arrangements or other partnerships.

     Prospectus. "Prospectus" means the same as that term as defined in Section 2(10) of the Securities Act of 1933, including a preliminary Prospectus, an offering circular as described in Rule 256 of the General Rules and Regulations under the Securities Act of 1933 or, in the case of an intrastate offering, any document by whatever name known, utilized for the purpose of offering and selling securities to the public.

     Real Estate Asset Value. The amount actually paid or allocated to the purchase, development, construction or improvement of a Property, exclusive of Acquisition Fees and Acquisition Expenses.

     Registration Statement. The Registration Statement (No. 333-47411) on Form S-11 registering the Shares to be sold in the Initial Offering or the Registration Statement (No. 333-37480) on Form S-11 registering the Shares to be sold in the 2000 Offering, as applicable.

     REIT. A "real estate investment trust" under Sections 856 through 860 of the Code.

     Sale or Sales. (i) Any transaction or series of transactions whereby: (A) the Company sells, grants, transfers, conveys, or relinquishes its ownership of any Property or portion thereof, including the lease of any Property consisting of the building only, and including any event with respect to any Property which gives rise to a significant amount of insurance proceeds or condemnation awards;
(B) the Company sells, grants, transfers, conveys, or relinquishes its ownership of all or substantially all of the interest of the Company in any Joint Venture in which it is a co-venturer or partner; (C) any Joint Venture in which the Company as a co-venturer or partner sells, grants, transfers, conveys, or relinquishes its ownership of any Property or portion thereof, including any event with respect to any Property which gives rise to insurance claims or condemnation awards; or (D) the Company sells, grants, conveys or relinquishes its interest in any Mortgage Loan or Secured Equipment Lease or portion thereof, including any event with respect to any Mortgage Loan or Secured Equipment Lease which gives rise to a significant amount of insurance proceeds or similar awards, but (ii) not including any transaction or series of transactions specified in clause (i)(A), (i)(B), or (i)(C) above in which the proceeds of such transaction or series of transactions are reinvested in one or more Properties within 180 days thereafter.

     Secured Equipment Leases. The Equipment financing made available by the Company to operators of Retirement Facilities pursuant to which the Company will finance, through loans or direct financing leases, the Equipment.

     Secured Equipment Lease Servicing Fee. The fee payable to the Advisor by the Company out of the proceeds of the Line of Credit or Permanent Financing for negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program equal to 2% of the purchase price of the Equipment subject to each Secured Equipment Lease and paid upon entering into such lease or loan.

     Securities. Any Equity Shares, Excess Shares, as such term is defined in the Company's Articles of Incorporation, any other stock, shares or other evidences of equity or beneficial or other interests, voting trust certificates, bonds, debentures, notes or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise, or in general any instruments commonly known as "securities" or any certificates of interest, shares or participations in, temporary or interim certificates for, receipts for, guarantees of, or warrants, options or rights to subscribe to, purchase or acquire, any of the foregoing.

     Shares. The common shares of the Company.

     Soliciting Dealers. Broker-dealers who are members of the National Association of Securities Dealers, Inc., or that are exempt from broker-dealer registration, and who, in either case, have executed participating broker or other agreements with the Managing Dealer to sell Shares.

     Soliciting Dealer Servicing Fee. An annual fee of .20% of Invested Capital (calculated using Shares sold in the 2000 Offering) on December 31 of each year, commencing in the year following the year in which the 2000 Offering terminates, payable to the Managing Dealer, which in turn may reallow all or a portion of such fee to the Soliciting Dealers whose clients hold Shares purchased in the 2000 Offering on such date.

     Sponsor. Any Person directly or indirectly instrumental in organizing, wholly or in part, the Company or any Person who will control, manage or participate in the management of the Company, and any Affiliate of such Person. Not included is any Person whose only relationship with the Company is that of an independent property manager of Company assets, and whose only compensation is as such. Sponsor does not include independent third parties such as attorneys, accountants, and underwriters whose only compensation is for professional services. A Person may also be deemed a Sponsor of the Company by:

     a. taking the initiative, directly or indirectly, in founding or organizing the business or enterprise of the Company, either alone or in conjunction with one or more other Persons;

     b. receiving a material participation in the Company in connection with the founding or organizing of the business of the Company, in consideration of services or property, or both services and property;

     c. having a substantial number of relationships and contacts with the Company;

     d.    possessing significant rights to control Company properties;

     e. receiving fees for providing services to the Company which are paid on a basis that is not customary in the industry; or

     f. providing goods or services to the Company on a basis which was not negotiated at arms length with the Company.

     Stockholders. The registered holders of the Company's Equity Shares.

     Stockholders' 8% Return. As of each date, an aggregate amount equal to an 8% cumulative, noncompounded, annual return on Invested Capital.

     Subordinated Disposition Fee. The Subordinated Disposition Fee as defined in Paragraph 9(c).

     Subordinated Incentive Fee. The fee payable to the Advisor under certain circumstances if the Shares are listed on a national securities exchange or over-the-counter market.

     Termination Date. The date of termination of the Agreement.

     Total Proceeds. The Gross Proceeds plus loan proceeds from Permanent Financing and amounts outstanding on the Line of Credit, if any, at the time of Listing, but excluding loan proceeds used to finance Secured Equipment Leases.

     Total Property Cost. With regard to any Company Property, an amount equal to the sum of the Real Estate Asset Value of such Property plus the Acquisition Fees paid in connection with such Property.

     2%/25% Guidelines. The requirement pursuant to the guidelines of the North American Securities Administrators Association, Inc. that, in any 12 month period, total Operating Expenses not exceed the greater of 2% of the Company's Average Invested Assets during such 12 month period or 25% of the Company's Net Income over the same 12 month period.

     2000 Offering. The 2000 public offering of 15,500,000 Shares that commenced upon completion of the Initial Offering.

     Valuation. An estimate of value of the assets of the Company as determined by an Independent Expert.

     (2) Appointment. The Company hereby appoints the Advisor to serve as its advisor on the terms and conditions set forth in this Agreement, and the Advisor hereby accepts such appointment.

     (3) Duties of the Advisor. The Advisor undertakes to use its best efforts to present to the Company potential investment opportunities and to provide a continuing and suitable investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the Directors. In performance of this undertaking, subject to the supervision of the Directors and consistent with the provisions of the Registration Statement, Articles of Incorporation and Bylaws of the Company, the Advisor shall, either directly or by engaging an Affiliate:

          (a) serve as the Company's investment and financial advisor and provide research and economic and statistical data in connection with the Company's assets and investment policies;

          (b)  provide  the daily  management  of the  Company  and  perform and
               supervise  the  various   administrative   functions   reasonably
               necessary for the management of the Company;

          (c) investigate, select, and, on behalf of the Company, engage and conduct business with such Persons as the Advisor deems necessary to the proper performance of its obligations hereunder, including but not limited to consultants, accountants, correspondents, lenders, technical advisors, attorneys, brokers, underwriters, corporate fiduciaries, escrow agents, depositaries, custodians, agents for collection, insurers, insurance agents, banks, builders, developers, property owners, mortgagors, and any and all agents for any of the foregoing, including Affiliates of the Advisor, and Persons acting in any other capacity deemed by the Advisor necessary or desirable for the performance of any of the foregoing services, including but not limited to entering into contracts in the name of the Company with any of the foregoing;

          (d) consult with the officers and Directors of the Company and assist the Directors in the formulation and implementation of the Company's financial policies, and, as necessary, furnish the Directors with advice and recommendations with respect to the making of investments consistent with the investment objectives and policies of the Company and in connection with any borrowings proposed to be undertaken by the Company;

          (e) subject to the provisions of Paragraphs 3(g) and 4 hereof, (i) locate, analyze and select potential investments in Properties and Mortgage Loans and potential lessees of Secured Equipment Leases, (ii) structure and negotiate the terms and conditions of transactions pursuant to which investment in Properties and Mortgage Loans will be made and Secured Equipment Leases will be offered by the Company; (iii) make investments in Properties and Mortgage Loans and enter into Secured Equipment Leases on behalf of the Company in compliance with the investment objectives and policies of the Company; (iv) arrange for financing and refinancing and make other changes in the asset or capital structure of, and dispose of, reinvest the proceeds from the sale of, or otherwise deal with the investments in, Property, Mortgage Loans and Secured Equipment Leases; and (v) enter into leases and service contracts for Company Property and, to the extent necessary, perform all other operational functions for the maintenance and administration of such Company Property;

          (f) provide the Directors with periodic reports regarding prospective investments in Properties and Mortgage Loans and prospective lessees or borrowers of Secured Equipment Leases;

          (g) obtain the prior approval of the Directors (including a majority of all Independent Directors) for any and all investments in Properties and Mortgage Loans, and in connection with the offering of Secured Equipment Leases;

          (h) negotiate on behalf of the Company with banks or lenders for loans to be made to the Company and negotiate on behalf of the Company with investment banking firms and broker-dealers or negotiate private sales of Shares and Securities or obtain loans for the Company, but in no event in such a way so that the Advisor shall be acting as broker-dealer or underwriter; and provided, further, that any fees and costs payable to third parties incurred by the Advisor in connection with the foregoing shall be the responsibility of the Company;

          (i) obtain reports (which may be prepared by the Advisor or its Affiliates), where appropriate, concerning the value of investments or contemplated investments of the Company in Properties, Mortgage Loans, and/or Secured Equipment Leases;

          (j) from time to time, or at any time reasonably requested by the Directors, make reports to the Directors of its performance of services to the Company under this Agreement;

          (k)  provide the Company with all necessary cash management services;

          (l) do all things necessary to assure its ability to render the services described in this Agreement;

          (m)  deliver to or  maintain  on behalf of the  Company  copies of all
               appraisals   obtained  in  connection  with  the  investments  in
               Properties and Mortgage Loans;

          (n) notify the Board of all proposed material transactions before they are completed; and

          (o) administer the Secured Equipment Lease program on behalf of the Company.

      (4) Authority of Advisor.

          (a) Pursuant to the terms of this Agreement (including the restrictions included in this Paragraph 4 and in Paragraph 7), and subject to the continuing and exclusive authority of the Directors over the management of the Company, the Directors hereby delegate to the Advisor the authority to (1) locate, analyze and select investment opportunities, (2) structure the terms and conditions of transactions pursuant to which investments will be made or acquired for the Company, (3) acquire Properties, make Mortgage Loans and offer Secured Equipment Leases in compliance with the investment objectives and policies of the Company, (4) arrange for financing or refinancing Property, Mortgage Loans and Secured Equipment Leases, (5) enter into leases and service contracts for the Company's Property, and perform other property management services, (6) oversee non-affiliated property managers and other non-affiliated Persons who perform services for the Company; and (7) undertake accounting and other record-keeping functions at the Property level.

          (b) Notwithstanding the foregoing, any investment in Properties or Mortgage Loans; or extension of a Secured Equipment Lease, including any acquisition of Property by the Company (as well as any financing acquired by the Company in connection with such acquisition), will require the prior approval of the Directors (including a majority of the Independent Directors).

          (c) If a transaction requires approval by the Independent Directors, the Advisor will deliver to the Independent Directors all documents required by them to properly evaluate the proposed investment in the Property, Mortgage Loan or Secured Equipment Lease.

     The prior approval of a majority of the Independent Directors and a majority of the Directors not otherwise interested in the transaction will be required for each transaction with the Advisor or its Affiliates.

     The Directors may, at any time upon the giving of notice to the Advisor, modify or revoke the authority set forth in this Paragraph 4. If and to the extent the Directors so modify or revoke the authority contained herein, the Advisor shall henceforth submit to the Directors for prior approval such proposed transactions involving investments in Property as thereafter require prior approval, provided, however, that such modification or revocation shall be effective upon receipt by the Advisor and shall not be applicable to investment transactions to which the Advisor has committed the Company prior to the date of receipt by the Advisor of such notification.

      (5) Bank Accounts. The Advisor may establish and maintain one or more bank accounts in its own name for the account of the Company or in the name of the Company and may collect and deposit into any such account or accounts, and disburse from any such account or accounts, any money on behalf of the Company, under such terms and conditions as the Directors may approve, provided that no funds shall be commingled with the funds of the Advisor; and the Advisor shall from time to time render appropriate accountings of such collections and payments to the Directors and to the auditors of the Company.

      (6) Records; Access. The Advisor shall maintain appropriate records of all its activities hereunder and make such records available for inspection by the Directors and by counsel, auditors and authorized agents of the Company, at any time or from time to time during normal business hours. The Advisor shall at all reasonable times have access to the books and records of the Company.

      (7) Limitations on Activities. Anything else in this Agreement to the contrary notwithstanding, the Advisor shall refrain from taking any action which, in its sole judgment made in good faith, would (a) adversely affect the status of the Company as a REIT, (b) subject the Company to regulation under the Investment Company Act of 1940, or (c) violate any law, rule, regulation or statement of policy of any governmental body or agency having jurisdiction over the Company, its Equity Shares or its Securities, or otherwise not be permitted by the Articles of Incorporation or Bylaws of the Company, except if such action shall be ordered by the Directors, in which case the Advisor shall notify promptly the Directors of the Advisor's judgment of the potential impact of such action and shall refrain from taking such action until it receives further clarification or instructions from the Directors. In such event the Advisor shall have no liability for acting in accordance with the specific instructions of the Directors so given. Notwithstanding the foregoing, the Advisor, its directors, officers, employees and stockholders, and stockholders, directors and officers of the Advisor's Affiliates shall not be liable to the Company or to the Directors or Stockholders for any act or omission by the Advisor, its directors, officers or employees, or stockholders, directors or officers of the Advisor's Affiliates except as provided in Paragraphs 19 and 20 of this Agreement.

      (8) Relationship with Directors. Directors, officers and employees of the Advisor or an Affiliate of the Advisor or any corporate parents of an Affiliate, or directors, officers or stockholders of any director, officer or corporate parent of an Affiliate may serve as a Director and as officers of the Company, except that no director, officer or employee of the Advisor or its Affiliates who also is a Director or officer of the Company shall receive any compensation from the Company for serving as a Director or officer other than reasonable reimbursement for travel and related expenses incurred in attending meetings of the Directors.

      (9) Fees.

          (a) Asset Management Fee. The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company under Paragraph 3 above a monthly fee in an amount equal to one-twelfth of .60% of the Company's Real Estate Asset Value and the outstanding principal amount of the Mortgage Loans (the "Asset Management Fee"), as of the end of the preceding month.
Specifically, Real Estate Asset Value equals the amount invested in the Properties wholly owned by the Company, determined on the basis of cost, plus, in the case of Properties owned by any Joint Venture or partnership in which the Company is a co-venturer or partner, the portion of the cost of such Properties paid by the Company, exclusive of Acquisition Fees and Expenses. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine.

          (b) Acquisition Fees. The Company shall pay the Advisor a fee in the amount of 4.5% of Total Proceeds as Acquisition Fees. Acquisition Fees shall be reduced to the extent that, and, if necessary to limit, the total compensation paid to all persons involved in the acquisition of any Property to the amount customarily charged in arm's-length transactions by other persons or entities rendering similar services as an ongoing public activity in the same geographical location and for comparable types of Properties and to the extent that other acquisition fees, finder's fees, real estate commissions, or other similar fees or commissions are paid by any person in connection with the transaction. The total of all Acquisition Fees and any Acquisition Expenses shall be limited in accordance with the Articles of Incorporation.

          (c) Subordinated Disposition Fee. If the Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the Independent Directors) in connection with the Sale of one or more Properties, the Advisor or an Affiliate shall receive a Subordinated Disposition Fee equal to the lesser of (i) one-half of a Competitive Real Estate Commission or (ii) 3% of the sales price of such Property or Properties. The Subordinated Disposition Fee will be paid only if Stockholders have received total Distributions in an amount equal to the sum of their aggregate Invested Capital and their aggregate Stockholders' 8% Return. To the extent that Subordinated Disposition Fees are not paid by the Company on a current basis due to the foregoing limitation, the unpaid fees will be accrued and paid at such time as the subordination conditions have been satisfied. The Subordinated Disposition Fee may be paid in addition to real estate commissions paid to non-Affiliates, provided that the total real estate commissions paid to all Persons by the Company shall not exceed an amount equal to the lesser of (i) 6% of the Contract Sales Price of a Property or (ii) the Competitive Real Estate Commission. In the event this Agreement is terminated prior to such time as the Stockholders have received total Distributions in an amount equal to 100% of Invested Capital plus an amount sufficient to pay the Stockholders' 8% Return through the Termination Date, an appraisal of the Properties then owned by the Company shall be made and the Subordinated Disposition Fee on Properties previously sold will be deemed earned if the Appraised Value of the Properties then owned by the Company plus total Distributions received prior to the Termination Date equals 100% of Invested Capital plus an amount sufficient to pay the Stockholders' 8% Return through the Termination Date. Upon Listing, if the Advisor has accrued but not been paid such Subordinated Disposition Fee, then for purposes of determining whether the subordination conditions have been satisfied, Stockholders will be deemed to have received a Distribution in the amount equal to the product of the total number of Shares outstanding and the average closing price of the Shares over a period, beginning 180 days after Listing, of 30 days during which the Shares are traded.

          (d) Subordinated Share of Net Sales Proceeds. The Subordinated Share of Net Sales Proceeds shall be payable to the Advisor in an amount equal to 10% of Net Sales Proceeds from Sales of assets of the Company after the Stockholders have received Distributions equal to the sum of the Stockholders' 8% Return and 100% of Invested Capital. Following Listing, no Subordinated Share of Net Sales Proceeds will be paid to the Advisor.

          (e) Subordinated Incentive Fee. Upon Listing, the Advisor shall be paid the Subordinated Incentive Fee in an amount equal to 10% of the amount by which (i) the market value of the Company, measured by taking the average closing price or average of bid and asked price, as the case may be, over a period of 30 days during which the Shares are traded, with such period beginning 180 days after Listing (the "Market Value"), plus the total Distributions paid to Stockholders from the Company's inception until the date of Listing, exceeds
(ii) the sum of (A) 100% of Invested Capital and (B) the total Distributions required to be paid to the Stockholders in order to pay the Stockholders' 8% Return from inception through the date the Market Value is determined. The Company shall have the option to pay such fee in the form of cash, Securities, a promissory note or any combination of the foregoing. The Subordinated Incentive Fee will be reduced by the amount of any prior payment to the Advisor of a deferred, subordinated share of Net Sales Proceeds from Sales of assets of the Company.

          (f) Secured Equipment Lease Servicing Fee. The Company shall pay to the Advisor out of the Proceeds of the Line of Credit or Permanent Financing as compensation for negotiating its respective Secured Equipment Leases and supervising the Secured Equipment Lease program a fee equal to 2% of the purchase price of the Equipment subject to each Secured Equipment Lease upon entering into such lease or loan.

          (g) Loans from Affiliates. If any loans are made to the Company by an Affiliate of the Advisor, the maximum amount of interest that may be charged by such Affiliate shall be the lesser of (i) 1% above the prime rate of interest charged from time to time by The Bank of New York and (ii) the rate that would be charged to the Company by unrelated lending institutions on comparable loans for the same purpose. The terms of any such loans shall be no less favorable than the terms available between non-Affiliated Persons for similar commercial loans.

          (h) Changes to Fee Structure. In the event of Listing, the Company and the Advisor shall negotiate in good faith to establish a fee structure appropriate for a perpetual-life entity. A majority of the Independent Directors must approve the new fee structure negotiated with the Advisor. In negotiating a new fee structure, the Independent Directors shall consider all of the factors they deem relevant, including, but not limited to: (i) the amount of the advisory fee in relation to the asset value, composition and profitability of the Company's portfolio; (ii) the success of the Advisor in generating opportunities that meet the investment objectives of the Company; (iii) the rates charged to other REITs and to investors other than REITs by Advisors performing the same or similar services; (iv) additional revenues realized by the Advisor and its Affiliates through their relationship with the Company, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees, whether paid by the REIT or by others with whom the REIT does business; (v) the quality and extent of service and advice furnished by the Advisor; (vi) the performance of the investment portfolio of the REIT, including income, conversion or appreciation of capital, and number and frequency of problem investments; and (vii) the quality of the Property, Mortgage Loan and Secured Equipment Lease portfolio of the Company in relationship to the investments generated by the Advisor for its own account. The new fee structure can be no more favorable to the Advisor than the current fee structure.

      (10) Expenses.

          (a) In addition to the compensation paid to the Advisor pursuant to Paragraph 9 hereof, the Company shall pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor in connection with the services it provides to the Company pursuant to this Agreement, including, but not limited to:

              (i) the Company's Offering Expenses;

              (ii) Acquisition Expenses incurred in connection with the selection and acquisition of Properties for goods and services provided by the Advisor at the lesser of the actual cost or 90% of the competitive rate charged by unaffiliated persons providing similar goods and services in the same geographic location;

              (iii) the actual cost of goods and services used by the Company and obtained from entities not affiliated with the Advisor, other than Acquisition Expenses, including brokerage fees paid in connection with the purchase and sale of securities;

              (iv) interest and other costs for borrowed money, including discounts, points and other similar fees;

              (v) taxes and assessments on income or Property and taxes as an expense of doing business;

              (vi) costs associated with insurance required in connection with the business of the Company or by the Directors;

              (vii) expenses of managing and operating Properties owned by the Company, whether payable to an Affiliate of the Company or a non-affiliated Person;

              (viii) all expenses in connection with payments to the Directors and meetings of the Directors and Stockholders;

              (ix) expenses associated with Listing or with the issuance and distribution of Shares and Securities, such as selling commissions and fees, advertising expenses, taxes, legal and accounting fees, Listing and registration fees, and other Offering Expenses;

              (x) expenses connected with payments of Distributions in cash or otherwise made or caused to be made by the Directors to the Stockholders;

              (xi) expenses of organizing, revising, amending, converting, modifying, or terminating the Company or the Articles of Incorporation;

              (xii) expenses of maintaining communications with Stockholders, including the cost of preparation, printing, and mailing annual reports and other Stockholder reports, proxy statements and other reports required by governmental entities;

              (xiii) expenses related to negotiating and servicing Mortgage Loans and Secured Equipment Leases;

              (xiv) expenses related to negotiating and servicing Secured Equipment Leases and administering the Secured Equipment Lease program;

              (xv) administrative service expenses (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the Advisor receives a separate fee at the lesser of actual cost or 90% of the competitive rate charged by unaffiliated persons providing similar goods and services in the same geographic location); and

              (xvi) audit, accounting and legal fees.

          (b) Expenses incurred by the Advisor on behalf of the Company and payable pursuant to this Paragraph 10 shall be reimbursed no less than monthly to the Advisor. The Advisor shall prepare a statement documenting the expenses of the Company during each quarter, and shall deliver such statement to the Company within 45 days after the end of each quarter.

      (11) Other Services. Should the Directors request that the Advisor or any director, officer or employee thereof render services for the Company other than set forth in Paragraph 3, such services shall be separately compensated at such rates and in such amounts as are agreed by the Advisor and the Independent Directors of the Company, subject to the limitations contained in the Articles of Incorporation, and shall not be deemed to be services pursuant to the terms of this Agreement.

      (12) Reimbursement to the Advisor. The Company shall not reimburse the Advisor at the end of any fiscal quarter for Operating Expenses that, in the four consecutive fiscal quarters then ended (the "Expense Year") exceed the greater of 2% of Average Invested Assets or 25% of Net Income (the "2%/25% Guidelines") for such year. Within 60 days after the end of any fiscal quarter of the Company for which total Operating Expenses for the Expense Year exceed the 2%/25% Guidelines, the Advisor shall reimburse the Company the amount by which the total Operating Expenses paid or incurred by the Company exceed the 2%/25% Guidelines. The Company will not reimburse the Advisor or its Affiliates for services for which the Advisor or its Affiliates are entitled to compensation in the form of a separate fee. All figures used in the foregoing computation shall be determined in accordance with generally accepted accounting principles applied on a consistent basis.

      (13) Other Activities of the Advisor. Nothing herein contained shall prevent the Advisor from engaging in other activities, including, without limitation, the rendering of advice to other Persons (including other REITs) and the management of other programs advised, sponsored or organized by the Advisor or its Affiliates; nor shall this Agreement limit or restrict the right of any director, officer, employee, or stockholder of the Advisor or its Affiliates to engage in any other business or to render services of any kind to any other partnership, corporation, firm, individual, trust or association. The Advisor may, with respect to any investment in which the Company is a participant, also render advice and service to each and every other participant therein. The Advisor shall report to the Directors the existence of any condition or circumstance, existing or anticipated, of which it has knowledge, which creates or could create a conflict of interest between the Advisor's obligations to the Company and its obligations to or its interest in any other partnership, corporation, firm, individual, trust or association. The Advisor or its Affiliates shall promptly disclose to the Directors knowledge of such condition or circumstance. If the Sponsor, Advisor, Director or Affiliates thereof have sponsored other investment programs with similar investment objectives which have investment funds available at the same time as the Company, it shall be the duty of the Directors (including the Independent Directors) to adopt the method set forth in the Registration Statement or another reasonable method by which properties are to be allocated to the competing investment entities and to use their best efforts to apply such method fairly to the Company.

      The Advisor shall be required to use its best efforts to present a continuing and suitable investment program to the Company which is consistent with the investment policies and objectives of the Company, but neither the Advisor nor any Affiliate of the Advisor shall be obligated generally to present any particular investment opportunity to the Company even if the opportunity is of character which, if presented to the Company, could be taken by the Company. The Advisor or its Affiliates may make such an investment in a property only after (i) such investment has been offered to the Company and all public partnerships and other investment entities affiliated with the Company with funds available for such investment and (ii) such investment is found to be unsuitable for investment by the Company, such partnerships and investment entities.

      In the event that the Advisor or its Affiliates is presented with a potential investment which might be made by the Company and by another investment entity which the Advisor or its Affiliates advises or manages, the Advisor and its Affiliates shall consider the investment portfolio of each entity, cash flow of each entity, the effect of the acquisition on the diversification of each entity's portfolio, rental payments during any renewal period, the estimated income tax effects of the purchase on each entity, the policies of each entity relating to leverage, the funds of each entity available for investment and the length of time such funds have been available for investment. In the event that an investment opportunity becomes available which is suitable for both the Company and a public or private entity which the Advisor or its Affiliates are Affiliated, then the entity which has had the longest period of time elapse since it was offered an investment opportunity will first be offered the investment opportunity.

      (14) Relationship of Advisor and Company. The Company and the Advisor are not partners or joint venturers with each other, and nothing in this Agreement shall be construed to make them such partners or joint venturers or impose any liability as such on either of them.

      (15) Term; Termination of Agreement. This Agreement shall continue in force until September 16, 2002, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. It is the duty of the Directors to evaluate the performance of the Advisor annually before renewing the Agreement, and each such agreement shall have a term of no more than one year.

      (16) Termination by Either Party. This Agreement may be terminated upon 60 days written notice without Cause or penalty, by either party (by a majority of the Independent Directors of the Company or a majority of the Board of Directors of the Advisor, as the case may be).

      (17) Assignment to an Affiliate. This Agreement may be assigned by the Advisor to an Affiliate with the approval of a majority of the Directors (including a majority of the Independent Directors). The Advisor may assign any rights to receive fees or other payments under this Agreement without obtaining the approval of the Directors. This Agreement shall not be assigned by the Company without the consent of the Advisor, except in the case of an assignment by the Company to a corporation or other organization which is a successor to all of the assets, rights and obligations of the Company, in which case such successor organization shall be bound hereunder and by the terms of said assignment in the same manner as the Company is bound by this Agreement.

      (18) Payments to and Duties of Advisor Upon Termination. Payments to the Advisor pursuant to this Paragraph (18) shall be subject to the 2%/25% Guidelines to the extent applicable.

          (a) After the Termination Date, the Advisor shall not be entitled to compensation for further services hereunder except it shall be entitled to receive from the Company within 30 days after the effective date of such termination all unpaid reimbursements of expenses and all earned but unpaid fees payable to the Advisor prior to termination of this Agreement, exclusive of disputed items arising out of possible unauthorized transactions.

          (b) Upon termination, the Advisor shall be entitled to payment of the Performance Fee if performance standards satisfactory to a majority of the Board of Directors, including a majority of the Independent Directors, when compared to (a) the performance of the Advisor in comparison with its performance for other entities, and (b) the performance of other advisors for similar entities, have been met. If Listing has not occurred, the Performance Fee, if any, shall equal 10% of the amount, if any, by which (i) the appraised value of the assets of the Company on the Termination Date, less the amount of all indebtedness secured by such assets, plus the total Distributions paid to stockholders from the Company's inception through the Termination Date, exceeds (ii) Invested Capital plus an amount equal to the Stockholders' 8% Return from inception through the Termination Date. The Advisor shall be entitled to receive all accrued but unpaid compensation and expense reimbursements in cash within 30 days of the Termination Date. All other amounts payable to the Advisor in the event of a termination shall be evidenced by a promissory note and shall be payable from time to time.

          (c) The Performance Fee shall be paid in 12 equal quarterly installments without interest on the unpaid balance, provided, however, that no payment will be made in any quarter in which such payment would jeopardize the Company's REIT status, in which case any such payment or payments will be delayed until the next quarter in which payment would not jeopardize REIT status. Notwithstanding the preceding sentence, any amounts which may be deemed payable at the date the obligation to pay the Performance Fee is incurred which relate to the appreciation of the Company's assets shall be an amount which provides compensation to the Advisor only for that portion of the holding period for the respective assets during which the Advisor provided services to the Company.

         (d) If Listing occurs, the Performance Fee, if any, payable thereafter will be as negotiated between the Company and the Advisor. The Advisor shall not be entitled to payment of the Performance Fee in the event this Agreement is terminated because of failure of the Company and the Advisor to establish, pursuant to Paragraph 9(h) hereof, a fee structure appropriate for a perpetual-life entity at such time, if any, as Listing occurs.

          (e) The Advisor shall promptly upon termination:

              (i) pay over to the Company all money collected and held for the account of the Company pursuant to this Agreement, after deducting any accrued compensation and reimbursement for its expenses to which it is then entitled;

              (ii) deliver to the Directors a full accounting, including a statement showing all payments collected by it and a statement of all money held by it, covering the period following the date of the last accounting furnished to the Directors;

              (iii) deliver to the Directors all assets, including Properties, Mortgage Loans, and Secured Equipment Leases, and documents of the Company then in the custody of the Advisor; and

              (iv) cooperate with the Company to provide an orderly management transition.

     (19) Indemnification by the Company. The Company shall indemnify and hold harmless the Advisor and its Affiliates, including their respective officers, directors, partners and employees, from all liability, claims, damages or losses arising in the performance of their duties hereunder, and related expenses, including reasonable attorneys' fees, to the extent such liability, claims, damages or losses and related expenses are not fully reimbursed by insurance, subject to any limitations imposed by the laws of the State of Maryland or the Articles of Incorporation of the Company. Notwithstanding the foregoing, the Advisor shall not be entitled to indemnification or be held harmless pursuant to this Paragraph 19 for any activity for which the Advisor shall be required to indemnify or hold harmless the Company pursuant to Paragraph 20. Any indemnification of the Advisor may be made only out of the net assets of the Company and not from Stockholders.

     (20) Indemnification by Advisor. The Advisor shall indemnify and hold harmless the Company from contract or other liability, claims, damages, taxes or losses and related expenses including attorneys' fees, to the extent that such liability, claims, damages, taxes or losses and related expenses are not fully reimbursed by insurance and are incurred by reason of the Advisor's bad faith, fraud, willful misfeasance, misconduct, negligence or reckless disregard of its duties, but the Advisor shall not be held responsible for any action of the Board of Directors in following or declining to follow any advice or recommendation given by the Advisor.

     (21) Notices. Any notice, report or other communication required or permitted to be given hereunder shall be in writing unless some other method of giving such notice, report or other communication is required by the Articles of Incorporation, the Bylaws, or accepted by the party to whom it is given, and shall be given by being delivered by hand or by overnight mail or other overnight delivery service to the addresses set forth herein:

To the Directors and to the Company:         CNL Retirement Properties, Inc.
                                             CNL Center at City Commons
                                             450 South Orange Avenue
                                             Orlando, Florida  32801

To the Advisor:                              CNL Retirement Corp.
                                             CNL Center at City Commons
                                             450 South Orange Avenue
                                             Orlando, Florida  32801

Either party may at any time give notice in writing to the other party of a change in its address for the purposes of this Paragraph 21.

     (22) Modification. This Agreement shall not be changed, modified, terminated, or discharged, in whole or in part, except by an instrument in writing signed by both parties hereto, or their respective successors or assignees.

     (23) Severability. The provisions of this Agreement are independent of and severable from each other, and no provision shall be affected or rendered invalid or unenforceable by virtue of the fact that for any reason any other or others of them may be invalid or unenforceable in whole or in part.

     (24) Construction. The provisions of this Agreement shall be construed and interpreted in accordance with the laws of the State of Florida.

     (25) Entire Agreement. This Agreement contains the entire agreement and understanding among the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements, understandings, inducements and conditions, express or implied, oral or written, of any nature whatsoever with respect to the subject matter hereof. The express terms hereof control and supersede any course of performance and/or usage of the trade inconsistent with any of the terms hereof. This Agreement may not be modified or amended other than by an agreement in writing.

     (26) Indulgences, Not Waivers. Neither the failure nor any delay on the part of a party to exercise any right, remedy, power or privilege under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, power or privilege preclude any other or further exercise of the same or of any other right, remedy, power or privilege, nor shall any waiver of any right, remedy, power or privilege with respect to any occurrence be construed as a waiver of such right, remedy, power or privilege with respect to any other occurrence. No waiver shall be effective unless it is in writing and is signed by the party asserted to have granted such waiver.

     (27) Gender. Words used herein regardless of the number and gender specifically used, shall be deemed and construed to include any other number, singular or plural, and any other gender, masculine, feminine or neuter, as the context requires.

     (28) Titles Not to Affect Interpretation. The titles of paragraphs and subparagraphs contained in this Agreement are for convenience only, and they neither form a part of this Agreement nor are they to be used in the construction or interpretation hereof.

     (29) Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument. This Agreement shall become binding when one or more counterparts hereof, individually or taken together, shall bear the signatures of all of the parties reflected hereon as the signatories.

     (30) Name. CNL Retirement Corp. has a proprietary interest in the name "CNL." Accordingly, and in recognition of this right, if at any time the Company ceases to retain CNL Retirement Corp. or an Affiliate thereof to perform the services of Advisor, the Directors of the Company will, promptly after receipt of written request from CNL Retirement Corp., cease to conduct business under or use the name "CNL" or any diminutive thereof and the Company shall use its best efforts to change the name of the Company to a name that does not contain the name "CNL" or any other word or words that might, in the sole discretion of the Advisor, be susceptible of indication of some form of relationship between the Company and the Advisor or any Affiliate thereof. Consistent with the foregoing, it is specifically recognized that the Advisor or one or more of its Affiliates has in the past and may in the future organize, sponsor or otherwise permit to exist other investment vehicles (including vehicles for investment in real estate) and financial and service organizations having "CNL" as a part of their name, all without the need for any consent (and without the right to object thereto) by the Company or its Directors.

     (31) Initial Investment. The Advisor has contributed to the Company $200,000 in exchange for 20,000 Equity Shares (the "Initial Investment"). The Advisor may not sell these shares while the Advisory Agreement is in effect, although the Advisor may transfer such shares to Affiliates. The restrictions included above shall not apply to any Equity Shares, other than the Equity Shares acquired through the Initial Investment, acquired by the Advisor or its Affiliates. The Advisor shall not vote any Equity Shares it now owns, or hereafter acquires, in any vote for the removal of Directors or any vote regarding the approval or termination of any contract with the Advisor or any of its Affiliates.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

                                          CNL RETIREMENT PROPERTIES, INC.

                                          By:  /s/ James M. Seneff, Jr.
                                              -------------------------
                                          Name:  James M. Seneff, Jr.
                                          Its:   Chairman of the Board and
                                                 Chief Executive Officer

                                          CNL RETIREMENT CORP.

                                          By: /s/ Robert A. Bourne
                                          Name: Robert A. Bourne
                                          Its: President