Form 10-K
period 2001-12-31
CNL RETIREMENT PROPERTIES INC
filed 2002-02-20
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to

                        Commission file number 000-32607

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

                     Common Stock, $0.01 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes    X       No
                                      ---------     ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the common stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share. Based on the $10 offering price of the Shares, $93,262,611 of our common stock was held by non-affiliates as of February 11, 2002.

     The number of Shares of common stock outstanding as of February 11, 2002 was 9,346,833.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant  incorporates  by  reference  portions  of  the  CNL  Retirement
Properties, Inc. Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2002.

                                    Contents

                                                                                                    Page
Part I
    Item 1.       Business                                                                          1-5
    Item 2.       Properties                                                                        5-6
    Item 3.       Legal Proceedings                                                                 6
    Item 4.       Submission of Matters to a Vote of Security Holders                               6

Part II
    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters             7
    Item 6.       Selected Financial Data                                                           8-9
    Item 7.       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                    10-16
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                        16
    Item 8.       Financial Statements and Supplementary Data                                       17-32
    Item 9.       Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure                                                     33

Part III
    Item 10.      Directors and Executive Officers of the Registrant                                33
    Item 11.      Executive Compensation                                                            33
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                    33
    Item 13.      Certain Relationships and Related Transactions                                    33

Part IV
    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                   33-35

Signatures                                                                                          36-37

Schedule III - Real Estate and Accumulated Depreciation                                             38-40

Exhibits

                                     PART I

Item 1.  Business

     CNL Retirement Properties, Inc. is a corporation which was organized pursuant to the laws of the state of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which were organized pursuant to the laws of the state of Delaware in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. CNL Retirement Partners, LP ("Retirement Partners") is a Delaware limited partnership formed in December 1999. Properties acquired are generally expected to be held by Retirement Partners or its wholly owned subsidiaries and, as a result, owned by CNL Retirement Properties, Inc. through such entities. CNL Retirement - GP/Holding Corp. was formed in June 2001 to serve as the general partner of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring future properties. The terms "Company" or "Registrant" include CNL Retirement Properties, Inc. and its subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp., CNL Retirement Partners, LP and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

     The Company was formed primarily to acquire real estate properties ("Properties") related to seniors' housing and retirement facilities ("Retirement Facilities") located across the United States. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis to operators of Retirement Facilities. Under the Company's triple-net leases, the lessees generally will be responsible for repairs, maintenance, property taxes, utilities and insurance. The Company may provide mortgage financing (the "Mortgage Loans") to operators of Retirement Facilities secured by real estate owned by the borrower. However, because it prefers to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of no more than 5 percent to 10 percent of the Company's total assets. The Company expects that the interest rates and terms of the Mortgage Loans will be similar to those of its leases. To a lesser extent, the Company also may provide furniture, fixtures and equipment ("Equipment") financing through loans or direct financing leases (collectively, the "Secured Equipment Leases"). The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company's total assets.

     On September 18, 1998, the Company commenced an offering to the public of up to 15,500,000 shares of common stock (the "Shares") ($155,000,000) (the "Initial Offering") pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. Of the 15,500,000 Shares of common stock offered, 500,000 ($5,000,000) were available only to stockholders who elected to participate in the Company's reinvestment plan. Upon termination of the Initial Offering on September 18, 2000, the Company had received aggregate subscription proceeds of $9,718,974 (971,898 Shares), including $50,463 (5,046 Shares)
through the Company's reinvestment plan. Immediately following the termination of the Initial Offering, the Company commenced an offering of up to 15,500,000 Shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 Shares of common stock offered, up to 500,000 are available to stockholders purchasing Shares through the distribution reinvestment plan. The 2000 Offering will expire no later than September 5, 2002. As of December 31, 2001, the Company had received total proceeds from the Initial Offering and the 2000 Offering of $71,211,344 (7,121,131 Shares), including $381,407 (38,141 Shares)
through the distribution reinvestment plan.

     As of December 31, 2001, net proceeds to the Company from its offerings of Shares and capital contributions from the CNL Retirement Corp. (the "Advisor"), after deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses, totaled approximately $63,100,000. The Company had used approximately $26,000,000 of net offering proceeds and $8,100,000 in advances relating to its line of credit, described below, to invest approximately $34,100,000 in three assisted living Properties. As of December 31, 2001, the Company had repaid the advance on its line of credit and had also paid approximately $4,080,000 in acquisition fees and acquisition expenses, leaving approximately $24,920,000 available for investment in Properties and Mortgage Loans.

     On January 10, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 Shares of common stock ($450,000,000) (the "2002 Offering") in an offering expected to commence immediately following the completion of the 2000 Offering. Of the 45,000,000 Shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing Shares through the reinvestment plan.

     During the period January 1, 2002, through February 11, 2002, the Company received additional net offering proceeds of approximately $19,300,000, received permanent financing of approximately $13,000,000 and invested approximately $28,200,000 in two additional assisted living Properties. The Company also paid additional acquisition fees and costs of approximately $1,610,000, leaving approximately $27,410,000 for investment in Properties and Mortgage Loans as of February 11, 2002. The Company expects to use the uninvested net proceeds, plus any additional net proceeds from the sale of Shares from the 2000 Offering and the 2002 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The Company currently has a $25,000,000 line of credit available, as described below. Borrowings on the line of credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The maximum amount the Company may borrow is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2000 Offering and the 2002 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists its Shares on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that Listing will occur.

     The Company's primary investment objectives are to preserve, protect and enhance the Company's assets while (i) making quarterly distributions to stockholders; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions to stockholders) and providing protection against inflation through automatic increases in base rent, or increases in base rent based on increase in consumer price indices over the term of the lease and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment, through (a) Listing of the Shares on a national securities exchange or over-the-counter market, or (b) if Listing does not occur by December 31, 2008, the commencement of orderly sales of the Company's assets (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT) and distribution of the proceeds thereof. There can be no assurance that these investment objectives will be met.

     For the next seven years, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds from the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds from the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness. At or prior to the end of such seven-year period, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the Shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to use any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases. The Company's Articles of Incorporation provide, however, that if Listing does not occur by December 31, 2008, the Company thereafter will undertake the orderly liquidation of the Company and the sale of the Company's assets and will distribute any net sales proceeds to stockholders. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

     In deciding the precise timing and terms of Property sales, CNL Retirement Corp. ("the Advisor"), will consider factors such as national and local market conditions, potential capital appreciation, cash flows and federal income tax considerations. The terms of certain leases, however, may require the Company to sell a Property at an earlier time if the tenant exercises its option to purchase a Property after a specified portion of the lease term has elapsed. The Company will have no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain tenants. In connection with sales of Properties, purchase money obligations may be taken by the Company as partial payment of the sales price. The terms of payment will be affected by custom in the area in which the Property is located and prevailing economic conditions. When a purchase money obligation is accepted in lieu of cash upon the sale of a Property, the Company will continue to have a mortgage on the Property and the proceeds of the sale will be realized over a period of years rather than at closing of the sale.

     It is anticipated that if the Company wishes at any time to sell a Property pursuant to a bona fide offer from a third party, the tenant of that Property will have the right to purchase the Property for the same price, and on the same terms and conditions, as contained in the offer. In certain cases, the tenant also may have the right to purchase the Property seven to 20 years after commencement of the lease at a purchase price equal to the greater of (i) the appraised value of the Property, or (ii) a specified amount, generally equal to the Company's purchase price of the Property plus a predetermined percentage of the Company's purchase price.

     If the Company enters into any Secured Equipment Leases, the Company does not anticipate selling the Secured Equipment Leases prior to expiration of the lease term, except in the event that the Company undertakes orderly liquidation of its assets. In addition, if the Company provides any Mortgage Loans, the Company does not anticipate selling any Mortgage Loans prior to the expiration of the loan term, except in the event (i) the Company owns the Property (land only) underlying the building improvements which secures the Mortgage Loan and the sale of the Property occurs, or (ii) the Company undertakes an orderly sale of its assets.

Property Leases

     As of December 31, 2001, the Company had acquired three Properties located in Orland Park, Illinois (the "Orland Park Property"), Arlington, Texas (the "Arlington Property") and Boca Raton, Florida (the "Boca Raton Property"). The leases provide for an initial term of 15 years and expire between 2015 and 2016. The leases are on a triple-net lease basis, meaning the tenants are required to pay all repairs, maintenance, property taxes, utilities and insurance. The tenants are also required to pay for special assessments and the cost of any renovations permitted under the leases. The leases provide for minimum base annual rent payments (generally payable in monthly installments) ranging from approximately $991,000 to $1,350,000. The leases provide that the base rent required under the terms of the leases will increase at predetermined intervals during the terms of the leases. In addition to annual base rent, the tenants will also pay contingent rent computed as a percentage of gross sales of the Properties. The lease for the Orland Park Property also provides for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally will be responsible for replenishing the reserve fund and for paying a specified return on the amount of capital expenditures or repairs paid for by the Company in excess of amounts in the reserve fund.

Major Tenants

     BG Orland Park, LLC, ARC Pecan Park LP, and ARC Boca Raton, Inc. each contributed more than 10 percent of the Company's total rental income for the year ended December 31, 2001. These Properties operate as either a Marriott or an American Retirement Corporation brand chain. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the Marriott or American Retirement Corp. brand chains would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced by the Company's initial and continuing due diligence procedures.

Certain Management Services

     Pursuant to an advisory agreement (the "Advisory Agreement"), the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, lines of credit and Secured Equipment Leases; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor is also responsible for providing information to the Company about the status of the leases, Properties, Mortgage Loans, Secured Equipment Leases, any lines of credit and any permanent financing. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives an asset management fee, which is payable monthly, in an amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value"), plus one-twelfth of 0.60 percent of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of borrowings, equal to 2 percent of the purchase price of the equipment subject to each Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee"). For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor receives an acquisition fee equal to 4.5 percent of gross proceeds from the offerings, loan proceeds from permanent financing (the "Permanent Financing") and amounts outstanding on the line of credit, if any, at the time of Listing, but excluding that portion of the Permanent Financing used to finance Secured Equipment Leases.

     The Advisory Agreement continues until September 16, 2002, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by either party.

Borrowing

     The Company has a line of credit (the "Line of Credit") which allows the Company to receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the Line of Credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75 percent through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. The Company obtained an advance of $8,100,000 relating to the Line of Credit during the year ended December 31, 2000, in connection with the purchase of the Orland Park Property. As of December 31, 2001, the Company had repaid this advance and had no amounts outstanding on the Line of Credit.

     The Company currently plans to obtain one or more additional revolving lines of credit in an aggregate amount of up to $45,000,000 to acquire assets and to pay certain fees. The Line of Credit may be increased at the discretion of the Board of Directors. The Line of Credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or Permanent Financing. The Board of Directors anticipates that the Permanent Financing will not exceed 30 percent of the Company's total assets. However, in accordance with the Company's Articles of Incorporation, the aggregate maximum amount the Company may borrow is 300 percent of the Company's net assets (as defined in the Company's prospectus). The Company assumed Permanent Financing of approximately $13,000,000 in connection with the purchase of a Property on February 11, 2002. However, there is no assurance that the Company will obtain additional Permanent Financing on satisfactory terms. The Board of Directors may elect to encumber assets in connection with any borrowing.

Competition

     The Company will be in competition with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to, banks and insurance companies, many of which will have greater financial resources than the Company, in the acquisition, leasing and financing of Retirement Facilities. Further, non-profit entities are particularly suited to make investments in senior care facilities because of their ability to finance acquisitions through the issuance of tax-exempt bonds, providing non-profit entities with a relatively lower cost of capital as compared to for-profit purchasers. In addition, in certain states, Retirement Facilities owned by non-profit entities are exempt from taxes on real property. As profitability increases for investors in retirement properties, competition among investors likely will become increasingly intense.

Employees

     Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.


Item 2.  Properties

     As of December 31, 2001, the Company owned three private-pay, assisted living Properties located in Orland Park, Illinois, Boca Raton, Florida and Arlington, Texas. As of February 11, 2002, the Company had acquired two additional Properties located in Oak Park, Illinois, and Coconut Creek, Florida. Generally, Properties acquired or to be acquired by the Company conform to the following specifications of size, cost and type of land and buildings:

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

     Continuing Care Retirement Communities. Congregate living facilities sometimes have assisted living and/or skilled nursing facilities attached or adjacent to their locations. When this occurs, the projects are often referred to as continuing care retirement communities or life care communities. The intent of continuing care retirement communities or life care communities is to provide a continuum of care to the residents. As residents age and their health care needs increase, they can receive the care they need without having to move away from the "community" which has become their home. Continuing care retirement communities typically operate on a fee-for-service basis and the units are rented on a monthly basis to residents, while life care centers generally charge an entrance fee that is partially refundable and covers the cost of all of the resident's health care-related services, plus a monthly maintenance fee.

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

     Either before or after construction or renovation, the Properties to be acquired by the Company will be one of a Retirement Facility operator's approved designs. Generally, Properties to be acquired by the Company will consist of both land and building, although in a number of cases the Company may acquire only the land underlying the building with the building owned by the tenant or a third party, and also may acquire the building only with the land owned by a third party. In general, the Properties will be freestanding and surrounded by paved parking areas and landscaping. Although buildings may be suitable for conversion to various uses through modifications, some Properties may not be economically convertible to other uses.

     A tenant generally will be required by the lease agreement to make capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment and maintain the leasehold in a manner that allows operation for its intended purpose. These capital expenditures generally will be paid by the tenant during the term of the lease.

     Leases with Major Tenants. The terms of the leases with the Company's major tenants as of December 31, 2001 are described as follows:

     BG Orland Park, LLC leases the Orland Park Property located in Orland Park, Illinois. The initial term of the lease is 15 years (expiring in 2015) and minimum annual rent is approximately $1,350,000.

     ARC Pecan Park, LP leases the Arlington Property located in Arlington, Texas. The lease has an initial term of 15 years (expiring in 2016), provides for two consecutive renewal options of five years each and requires payment of minimum annual rent of approximately $1,084,000.

     ARC Boca Raton, Inc. leases the Boca Raton Property located in Boca Raton, Florida. The lease has an initial term 15 years (expiring in 2016), provides for two consecutive renewal options of five years each and requires the payment of minimum annual rent of approximately $991,000.


Item 3.  Legal Proceedings

     Neither the  Company,  nor any of its  subsidiaries,  nor their  respective
Properties,   is  a  party  to,  or  subject  to,  any  material  pending  legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of February 11, 2002, there were 3,204 stockholders of record of common stock. There is no public trading market for the Shares, and even though the Company intends to list the Shares on a national securities exchange or over-the-counter market within seven years, there is no assurance that a public market for the Shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholders' Shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such Shares presented for redemption for cash, at a redemption price equal to the then current offering price, which the Company anticipates will continue to be $10.00 per Share, until Listing occurs, less a discount of 8.0 percent, for a net redemption price of $9.20 per Share. Redemption are limited to the extent sufficient funds are available. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder's Shares may not be redeemed. Any Shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. During the year ended December 31, 2001 and 2000, 3,415 and 3,316 Shares, respectively, were redeemed at $9.20 per Share (for a total of $31,420 and $30,508, respectively) and retired from Shares outstanding of common stock. No Shares were redeemed prior to 2000.

     As of December 31, 2001, the offering price per Share of common stock was $10. Based on the continued sale of Shares through February 11, 2002, for $10 per Share, the Company estimates that the value of its Shares is $10 per Share. The Company's Shares are not publicly traded. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per Share may not be realized when an investor seeks to liquidate his or her common stock.

     The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2001 and 2000, the Company declared cash distributions of $1,507,322 and $502,078, respectively, to stockholders. For the years ended December 31, 2001 and 2000, approximately 65 percent and 54 percent, respectively, of distributions paid to stockholders were considered ordinary income and approximately 35 percent and 46 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2001 and 2000, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distribution and distributions per Share:

               2001 Quarter                First          Second         Third          Fourth           Year
      -------------------------------   ------------    -----------    -----------    -----------    --------------

      Total distributions declared         $219,887       $247,922       $312,583       $726,930        $1,507,322
      Distributions per Share                0.1749         0.1749         0.1749         0.1749            0.6996

               2000 Quarter                First          Second         Third          Fourth           Year
      -------------------------------   ------------    -----------    -----------    -----------    --------------

      Total distributions declared         $ 43,593       $108,932       $160,911       $188,642          $502,078
      Distributions per Share                0.0750         0.1537         0.1749         0.1749            0.5785

     On January 1, 2002 and February 1, 2002, the Company declared distributions to stockholders totalling $415,936 and $513,585, respectively, ($0.0583 per Share) payable in March 2002, to stockholders of record on January 1, 2002 and February 1, 2002, respectively.

     The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter.

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof.


                                            2001            2000            1999 (1)       1998 (2)     1997 (2)(3)
                                          -----------     -----------     -----------    -----------    ------------
Year Ended December 31:
     Revenues                             $ 1,899,619     $ 1,084,730      $   86,231    $        --     $        --
     General operating and
       administrative expenses (4)            395,268         340,086          79,261             --              --
     Organizational costs                          --              --          35,000             --              --
     Net earnings (loss)                      915,965         224,778         (28,390)            --              --
     Cash distributions declared            1,507,322         502,078          50,404             --              --
     Cash from operations                   2,173,379       1,096,019          12,851             --              --
     Cash used in investing
       activities                         (22,931,469)    (14,428,703)             --             --              --
     Cash from (used in) financing
       activities                          47,301,313       8,766,346       4,731,279       (199,908)        200,000
     Funds from operations (5)              1,439,908         527,962         (28,390)            --              --
     Earnings (loss) per Share                   0.38            0.27           (0.07)            --              --
     Cash distributions declared
       per Share                                 0.70            0.58            0.13             --              --

     Weighted average number
       of Shares outstanding (6)            2,391,072         845,833         412,713             --              --

At December 31:
     Total assets                        $ 64,446,889     $14,688,560      $5,088,560    $   976,579     $   280,330
     Total stockholders' equity (7)        60,910,042       9,203,548       3,292,137        200,000         200,000


(1) No operations commenced until the Company received minimum offering proceeds of $2,500,000 and funds were released from escrow on July 14, 1999.

(2) No significant operations had commenced because the Company was in its development stage.

(3) Selected financial data for 1997 represents the period December 22, 1997, (date of inception) through December 31, 1997.

(4) In accordance with the Company's prospectus, to the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"), the Advisor shall reimburse the Company within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap. During the years ended December 31, 2001 and 2000, the Advisor reimbursed the Company $145,015 and $213,886, respectively, in operating expenses.

(5) Funds from operations ("FFO"), based on the revised definition adopted by the Board of Governors of the National Association of Real Estate
      Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease.) During the years ended December 31, 2001 and 2000, net earnings included $76,665 and $21,128, respectively, of these amounts. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

(6) The weighted average number of Shares outstanding for the year ended December 31, 1999, is based upon the period the Company was operational.

(7) As required by the Securities and Exchange Commission, stockholders' equity includes the amount of accumulated distributions in excess of net earnings. This represents the amount of distributions that the Company has paid in excess of the net earnings. Net earnings, as determined in accordance with GAAP, includes noncash items including accrued rent, depreciation and amortization and, therefore, is not considered to be indicative of the amount of cash available for distribution. In addition, FF&E reserve income is not included in cash available for distribution. During the years ended December 31, 2001 and 2000, net earnings included $419,262 and $270,182, respectively, of such noncash items. For the year ending December 31, 1999, net earnings did not include any noncash items.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This information contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are generally characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate conditions, availability of capital from borrowings under the Company's Line of Credit, continued availability of proceeds from the Company's offerings, the ability of the Company to obtain additional Permanent Financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable tenants for its Properties and borrowers for its Mortgage Loans and Secured Equipment Leases, and the ability of such tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

                                  Introduction

The Company

     The Company was formed to acquire Properties related to seniors' housing and Retirement facilities located across the United States. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties will be leased on a long-term, "triple-net" basis. The Company may also provide Mortgage Loans to operators of Retirement Facilities in the aggregate principal amount of approximately 5 percent to 10 percent of the Company's total assets. The Company also may offer Secured Equipment Leases to operators of Retirement Facilities. The aggregate principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company's total assets.

                         Liquidity and Capital Resources

Common Stock Offerings

     Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, effective September 18, 1998, the Company registered for sale an aggregate of up to $155,000,000 of Shares of common stock (15,500,000 Shares at $10 per Share), with 500,000 of such Shares available only to stockholders who elected to participate in the Company's reinvestment plan. In connection with the Initial Offering, the Company received subscription proceeds of $9,718,974 (971,898 Shares), including $50,463 (5,046 Shares) through the reinvestment plan. Immediately following the completion of the Initial Offering, the Company commenced the 2000 Offering. Of the 15,500,000 Shares ($155,000,000) of common stock offered in the 2000 Offering, up to 500,000 are available to stockholders purchasing Shares through the reinvestment plan. The managing dealer of the offerings of Shares of the Company is CNL Securities Corp., an affiliate of the Advisor.

     As of December 31, 2001, the Company had received aggregate proceeds from its Initial Offering, the 2000 Offering and contributions from the Advisor of $71,411,344 (7,141,131 Shares), including $381,407 (38,141 Shares) through its reinvestment plan. As of December 31, 2001, the Company had received net offering proceeds of approximately $63,100,000 following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees and offering expenses. The Company has used approximately $34,100,000 of the net proceeds to invest in three Retirement Facilities (see "Property Acquisitions" below.)

     On January 10, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange commission in connection with the proposed sale by the Company of up to an additional 45,000,000 Shares of common stock ($450,000,000) in an offering expected to commence immediately following the completion of the 2000 Offering. Of the 45,000,000 Share of common stock to be offered in the 2002 Offering, up to 5,000,000 will be available to stockholders purchasing Shares through the Reinvestment Plan.

     During the period January 1, 2002 to February 11, 2002, the Company received additional net offering proceeds of $22,124,327. The Company expects to use any uninvested net proceeds, plus any additional net proceeds from the 2000 Offering and the 2002 Offering to purchase additional Properties and to invest in Mortgage Loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving
$25,000,000 initial Line of Credit. The Company has also obtained Permanent Financing. The Line of Credit may be repaid with offering proceeds, proceeds from the sale of assets, working capital or Permanent Financing. The aggregate amount of any Permanent Financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

     Apart from the effects of reduced economic activity in general following the events of September 11, 2001, management does not anticipate that the events of September 11 will have a direct effect on the health care and seniors' housing industries. However, Marriott International, Inc., which has extensive investments in the hospitality industry, guarantees, within certain limitations, the obligations of the tenant of the Company's Orland Park Property to pay minimum rent under the lease for the property. To the extent that business or leisure travel is substantially reduced for a lengthy period of time, the business of Marriott International, Inc. may be affected. Management does not anticipate that the events of September 11 will have a significant effect on the Company's ability to raise capital in equity offerings. Gross offering proceeds during the year ended December 31, 2001 exceeded levels of previous years. In addition, the Company has received gross offering proceeds of $22,124,327 during the period of January 1, 2002 through February 11, 2002. Management expects that future offering proceeds and amounts available under the Company's Line of Credit will be sufficient to meet the Company's capital requirements.

Redemptions

     In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder who has held Shares for at least one year may present all or any portion equal to at least 25 percent of their Shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the Shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of Shares redeemed by the Company exceed 5 percent of the number of Shares of the Company's outstanding common stock at the beginning of such 12-month period. During the years ended December 31, 2001 and 2000, 3,415 and 3,316 Shares, respectively, were redeemed at $9.20 per Share (for a total of $31,420 and $30,508, respectively) and retired from Shares outstanding of common stock. No Shares were redeemed prior to 2000.

Line of Credit and Security Agreement

     The Company has a Line of Credit which allows the Company to receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, in the bank's reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the Line of Credit will bear interest at either (i) a rate per annum equal to LIBOR plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75 percent through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable Property during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. During the year ended December 31, 2000, the Company obtained an advance on the Line of Credit of $8,100,000. As of December 31, 2001, the Company had repaid this advance and had no amounts outstanding on its Line of Credit.

Market Risk

     There were no amounts outstanding on the Company's Line of Credit at December 31, 2001. The interest rate on the first $9,700,000 drawn (the "Initial Draw") on the Company's Line of Credit will be 8.75% through April 1, 2002. The Company is subject to interest rate risk through advances greater than the Initial Draw and/or amounts outstanding on the Initial Draw as of April 1, 2002, on its variable rate Line of Credit.

Property Acquisitions

     On April 20, 2000, the Company used offering proceeds of $5,748,900 and advances under its Line of Credit of $8,100,000 to acquire its first Property, a private-pay, assisted living community in Orland Park, Illinois. The Orland Park Property is a Brighton Gardens by Marriott in Orland Park, Illinois. In connection with the purchase of the Orland Park Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

     On November 9, 2001, the Company used net offering proceeds of $10,578,750 to acquire the Broadway Plaza at Pecan Park, an American Retirement Corporation assisted living property located in Arlington, Texas, a suburb of the Dallas/Fort Worth area. The Arlington Property, which opened in August 2000, includes 80 assisted living units and 15 units for residents with Alzheimer's and related memory disorders. In connection with the purchase of the Arlington Property, the Company, as lessor, entered into a long-term, triple-net lease agreement. The Company and the tenant of the Arlington Property have also entered into an agreement, whereby, the Arlington Property may be divided into two parcels of land, the developed land that includes the building and surrounding grounds (approximately 4.4 acres) and an adjacent parcel of undeveloped land (approximately 2.8 acres.) The tenant of the Arlington Property has the option to purchase the undeveloped parcel of land for $1. The purchase option expires in 2011 and the Company may buy out the purchase option at any time prior to its expiration for $600,000, the fair market value of the undeveloped land at acquisition. Development of the land is subject to certain limitations imposed by the Company. At December 31, 2001, the Company has assigned no value to the undeveloped parcel of land. In the event that the Company buys out the tenant's option, the costs of the land will be capitalized at that time.

     In addition, on November 9, 2001, the Company used net offering proceeds of $9,672,000 to acquire the Homewood Residence at Boca Raton, an American Retirement Corporation assisted living Property located in Boca Raton, Florida, approximately 20 miles north of Fort Lauderdale, Florida. The Boca Raton Property, which opened in October 2000, includes 60 assisted living units and 14 units for residents with Alzheimer's and related memory disorders. In connection with the purchase of the Boca Raton Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

     On February 11, 2002, the Company used net offering proceeds of approximately $9,700,000 to acquire the Homewood Residence at Coconut Creek, an American Retirement Corporation assisted living property located in Coconut Creek, Florida (the "Coconut Creek Property"). In connection with the purchase of the Coconut Creek Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

     In addition, on February 11, 2002, the Company used net offering proceeds of approximately $5,500,000 and assumed permanent financing of approximately $13,000,000 to acquire Holley Court Terrace, an American Retirement Corporation assisted living property located in Oak Park, Illinois (the "Oak Park Property"). In connection with the purchase of the Oak Park Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

     The Company has also made initial commitments to acquire the Heritage Club located in Greenwood Village, Colorado (the "Greenwood Village Property"). The Company's estimated purchase price for the Greenwood Village Property will be approximately $17,900,000 and may be partially funded through Permanent Financing.

     In addition, the Company has made initial commitments to acquire the five additional properties in California, Maryland, Ohio and Massachusetts. The Company's estimated purchase price for these Properties will be approximately $58,800,000 and may be partially funded through Permanent Financing and minority interest.

Cash and Cash Equivalents

     Until Properties are acquired or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At December 31, 2001, the Company had $26,721,107 invested in such short-term investments as compared to $177,884 at December 31, 2000. The increase in the amount invested in short-term investments was primarily attributable to subscription proceeds received from the sale of Shares during the year ended December 31, 2001, partially offset by the purchase of the Arlington Property and the Boca Raton Property and repayments on the Line of Credit. The funds remaining at December 31, 2001, along with additional funds expected to be received from the sale of Shares, will be used primarily to purchase additional Properties, to make Mortgage Loans, to pay offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

     During the years ended December 31, 2001 and 2000, the Company generated cash from operations (which includes cash received from its tenants and interest, less cash paid for operating expenses) of $2,173,379 and $1,096,019, respectively. For the years ended December 31, 2001 and 2000, cash from operations includes security deposits of $810,030 and $553,956, respectively, which were received from its tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its Line of Credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, with additional advances under its Line of Credit and proceeds from its offerings. Management expects the Company to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

     An FF&E Reserve fund has been established in accordance with the Orland Park Property lease agreement with BG Orland Park, LLC. In accordance with such agreement, the tenant deposits funds into the restricted FF&E Reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. All funds in the FF&E Reserve, all interest earned on the funds and all property purchased with funds from the FF&E Reserve are and will remain the property of the Company. In the event that the FF&E Reserve is not sufficient to maintain the Property in good working condition and repair, the Company may make fixed asset expenditures, in which case annual rent will be increased. The Arlington Property and Boca Raton Property, include FF&E Reserve accounts which will be held by each tenant until the end of the lease term at which time all property purchased with funds from the FF&E Reserve accounts will become the property of the Company. For the years ended December 31, 2001 and 2000, revenue relating to the FF&E Reserve totaled $39,199 and $19,672, respectively. Due to the fact that the Properties are leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. However, management may maintain additional cash required to meet the Company's working capital needs.

     Management believes that its Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event tenant's insurance policy lapses or is insufficient to cover a claim relating to Property.

Distributions

     The Company declared and paid distributions to its stockholders totaling $1,507,322 and $502,078 during the years ended December 31, 2001 and 2000, respectively. In addition, on January 1, 2002 and February 1, 2002, the Company declared distributions of $0.0583 per Share of common stock. These distributions are payable in March 2002.

     For the years ended December 31, 2001 and 2000, approximately 65 percent and 54 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 35 percent and 46 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2001 and 2000, were required to be or have been treated by the Company as return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Related Party Transactions

     During the years ended December 31, 2001, 2000 and 1999, affiliates incurred on behalf of the Company $1,626,405, $387,704, and $421,878, respectively, for certain organizational and offering expenses. In addition, during the years ended December 31, 2001 and 2000, affiliates incurred on behalf of the Company $353,852 and $112,961, respectively, for certain acquisition expenses and $206,211 and $157,878, respectively, for certain operating expenses. As of December 31, 2001 and 2000, the Company owed affiliates $1,772,807 and $1,117,799, respectively, for such amounts and unpaid fees and administrative expenses. The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed 3 percent of the gross proceeds received from the sale of Shares of the Company in connection with the 2000 Offering prior to July 1, 2001. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2000 Offering.

     Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap. During the four quarters ended June 30, 2001 and 2000, the Company's operating expenses exceeded the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor reimbursed the Company such amounts in accordance with the Advisory Agreement. Operating expenses did not exceed the Expense Cap in any other Expense Years during the years ended December 31, 2001 and 2000.

     The board of directors of the Company has authorized the Company to pursue the opportunity to acquire a ten percent interest in a limited partnership that owns a building in which the Advisor leases office space. If consummated, the Company's investment in the partnership is expected to be approximately $300,000. The remaining interest in the limited partnership is expected to be owned by several affiliates of the Advisor.

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

Critical Accounting Policies

     The Company's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for as operating leases. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

     Acquisition fees and miscellaneous acquisition costs that are directly identifiable with Properties that are probable of being acquired are capitalized and included in other assets. Upon purchase of a Property, the fees and costs that are directly identifiable with that Property are reclassified to land, building and equipment. In the event a Property is not acquired or becomes probable of not being acquired, any costs directly related to the Property will be charged to expense.

                             Results of Operations

Comparison of the  year ended December 31, 2001 to the year ended
December 31, 2000

     As of December 31, 2001, the Company owned three Properties, consisting of land, buildings and equipment and had entered into long-term, "triple-net" lease agreements relating to these Properties. The Property leases provide for minimum annual base rent ranging from approximately $991,000 to $1,350,000, which are generally payable in monthly installments. In addition, the leases also provide that the annual base rent required under the terms of the leases will increase at predetermined intervals. In addition to annual base rent, tenants pay contingent rent computed as a percentage of gross sales of the Property. The Company's lease for the Orland Park Property also requires the establishment of an FF&E Reserve. The FF&E Reserve established for the Orland Park Property has been reported as additional rent for the years ended December 31, 2001 and 2000.

     During the years ended December 31, 2001 and 2000, the Company earned rental income from operating leases and FF&E Reserve revenue of $1,764,217 and $981,672, respectively. The increase in rental income and FF&E Reserve income is due to the Company owning three Properties during the year ended December 31, 2001, as compared to one Property during the year ended December 31, 2000. In addition, the Orland Park Property was owned for only a portion of 2000, and a full year in 2001. Because additional Property acquisitions are expected to occur, revenues for the year ended December 31, 2001, represent only a portion of revenues which the Company is expected to earn in future periods.

     During the years ended December 31, 2001 and 2000, the Company earned $135,402 and $103,058, respectively, in interest income from investments in money market accounts and other short-term highly liquid investments and other income. The increase in interest income was primarily attributable to an increase in the dollar amount invested in short-term liquid investments and the period of time the funds were invested as compared to 2000. As net offering proceeds from the Company's offering are invested in additional Properties and used to make Mortgage Loans, the percentage of the Company's total revenues from interest income from investments in money market accounts or other short term, highly liquid investments is expected to remain constant or decrease.

     Operating expenses, including interest expense and depreciation and amortization expense, were $983,654 and $859,952 for the years ended December 31, 2001 and 2000, respectively. The increase in operating expenses during the year ended December 31, 2001, as compared to 2000, was partially the result of the Company owning three Properties during 2001 compared to one Property in 2000. Additionally, general operating and administrative expenses increased as a result of Company growth. Interest expense decreased from $367,374 for the year ended December 31, 2000 to $105,056 for the year ended December 31, 2001. The decrease in interest expense was a result of the Company repaying the amounts outstanding under its Line of Credit during the year ended December 31, 2001.

     Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap. During the Expense Years ended June 30, 2001 and 2000, the Company's operating expenses totaled $439,456 and $287,084, respectively, exceeding the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor has reimbursed the Company such amounts in accordance with the Advisory Agreement. The Company's operating expenses did not exceed the Expense Cap in any other Expense Years during the years ended December 31, 2001 and 2000.

     The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

Comparison of the year ended December 31, 2000 to the year ended
December 31, 1999

     No operations commenced until the Company received the minimum offering proceeds of $2,500,000 on July 14, 1999. The Company acquired its first private-pay, assisted living Property, the Orland Park Property, on April 20, 2000. As a result of the acquisition, the Company earned rental income from operating leases and FF&E Reserve income of $981,672 during the year ended December 31, 2000. All of the Company's rental income for the year ended December 31, 2000, was earned from one lessee, BG Orland Park, LLC. No rental income was earned for the year ended December 31, 1999.

     During the years ended December 31, 2000 and 1999, the Company earned $103,058 and $86,231, respectively, in interest income from investments in money market accounts. The increase in interest income is attributable to increased subscription proceeds received in 2000 being temporarily invested in highly liquid investments pending investment in Properties and Mortgage Loans.

     Operating expenses including interest, depreciation and amortization for the years ended December 31, 2000 and 1999 were $859,952 and $114,621, respectively, including organizational expenses of $35,000 in 1999. Operating expenses increased during the year ended December 31, 2000, primarily due to the fact that the Company did not commence operations until July 14, 1999, and that the Company acquired its first Property and received an advance on its Line of Credit in 2000. As discussed above, during the Expense Year ended June 30, 2000, the Company's operating expenses exceeded the Expense Cap by $213,886; therefore, the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement.

Other

     The Company has made an election under Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2001, 2000 and 1999. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

     The Company's current leases are, and it is anticipated that future leases will be, triple-net leases and contain provisions that management believes will mitigate the effect of inflation. Such provisions will include clauses requiring the payment of percentage rent based on certain gross sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in gross sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the Properties and on potential capital appreciation of the Properties.

     Management  of the  Company  currently  knows of no trends that will have a
material  adverse  effect  on  liquidity,   capital   resources  or  results  of
operations.

     New Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("FAS 142"), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles must be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its estimated fair value. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"), which requires long lived assets to be disposed of to be valued at the lower of the carrying amount or estimated fair value, less the cost to sell the assets. The Company expects that the implementation of these pronouncements will have no material impact on the Company's results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk for information related to quantitative and qualitative disclosures about market risk.


Item 8.      Financial Statements and Supplementary Data

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES



                                    CONTENTS






                                                                           Page

Report of Independent Certified Public Accountants                         18

Financial Statements:

    Consolidated Balance Sheets                                            19

    Consolidated Statements of Operations                                  20

    Consolidated Statements of Stockholders' Equity                        21

    Consolidated Statements of Cash Flows                                  22-23

    Notes to Consolidated Financial Statements                             24-32

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders
CNL Retirement Properties, Inc.


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of CNL Retirement Properties, Inc. (a Maryland corporation) and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/S/ PRICEWATERHOUSECOOPERS LLP

Orlando,  Florida
January 23, 2002, except as to Note 12 for which the date is February 11, 2002

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                 2001                   2000
                                                                             ------------           ------------

                                ASSETS

Land, buildings and equipment on operating leases, net                       $ 35,232,568           $ 14,417,908
Cash and cash equivalents                                                      26,721,107                177,884
Restricted cash                                                                    35,109                 17,312
Receivables                                                                       180,163                  2,472
Loan costs, less accumulated amortization of $18,981 and $7,798                    36,936                 48,119
Accrued rental income                                                              97,793                 21,128
Other assets                                                                    2,143,213                  3,737
                                                                             ------------           ------------
                                                                             $ 64,446,889           $ 14,688,560
                                                                             ============           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Line of credit                                                           $         --            $ 3,795,000
    Due to related parties                                                      1,772,807              1,117,799
    Accounts payable and accrued expenses                                         294,839                  5,864
    Interest payable                                                                   --                 11,045
    Security deposits                                                           1,363,986                553,956
    Rent paid in advance                                                          105,215                  1,348
                                                                             ------------           ------------
          Total liabilities                                                     3,536,847              5,485,012
                                                                             ------------           ------------


Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares                                        --                     --
    Excess shares, $.01 par value per share.
       Authorized and unissued 103,000,000 shares                                      --                     --
    Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued 7,141,131 and 1,189,156 shares, respectively, outstanding 7,134,400 and 1,185,840 shares,
       respectively                                                                71,344                 11,858
    Capital in excess of par value                                             61,786,149              9,547,784
    Accumulated distributions in excess of net earnings                          (947,451)              (356,094)
                                                                             ------------           ------------
          Total stockholders' equity                                           60,910,042              9,203,548
                                                                             ------------           ------------
                                                                             $ 64,446,889           $ 14,688,560
                                                                             ============           ============






                See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31,
                                                         2001              2000              1999
                                                     -----------       -----------       -----------

Revenues:
    Rental income from operating leases              $ 1,725,018       $   962,000       $        --
    FF&E reserve income                                   39,199            19,672                --
    Interest and other income                            135,402           103,058            86,231
                                                     -----------       -----------       -----------
                                                       1,899,619         1,084,730            86,231
                                                     -----------       -----------       -----------

Expenses:
    Interest                                             105,056           367,374                --
    General operating and administrative                 395,268           340,086            79,621
    Asset management fees to related party                93,219            55,396                --
    Organizational costs                                      --                --            35,000
    Reimbursement of operating expenses
       from related party                               (145,015)          213,886)               --
    Depreciation and amortization                        535,126           310,982                --
                                                     -----------       -----------       -----------
                                                         983,654           859,952           114,621
                                                     -----------       -----------       -----------
Net Earnings (Loss)                                  $   915,965       $   224,778       $   (28,390)
                                                     ===========       ===========       ===========

Net Earnings (Loss) Per Share of Common
    Stock (Basic and Diluted)                        $      0.38       $      0.27       $     (0.07)
                                                    ============       ===========       ===========

Weighted Average Number of Shares of
    Common Stock Outstanding (Basic
    and Diluted)                                       2,391,072           845,833           412,713
                                                    ============       ===========       ===========




















          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2001, 2000 and 1999

                                                              Common stock                           Accumulated
                                                          ----------------------    Capital in    distributions in
                                                            Number         Par      excess of       excess of net
                                                          of Shares       value     par value          earnings           Total
                                                          ----------    --------    ----------    ----------------     ------------

Balance at December 31, 1998                                  20,000      $  200    $  199,800    $             --     $    200,000

   Subscriptions received for common stock
       through public offering and distribution
       reinvestment plan                                     543,528       5,435     5,429,848                  --        5,435,283

   Subscriptions held in escrow at December 31, 1999         (23,500)       (235)     (234,765)                 --         (235,000)

   Stock issuance costs                                           --          --    (2,029,352)                 --       (2,029,352)

   Net loss                                                       --          --            --             (28,390)         (28,390)

   Distributions declared and paid ($0.125 per share)             --          --            --             (50,404)         (50,404)
                                                          ----------    --------    ----------    ----------------     ------------
Balance at December 31, 1999                                 540,028       5,400     3,365,531             (78,794)       3,292,137

   Subscriptions received for common stock
       through public offerings and distribution
       reinvestment plan                                     625,628       6,256     6,250,054                  --        6,256,310

   Subscriptions released from escrow                         23,500         235       234,765                  --          235,000

   Retirement of common stock                                 (3,316)        (33)      (30,475)                 --          (30,508)

   Stock issuance costs                                           --          --    (1,027,216)                 --       (1,027,216)

   Adjustment to previously accrued stock issuance costs          --          --       755,125                  --          755,125

   Net earnings                                                   --          --            --             224,778          224,778

   Distributions declared and paid ($0.5785 per share)            --          --            --            (502,078)        (502,078)
                                                          ----------    --------    ----------    ----------------     ------------
Balance at December 31, 2000                               1,185,840      11,858     9,547,784            (356,094)       9,203,548

   Subscriptions received for common stock
       through public offering and distribution
       reinvestment plan                                   5,951,975      59,520    59,460,231                  --       59,519,751

   Retirement of common stock                                 (3,415)       (34)       (31,386)                 --          (31,420)

   Stock issuance costs                                           --          --    (7,190,480)                 --       (7,190,480)

   Net earnings                                                   --          --            --             915,965          915,965

   Distributions declared and paid ($0.6996 per share)            --          --            --          (1,507,322)      (1,507,322)
                                                          ----------    --------   -----------    ----------------     ------------
Balance at December 31, 2001                               7,134,400    $ 71,344  $ 61,786,149    $       (947,451)    $ 60,910,042
                                                          ==========    ========  ============    ================     ============












          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                    2001             2000             1999
                                                              ------------      ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents:

     Operating Activities:
       Net earnings (loss)                                    $    915,965      $    224,778      $    (28,390)
       Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities:
           Depreciation                                            523,943           303,184                --
           Amortization                                             11,183             7,798                --
           Organizational costs                                         --                --            20,000
           Changes in operating assets and liabilities:
              Receivables                                         (177,691)           (2,472)               --
              Accrued rental income                                (76,665)           (21,12)               --
              Other assets                                          (5,737)            1,798            (5,535)
              Interest payable                                     (11,045)           11,045                --
              Accounts payable and other accrued
                 expenses                                           45,469           (14,173)           20,037
              Due to related parties                                34,060            29,885             6,739
         Security deposits                                         810,030           553,956                --
         Rent paid in advance                                      103,867             1,348                --
                                                              ------------      ------------      ------------
                  Net cash provided by operating
                    activities                                   2,173,379         1,096,019            12,851
                                                              ------------      ------------      ------------

     Investing Activities:
       Additions to land, buildings and equipment on
         operating leases                                      (20,269,138)      (13,848,900)               --
       Payment of acquisition costs                             (2,644,534)         (562,491)               --
       Increase in restricted cash                                 (17,797)          (17,312)               --
                                                              ------------      -------------     ------------
                  Net cash used in investing activities        (22,931,469)      (14,428,703)               --
                                                              ------------      ------------      ------------

     Financing Activities:
       Reimbursement of organizational, offering
         and acquisition costs paid by related party
         on behalf of the Company                               (1,735,996)         (411,875)           (2,447)
       Proceeds from line of credit                                     --         8,100,000                --
       Payment of loan costs                                            --           (55,917)               --
       Repayment of borrowings on line of credit                (3,795,000)       (4,305,000)               --
       Subscriptions received from stockholders                 59,519,751         6,491,310         5,200,283
       Distributions to stockholders                            (1,507,322)         (502,078)          (50,404)
       Retirement of common stock                                  (13,020)          (30,508)               --
       Payment of stock issuance costs                          (5,167,100)         (519,586)         (416,153)
                                                              ------------      ------------      ------------
                  Net cash provided by financing activities     47,301,313         8,766,346         4,731,279
                                                              ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents            26,543,223        (4,566,338)        4,744,130
Cash and Cash Equivalents at Beginning of Year                     177,884         4,744,222                92
                                                              ------------      ------------      ------------
Cash and Cash Equivalents at End of Year                      $ 26,721,107      $    177,884      $  4,744,222
                                                              ============      ============      ============

          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                            Year Ended December 31,
                                                                  2001              2000              1999
                                                              ------------      ------------      ------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Amounts incurred by the Company and paid by
         related parties on behalf of the Company
         and its subsidiaries were as follows:
           Acquisition costs                                  $    353,852      $    112,961      $     98,206
           Stock issuance costs                                  1,626,405           387,704           421,878
                                                              ------------      ------------      ------------
                                                              $  1,980,257      $    500,665      $    520,084
                                                             ============       ============      ============

       Adjustment to previously accrued stock
         issuance costs                                       $         --      $    755,125      $         --
                                                              ============      ============      ============

Supplemental disclosure of cash flow information:

       Cash paid during the year for interest                 $    116,101      $    356,329      $         --
                                                              ============      ============      ============


























          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000 and 1999


1.       Significant Accounting Policies:
         -------------------------------

         Organization and Nature of Business - CNL Retirement Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997. The Company was a development stage enterprise from December 22, 1997 through July 13, 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc. organized in Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. CNL Retirement - GP/Holding Corp. was formed in June 2001, to serve as the general partner of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring future properties. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp. and each of their subsidiaries.

         The Company intends to use the proceeds from its public  offerings (see
         Note 2), after deducting offering expenses, primarily to acquire real estate properties (the "Property or Properties") related to health care and seniors' housing facilities ("Retirement Facilities") located across the United States. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing ("Mortgage Loans") to operators of Retirement Facilities in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Retirement Facilities. Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to 10 percent of the Company's total assets.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp. and each of their subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Revenue Recognition - The Company follows Staff Accounting Bulletin No. 101 ("SAB 101") which provides the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Company to defer recognition of percentage rental income until the thresholds requiring such payments in accordance with the lease terms are met.

         Real Estate and Lease Accounting - Land, buildings and equipment are leased to unrelated third parties on a triple-net basis, whereby the tenants are generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs.

         The Property leases are accounted for using the operating method. Under the operating method, land, buildings and equipment are recorded at cost including acquisition and closing costs, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 and 3 to 7 years, respectively. Income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service. Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         When a Property is sold, the related costs and accumulated depreciation, plus any accrued rental income, will be removed from the accounts and any gain or loss from sale will be reflected in income. Management reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the Property. If an impairment is indicated, the assets are adjusted to their fair value.

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

         Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

         Loan Costs - Loan costs incurred in connection with the Company's line of credit have been capitalized and are being amortized over the term of the loan using the straight-line method, which approximates the effective interest method.

         Income Taxes - The Company has made an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements.

         Earnings Per Share - Basic earnings per share is calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for the years ended December 31, 2001, 2000 and 1999 were 2,391,072, 845,833 and 412,713, respectively. As of December 31, 2001,
         2000 and 1999, the Company did not have any potentially dilutive common shares.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform with the 2001 presentation including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on stockholders' equity or net earnings.

         Use of Estimates - Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         New  Accounting  Standards  - In July 2001,  the  Financial  Accounting
         Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("FAS 142"), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. FAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles must be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its estimated fair value. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("FAS 144"), which requires long lived assets to be disposed of to be valued at the lower of the carrying amount or estimated fair value, less the cost to sell the assets. The Company expects that the implementation of these pronouncements will have no material impact on the Company's results of operations.

2.       Public Offerings:
         ----------------

         On September 18, 2000, the Company completed its initial offering and commenced a subsequent 2000 offering. As of December 31, 2001, the Company had received total proceeds from the Initial Offering and the 2000 Offering of $71,211,344 (7,121,131 shares), including $381,407
         (38,141 shares) through the distribution reinvestment plan.

         On January 10, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 45,000,000 additional shares of common stock ($450,000,000) in an offering expected to commence immediately following the completion of the Company's 2000 Offering. Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the reinvestment plan.

3.       Land, Buildings and Equipment on Operating Leases:
         -------------------------------------------------

         As of December 31, 2001, the Company owned three Properties consisting of land, buildings and equipment, each of which was leased on a long-term, triple-net basis to a Retirement Facility operator. The leases are for 15 years, provide for minimum and contingent rent and require the tenants to pay executory costs. In addition, the tenants pay all property taxes and assessments and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions of the initial leases. The lease for the Property in Orland Park, Illinois also requires the establishment of a capital expenditure reserve fund, which will be used for the replacement and renewal of furniture, fixtures and equipment relating to the Property (the "FF&E Reserve"). Funds in the FF&E Reserve have been paid, granted and assigned to the Company as additional rent. For the years ended December 31, 2001 and 2000, revenues from the FF&E Reserve totaled $39,199 and $19,672, respectively.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


3.       Land, Buildings and Equipment on Operating Leases - Continued:
         -------------------------------------------------------------

         Land, buildings and equipment on operating leases consisted of the following at December 31:

                                                                 2001               2000
                                                            ------------        ------------

                      Land                                  $  4,649,497        $  2,162,388
                      Buildings                               29,209,418          11,533,074
                      Equipment                                2,200,780           1,025,630
                                                            ------------        ------------
                                                              36,059,695          14,721,092
                      Less accumulated depreciation             (827,127)           (303,184)
                                                            ------------        ------------

                                                            $ 35,232,568        $ 14,417,908
                                                            ============        ============

         The leases provide for increases in the minimum annual rents commencing at predetermined intervals during the leases. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Properties were placed in service. For the years ended December 31, 2001 and 2000, the Company recognized $76,665 and $21,128, respectively, of such rental income. This amount is included in rental income from operating leases in the accompanying consolidated statements of operations.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at December 31, 2001:

                 2002                                         $ 3,453,472
                 2003                                           3,505,635
                 2004                                           3,548,049
                 2005                                           3,591,313
                 2006                                           3,635,441
                 Thereafter                                    36,243,659
                                                              -----------

                                                              $53,977,569
                                                              ===========

         Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on the leases based on a percentage of the tenants' gross sales.

4.       Other Assets:
         ------------

         Other assets as of December 31, 2001 and 2000, were $2,143,213 and $3,737, respectively, and consisted of miscellaneous prepaid expenses and miscellaneous acquisition costs that will be capitalized to land, buildings and equipment upon the purchase of Properties.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


5.       Redemption of Shares:
         --------------------

         The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of the
         Company's common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the years ended December 31, 2001 and 2000, 3,415 and 3,316 shares, respectively, of common stock were redeemed and retired. No shares were redeemed in 1999.

6.       Line of Credit:
         --------------

         On April 20, 2000, the Company entered into a revolving line of credit and security agreement with a bank to be used by the Company to acquire Properties (the "Line of Credit"). The Line of Credit provides that the Company will be able to receive advances of up to $25,000,000 until April 19, 2005, with an annual review to be performed by the bank to indicate that there has been no substantial deterioration, as determined by the bank in its reasonable discretion, of the Company's credit quality. Interest expense on each advance shall be payable monthly, with all unpaid interest and principal due no later than five years from the date of the advance. Generally, advances under the Line of Credit will bear interest at either (i) a rate per annum equal to the London Interbank Offered Rate (LIBOR) plus the difference between LIBOR and the bank's base rate at the time of the advance or (ii) a rate equal to the bank's base rate, whichever the Company selects at the time advances are made. The interest rate will be adjusted daily in accordance with fluctuations with the bank's rate or the LIBOR rate, as applicable. Notwithstanding the above, the interest rate on the first $9,700,000 drawn will be 8.75 percent through April 1, 2002, and thereafter will bear interest at either (i) or (ii) above as of April 1, 2002. In addition, a fee of 0.5 percent per advance will be due and payable to the bank on funds as advanced. Each advance made under the Line of Credit will be collateralized by the assignment of rents and leases. In addition, the Line of Credit provides that the Company will not be able to further encumber the applicable Properties during the term of the advance without the bank's consent. The Company will be required, at each closing, to pay all costs, fees and expenses arising in connection with the Line of Credit. The Company must also pay the bank's attorney's fees, subject to a maximum cap, incurred in connection with the Line of Credit and each advance. The Company obtained an advance of $8,100,000 relating to the Line of Credit during the year ended December 31, 2000, in connection with the purchase of the Property in Orland Park, Illinois. As of December 31, 2001, the Company had repaid this advance and had no amounts outstanding on its Line of Credit. In connection with the Line of Credit, the Company incurred $55,917 in closing costs.

7.       Stock Issuance Costs:
         --------------------

         The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. CNL Retirement Corp. (the "Advisor") advanced preliminary costs incurred prior to raising capital. The Advisor has agreed to pay all offering expenses (excluding commissions and marketing support and due diligence expense reimbursement fees) which exceed 3 percent of the gross proceeds received from the sale of shares of the Company in connection with the 2000 Offering prior to July 1, 2001. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2000 Offering.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Stock Issuance Costs - Continued:
         --------------------------------

         During the years ended December 31, 2001, 2000 and 1999, the Company incurred $7,190,480, $1,027,216 and $1,089,013, respectively, in organizational and offering costs, including $4,761,580, $519,302 and $413,983, respectively, in commissions and marketing support and due diligence expense reimbursement fees (see Note 9). All amounts incurred for the years ended December 31, 2001 and 2000, have been treated as stock issuance costs. For the year ended December 31, 1999, $1,074,013 were treated as stock issuance costs, $15,000 were treated as organization costs and expensed. The stock issuance costs have been charged to stockholders' equity subject to the cap described above.

8.       Distributions:
         -------------

         For the years ended December 31, 2001, 2000 and 1999, approximately 65 percent, 54 percent and 100 percent, respectively, of the distributions paid to stockholders were considered ordinary income and for the years ended December 31, 2001 and 2000, approximately 35 percent and 46 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2001, 2000 and 1999, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

         During the years ended December 31, 2001, 2000 and 1999, the Company incurred $4,463,981, $486,846 and $388,109, respectively, in selling commissions due to CNL Securities Corp. for services in connection with the offerings. A substantial portion of these amounts ($4,175,827, $437,940 and $370,690, respectively) was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 2001, 2000 and 1999, the Company incurred $297,599, $32,456 and $25,874, respectively, of such fees, the majority of which was or will be reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed in the amount equal to 0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose client's holds shares on such date. As of December 31, 2001, no such fees had been incurred.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


9.       Related Party Arrangements - Continued:
         --------------------------------------

         The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of leases of the Properties and Mortgage Loans equal to 4.5 percent of the gross proceeds of the offering, loan proceeds from permanent financing and amounts outstanding on the Line of Credit, if any, at the time of listing the Company's common stock on a national securities exchange or over-the-counter market, but excluding that portion of the permanent financing used to finance Secured Equipment Leases. During the years ended December 31, 2001, 2000 and 1999, the Company incurred $2,676,430, $292,108 and $232,865, respectively, of such fees. Such fees are included in other assets prior to being allocated to individual Properties.

         The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the Expense Years ended June 30, 2001 and June 30, 2000, operating
         expenses   exceeded   the  Expense  Cap  by  $145,015   and   $213,886,
         respectively; therefore, the Advisor reimbursed the Company such amounts in accordance with the advisory agreement. The Company's operating expenses did not exceed the Expense Cap in any other Expense Years during the years ended December 31, 2001 and 2000. For the year ended December 31, 1999, the Expense Cap was not applicable.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the years ended December 31, 2001 and 2000, the Company incurred $93,219 and $55,396, respectively, of such fees. No such fees were incurred by the Company for 1999.

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

                                                                  Years Ended December 31,
                                                            2001             2000            1999
                                                        -----------      -----------      ----------

               Stock issuance costs                     $   769,853        $ 117,679      $  328,229
               Land, buildings and equipment on
                    operating leases and other
                    assets                                   37,053           31,370           6,455
               General operating and
                    administrative expenses                 199,726          197,869          38,796
                                                        -----------      -----------      ----------
                                                        $ 1,006,632      $   346,918      $  373,480
                                                        ===========      ===========      ==========

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


9.       Related Party Arrangements - Continued:
         --------------------------------------

         Amounts due to related parties consisted of the following at December31:

                                                                            2001              2000
                                                                        ------------      ------------

                   Due to the Advisor and its affiliates:
                       Expenditures incurred for offering expenses
                           on behalf of the Company                     $  1,328,123      $    982,100
                        Accounting and administrative
                           services                                           62,313            32,964
                        Acquisition fees and miscellaneous
                           acquisition expenses                              226,986            96,526
                                                                        ------------      ------------
                                                                           1,617,422         1,111,590
                                                                        ------------      ------------

                   Due to CNL Securities Corp.:
                        Commissions                                          145,670             5,819
                        Marketing support and due diligence
                           expense reimbursement fee                           9,715               390
                                                                        ------------      ------------
                                                                             155,385             6,209
                                                                        ------------      ------------

                                                                        $  1,772,807      $  1,117,799
                                                                        ============      ============

         The Company maintains a bank account in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor is a stockholder. The amount deposited with this bank was $3,000,000 at December 31, 2001.

         In conjunction with a potential commercial paper borrowing transaction, the Company has engaged an affiliate of the Advisor to act as its structuring agent (the "Structuring Agent".) The Structuring Agent will receive an origination fee equal to 2 percent of the amount of the loan with $100,000 payable upon engagement. During the year ended December 31, 2001, the Structuring Agent was paid the initial engagement fee of $100,000. This amount is included in other assets at December 31, 2001, and will be capitalized as loan costs upon completion of the borrowing transaction.

10.      Concentration of Credit Risk:

         The Company's rental income for the year ended December 31, 2001, was earned from three lessees; ARC Boca Raton, Inc. and ARC Pecan Park, LLC, which operate the Properties under American Retirement Corporation ("ARC"), and BG Orland Park, LLC, which operates the Property as a Brighton Gardens by Marriott. All of the Company's rental income for the year ended December 31, 2000, was earned from one lessee, BG Orland Park, LLC.

         Although the Company intends to acquire additional Properties, including Properties located in various states and regions, and to carefully screen its tenants in order to reduce risks of default, failure of the lessees, the Marriott brand chain or ARC would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced by the Company's initial and continuing due diligence procedures.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000 and 1999


11.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

        2001 Quarter                       First           Second        Third        Fourth           Year
        ------------                       -----           ------        -----        ------           ----

        Revenues                         $ 356,362      $ 356,336      $382,764      $804,157      $ 1,899,619
        Net income                          67,348        211,945       171,842       464,830          915,965
        Earnings per share:
           Basic and Diluted                  0.05           0.15          0.09          0.09             0.38



        2000 Quarter                       First          Second          Third       Fourth           Year
        ------------                       -----          ------          -----       ------           ----

        Revenues                         $  72,962      $ 295,622      $356,774      $359,372      $ 1,084,730
        Net income (loss)                  (25,178)       182,463        14,672        52,821          224,778
        Earnings (loss) per share:
           Basic and Diluted                 (0.04)          0.25          0.02          0.04             0.27


12.      Subsequent Events:
         -----------------

         On February 11, 2002, the Company used net offering proceeds of approximately $9,700,000 to acquire the Homewood Residence at Coconut Creek, an American Retirement Corporation assisted living property located in Coconut Creek, Florida (the "Coconut Creek Property"). In connection with the purchase of the Coconut Creek Property, the
         Company,  as  lessor,  entered  into  a  long-term,   triple-net  lease
         agreement.

         In addition, on February 11, 2002, the Company used net offering proceeds of approximately $5,500,000 and assumed permanent financing of approximately $13,000,000 to acquire Holley Court Terrace, an American Retirement Corporation assisted living property located in Oak Park, Illinois (the "Oak Park Property"). In connection with the purchase of the Oak Park Property, the Company, as lessor, entered into a long-term, triple-net lease agreement.

         During the period January 1, 2002, through February 11, 2002, the Company received subscription proceeds for an additional 2,212,433 shares ($22,124,327) of common stock.

         In addition, on January 1, 2002 and February 1, 2002, the Company declared distributions totalling $415,936 and $513,585, respectively, or $.0583 per share of common stock, payable in March 2002, to stockholders of record on January 1, 2002 and February 1, 2002, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.


Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.


Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2002.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 2001 and 2000

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                  Consolidated  Statements of Stockholders'  Equity for the years ended December 31, 2001, 2000 and
                  1999

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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

                  4.1      Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of September 17, 2001, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.1 to the September 30, 2001, Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001, and incorporated herein by reference).

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

                  10.7 Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.14 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.8 Lease Agreement between CNL Retirement - AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.15 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.9 Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.16 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.10 Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.17 Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  21       Subsidiaries of the Registrant (Filed herewith.)

               (b) The Registrant filed a report on Form 8-K on November 20, 2001, relating to the acquisition of two properties.

(b)     Other Financial Information

        The Company is required to file audited financial information of guarantors, Marriott International, Inc. ("Marriott") and American Retirement Corporation ("ARC"), of its tenants as a result of Marriott and ARC guaranteeing lease payments for the Company's tenants which lease more than 20 percent of the Company's total assets at December 31, 2001. Marriott and ARC are public companies and as the date hereof, had not filed their Form 10-K; therefore, the financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February 2002.

                                    CNL RETIREMENT PROPERTIES, INC.

                           By:      ROBERT A. BOURNE
                                    Vice Chairman, President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                    /s/ Robert A. Bourne
                                    ---------------------------
                                    ROBERT A. BOURNE

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                  Date

/s/ James M. Seneff, Jr.            Chairman of the Board and Chief Executive Officer      February 13, 2002
---------------------------
James M. Seneff, Jr.                (Principal Executive Officer)



/s/ Robert A. Bourne                Vice Chairman of the Board, President and Treasurer    February 13, 2002
---------------------------
Robert A. Bourne                    (Principal Financial and Accounting Officer)



/s/ David W. Dunbar                 Independent Director                                   February 13, 2002
---------------------------
David W. Dunbar



/s/ James W. Duncan, Jr.            Independent Director                                   February 13, 2002
---------------------------
James W. Duncan, Jr.



/s/ Edward A. Moses                 Independent Director                                   February 13, 2002
---------------------------
Edward A. Moses


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001




                                                                                                                Costs Capitalized
                                                                                                                   Subsequent To
                                                                            Initial Cost                            Acquisition
                                                           ---------------------------------------------     ----------------------


                                             Encum-                                                           Improve     Carrying
                                             brances           Land          Building         Equipment       -ments        Costs
                                            ----------     -----------     ------------     ------------     ---------    ---------

Properties the Company has Invested
  in Under Operating Leases:

   Brighton Gardens by Marriott:
    Orland Park, Illinois                   $       --     $ 2,162,388     $ 11,533,074     $  1,044,018     $      --    $      --

   Broadway Plaza:
    Arlington, Texas                                --       1,343,538        9,174,538          602,226            --           --

   Homewood Residence:
    Boca Raton, Florida                             --       1,143,571        8,501,806          554,536            --           --
                                            ----------     -----------     ------------     ------------     ---------    ---------
                                            $       --     $ 4,649,497     $ 29,209,418     $  2,200,780     $      --    $      --
                                            ==========     ===========     ============     ============     =========    =========

          Gross Amount at Which Carried
              At Close of Period (d)                                                                                Life on Which
---------------------------------------------------                                                                 Depreciation
                                                                                                                      in Latest
                                                                    Accumulated         Date of         Date       Income Statement
     Land          Building        Equipment          Total         Depreciation     Construction     Acquired       is Computed
-----------     ------------     ------------     ------------      ------------     ------------     --------     ----------------





$ 2,162,388     $ 11,533,074     $  1,044,018     $ 14,739,480      $    739,426         1999           4/00             (c)


  1,343,538        9,174,538          602,226       11,120,302            45,557         2000           11/01            (c)


  1,143,571        8,501,806          554,536       10,199,913            42,144         2000           11/01            (c)
-----------     ------------     ------------     ------------      ------------
$ 4,649,497     $ 29,209,418     $  2,200,780     $ 36,059,695      $    827,127
===========     ============     ============     ============      ============

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001

(a)      Transactions in real estate and accumulated depreciation during 2000 and 2001 are summarized as follows:

                                                                                       Accumulated
                                                                    Cost (b) (d)       Depreciation
                                                                   -------------      --------------

                   Properties the Company has Invested
                      in Under Operating Leases:

                        Balance, December 31, 1999                 $          --      $           --
                        Acquisitions                                  14,721,092                  --
                        Depreciation Expense (c)                              --             303,184
                                                                   -------------      --------------

                        Balance, December 31, 2000                    14,721,092             303,184
                        Acquisitions                                  21,338,603                  --
                        Depreciation expense (c)                              --             523,943
                                                                   -------------      --------------

                        Balance, December 31, 2001                 $  36,059,695          $  827,127
                                                                   =============      ==============

(b) As of December 31, 2001 and 2000, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $36,059,695 and $14,721,092, respectively. The leases are treated as operating leases for federal income tax purposes.

(c) Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and 3 to 7 years, respectively.

(d) Acquisition fees and miscellaneous expenses of $1,941,656 and $872,192 are included in land, buildings and equipment on operating leases at December 31, 2001 and 2000, respectively.

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

                  4.1      Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of September 17, 2001, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.1 to the September 30, 2001, Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001, and incorporated herein by reference).

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

                  10.7 Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.14 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.8 Lease Agreement between CNL Retirement - AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.15 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.9 Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.16 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.10 Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.17 Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  21       Subsidiaries of the Registrant (Filed herewith.)

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of the subsidiaries of the registrant and the state of incorporation for each:


       Name of Subsidiary                            State of Incorporation
-----------------------------------------        -------------------------------
CNL Retirement Properties, Inc.                            Maryland
CNL Retirement GP Corp.                                    Delaware
CNL Retirement GP / Holding Corp.                          Delaware
CNL Retirement GP / Florida Corp.                          Delaware
CNL Retirement GP / Texas Corp.                            Delaware
CNL Retirement GP / Colorado Corp.                         Delaware
CNL Retirement GP / Illinois Corp.                         Delaware
CNL Retirement LP Corp.                                    Delaware
CNL Retirement Partners, LP                                Delaware
CNL Retirement - AM Texas LP                               Delaware
CNL Retirement - AM Florida LP                             Delaware
CNL Retirement - AM Illinois LP                            Delaware
CNL Retirement - AM Colorado LP                            Delaware