Form 10-K/A
period 2001-12-31
CNL RETIREMENT PROPERTIES INC
filed 2002-05-10
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                            -------------------

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

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share was originally sold at $10 per Share. Based on the $10 offering price for the Shares, $93,262,611 of our common stock was held by non-affiliates as of February 11, 2002.

     The number of Shares outstanding as of February 11, 2002 was 9,346,833.

     The Form 10-K of CNL Retirement Properties, Inc. (the "Company") for the year ended December 31, 2001 is being amended to include, in Item 14(d), summarized financial information of Marriott International, Inc. ("Marriott") and the combined financial statements of five properties leased to affiliates American Retirement Corporation ("ARC"). Marriott is the guarantor of lease payments for one of the Company's tenants, which leases Property with an aggregate carrying value that represented more than 20 percent of the Company's total assets for the year ended December 31, 2001. Two of the properties leased to affiliates of ARC had an aggregate carrying value that represented more than 20 percent of the Company's total assets for the year ended December 31, 2001. This summarized information was not available to the Company at the time the Company filed its Form 10-K for the year ended December 31, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(d)      Other Financial Information.

               The following summarized financial information is filed as part of this report as a result of Marriott guaranteeing lease payments for the tenant of the Orland Park Property whose aggregate carrying value represents more than 20 percent of the Company's total assets for the year ended December 31, 2001. The summarized financial information presented for Marriott as of December 28, 2001 and December 29, 2000, and for each of the three fiscal years ended December 28, 2001, was obtained from the Form 10-K filed by Marriott with the Securities and Exchange Commission for the year ended December 28, 2001.

                  Marriott International, Inc. and Subsidiaries
                             Selected Financial Data
                      (in Millions, except per share data)

      Consolidated Balance Sheets Data:
      --------------------------------
                                                                      December 28,         December 29,
                                                                          2001                 2000
                                                                     ---------------     ----------------

      Current Assets                                                    $     2,130          $     1,645
      Noncurrent Assets                                                       6,977                6,592
      Current Liabilities                                                     1,802                1,917
      Noncurrent Liabilities                                                  3,827                3,053
      Stockholders' Equity                                                    3,478                3,267


      Consolidated Statements of Income Data:
      --------------------------------------

                                                                   2001           2000            1999
                                                              -------------   -------------    ------------

      Gross revenues                                             $ 10,198        $ 10,135         $ 8,771

      Costs and expenses (including income tax expense)             9,962           9,656           8,371
                                                              -------------   -------------    ------------

      Net income                                                 $    236        $    479         $   400
                                                              =============   =============    ============

      Basic earnings per share                                   $   0.97        $   1.99         $  1.62
                                                              =============   =============    ============

      Diluted earnings per share                                 $   0.92        $   1.89         $  1.51
                                                              =============   =============    ============


     The following financial information represents the combined financial statements of five properties acquired by the Company through the date that this report was filed that are leased to affiliates of American Retirement Corporation ("ARC"). The Company does not own any interest in ARC's affiliates' operation of the communities. The properties in Arlington, Texas and Boca Raton, Florida were owned by the Company as of December 31, 2001 and had an aggregate carrying value that represented more than 20 percent of the Company's total assets for the year ended December 31, 2001.



American Retirement
Communities Portfolio
(A Group of Related Properties Acquired by CNL
Retirement Properties, Inc.)
Combined Financial Statements
As of and For the Years Ended
December 31, 2001 and 2000

               Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders
CNL Retirement Properties, Inc.


In our opinion, the accompanying combined balance sheets and the related combined statements of operations and changes in equity and of cash flows present fairly, in all material respects, the financial position of American Retirement Communities Portfolio (a Group of Related Properties Acquired by CNL Retirement Properties, Inc.) (the "Communities") at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Communities' management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Our audit was conducted for the purpose of forming an opinion on the combined financial statements taken as a whole. The combining information is presented for purposes of additional analysis of the combined financial statements rather than to present the results of operations of the individual Communities. However, the combining information has been subjected to the auditing procedures applied in the audit of the combined financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the combined financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP


Orlando, Florida
May 7, 2002

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Combined Balance Sheets
December 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                                                    2001                2000
                                                                              -----------------   -----------------
Assets
Current assets:
    Cash                                                                             $ 488,319           $ 673,871
    Accounts receivable, net of allowance for doubtful
      accounts of $188,771 and $87,620                                               1,274,637             612,729
    Prepaid expenses and other                                                         150,921             125,446
                                                                              -----------------   -----------------
             Total current assets                                                    1,913,877           1,412,046
                                                                              -----------------   -----------------

Restricted cash                                                                      1,708,634             525,000
                                                                              -----------------   -----------------

Property and equipment, net                                                         33,183,957             572,314
                                                                              -----------------   -----------------

Other assets:
    Security deposits                                                                  810,030             258,983
    Deferred financing costs, net                                                      218,594                   -
                                                                              -----------------   -----------------
             Total other assets                                                      1,028,624             258,983
                                                                              -----------------   -----------------

             Total assets                                                         $ 37,835,092         $ 2,768,343
                                                                              =================   =================

Liabilities and Equity
Current liabilities:
    Current maturities of long-term debt                                             $ 692,029             $     -
    Accounts payable                                                                   519,267             599,762
    Accrued payroll                                                                    341,458             232,100
    Accrued property tax                                                               923,665             567,673
    Other accrued expenses                                                           1,127,946             236,759
                                                                              -----------------   -----------------
             Total current liabilities                                               3,604,365           1,636,294

Long-term debt, less current maturities                                             32,444,896                   -
Resident deposits                                                                      417,898             436,396
                                                                              -----------------   -----------------
             Total liabilities                                                      36,467,159           2,072,690
                                                                              -----------------   -----------------

Equity                                                                               1,367,933             695,653
                                                                              -----------------   -----------------

             Total liabilities and equity                                         $ 37,835,092         $ 2,768,343
                                                                              =================   =================




         The accompanying notes are an integral part of these combined financial statements.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Combined Statements of Operations and Changes in Equity
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                                                      2001               2000
                                                                                -----------------  ------------------

Revenue:
    Community resident and health care services                                     $ 17,946,629         $10,232,625
    Interest and other                                                                   319,339              28,249
                                                                                -----------------  ------------------
                Total revenue                                                         18,265,968          10,260,874
                                                                                -----------------  ------------------

Expenses:
    Community operating expenses                                                      15,533,428           9,687,518
    Lease expense                                                                      4,957,887           4,642,644
    Management fees                                                                      794,621             443,922
    Bad debt expense                                                                     101,151                   -
    Interest                                                                             323,949               2,659
    Amortization                                                                          29,499                   -
    Depreciation                                                                         344,687              78,153
                                                                                -----------------  ------------------
                Total expenses                                                        22,085,222          14,854,896
                                                                                -----------------  ------------------

Loss before income taxes                                                              (3,819,254 )        (4,594,022 )

Income taxes                                                                                   -                   -
                                                                                -----------------  ------------------

Net loss                                                                              (3,819,254 )        (4,594,022 )

Equity at beginning of year                                                              695,653             706,288

Net contributions from owner/operator                                                  4,491,534           4,583,387
                                                                                -----------------  ------------------

Equity at end of year                                                                $ 1,367,933          $  695,653
                                                                                =================  ==================






          The accompanying notes are an integral part of these combined financial statements.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Combined Statements of Cash Flows
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                                                       2001                2000
                                                                                 -----------------   -----------------

Cash flows from operating activities:
    Net loss                                                                          $(3,819,254 )       $(4,594,022 )
    Depreciation and amortization                                                         374,186              78,153
    Changes in assets and liabilities:
      Increase in accounts receivable                                                    (661,908 )          (371,211 )
      Increase in prepaid expenses and other                                              (25,475 )           (64,474 )

      (Increase) decrease in security deposits                                           (551,047 )               438
      Increase in accounts payable and accrued expenses                                 1,276,042             919,634
      Decrease in resident deposits                                                       (18,498 )           (10,986 )
                                                                                 -----------------   -----------------
                Net cash used in operating activities                                  (3,425,954 )        (4,042,468 )
                                                                                 -----------------   -----------------

Cash flows from investing activities:
    Additions to property and equipment                                               (12,630,306 )          (378,395 )
    Increase in restricted cash                                                        (1,183,634 )                 -
                                                                                 -----------------   -----------------
                Net cash used in investing activities                                 (13,813,940 )          (378,395 )
                                                                                 -----------------   -----------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                           13,000,000                   -
    Payment of loan costs                                                                (248,093 )                 -
    Payments on long-term debt                                                           (189,099 )                 -
    Net contributions from owner/operator                                               4,491,534           4,583,387
                                                                                 -----------------   -----------------
                Net cash provided by financing activities                              17,054,342           4,583,387
                                                                                 -----------------   -----------------

Net (decrease) increase in cash                                                          (185,552 )           162,524

Cash at beginning of year                                                                 673,871             511,347
                                                                                 -----------------   -----------------

Cash at end of year                                                                     $ 488,319          $  673,871
                                                                                 =================   =================


Supplemental disclosures of cash flow information:

    Cash paid during the year for interest                                              $ 323,949           $   2,659
                                                                                 =================   =================
    Cash paid during the year for income taxes                                          $       -           $       -
                                                                                 =================   =================
    Non-cash investing and financing activities - Note 3


          The accompanying notes are an integral part of these combined financial statements.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------


1.       Organization and Nature of Business:

         The ARC Retirement Communities Portfolio ("the Communities") consists of five assisted living/retirement communities located in Arlington, Texas, Boca Raton, Florida, Oak Park, Illinois, Coconut Creek, Florida and Greenwood Village, Colorado. The Communities are managed by American Retirement Corporation ("ARC"), a national senior living and health care services provider. During 2001 and the first quarter of 2002, ARC entered into a series of transactions with CNL Retirement Properties, Inc. ("CNL"), a real estate investment trust, to sell the land, buildings and certain equipment used in the operation of the Communities and lease it back on a triple-net basis. The leases with CNL contain collateralization and other requirements that are generally evaluated on an aggregate basis. During 2000, several of the Communities were in the development stage as summarized below:

                                                                                               Beginning
                                                                                             Annual Minimum
                                                 Commenced            Month Acquired         Lease Payment
                     Property                    Operations               by CNL               Due to CNL
           ------------------------------   ---------------------   --------------------  ---------------------

           Broadway Plaza                       August 2000            November 2001              $  1,084,322
               Arlington, TX

           Homewood Residence                   October 2000           November 2001                   991,380
               Boca Raton, FL

           Holley Court Terrace                  July 1993             February 2002                 1,846,928
               Oak Park, IL

           Homewood Residence                  February 2000           February 2002                   968,756
               Coconut Creek, FL

           Heritage Club                       November 1999            March 2002                   1,786,538
               Greenwood Village, CO
                                                                                          ---------------------
                                                                                                  $  6,677,924
                                                                                          =====================


         In connection with Communities that became operational during 1999 and 2000, ARC had previously entered into various transactions with third parties for their development. ARC had also entered into long-term leases with entities, including subsidiaries of a bank and a real estate investment trust. Upon completion of the development projects, the real estate and equipment were leased to ARC or other entities which then entered into management contracts with ARC for their operation. Two of these entities were affiliated with a Director of ARC. The management agreements provided ARC with rights of first offer to acquire the leasehold interest of the Communities.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies:

         Basis of Presentation
         The accompanying financial statements have been prepared to present the combined financial results of the Communities and are presented for the purposes of complying with the Securities and Exchange Commission's rules and regulations regarding acquired businesses and properties.

         The combined financial statements reflect the historical accounts of the Communities including allocations of general and administrative expenses from the ARC corporate offices in the form of management fees. The management fees, calculated as a percentage of revenue, are based on determinations that ARC management believes to be reasonable. However, management believes that the Communities' corporate administrative and general expenses on a stand-alone basis may have been different had the Communities operated as unaffiliated entities.

         Liquidity
         As described in Note 1, several of the Communities recently commenced operations and consequently are expected to have cash flow deficits through a normal stabilization period. In connection with the CNL sale-leaseback transactions, ARC has restricted funds in the amount of approximately $3.9 million to fund cash flow deficits at the Communities, if required. To the extent additional funds are needed, ARC is obligated under the terms of the leases, to fund the required amounts. In the event ARC, as guarantor, is unable to fulfill its obligations, CNL, as lessor, could support the ongoing operations of the Communities and protect its interest as owner of the underlying real estate.

         Use of Estimates and Assumptions
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

         Recognition of Revenue
         The Communities provide residents with housing and health care services through various types of agreements. Housing and health care services are provided on an annual, monthly or per-diem basis. Residents pay a monthly housing fee, which entitles them to the use of certain amenities and services. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are received. The Communities recognize revenues under these agreements as the services are provided.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

  2.    Summary of Significant Accounting Policies - Continued:

         Recognition of Revenue - Continued
         Resident and health care revenues are reported at estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

         Restricted Cash
         Restricted cash includes cash held by lenders under loan agreements in escrow for property taxes and property improvement and cash segregated under operating reserve provisions of lease agreements.

         Accounts Receivable
         Accounts receivable, net of an allowance for doubtful accounts, represent the estimate of the amount that ultimately will be realized in cash. ARC management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, analyses of receivable portfolios by payor source and aging of receivables, as well as review of specific accounts, and makes adjustments to the allowance as necessary.

         Property and Equipment
         Property and equipment are recorded at cost and include interest and real estate capitalized during the construction period, as well as other costs directly related to the acquisition, development, and construction. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 40 and 15 years, respectively, and furniture, fixtures and equipment are depreciated over five to seven years.

         Impairment of Long-Lived Assets
         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the assets' carrying amount exceeds its fair value.

         Deferred Financing Costs
         Deferred financing costs are being amortized using the straight-line method, which approximates the interest method, over the term of the related debt agreement.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies - Continued:

         Income Taxes
         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Insurance The Communities are self-insured for workers compensation claims up to certain limits. Additional stop-loss coverage is purchased to cover claims in excess of these limitations. The Communities have established reserves for all reported and unpaid claims and for estimated claims incurred but not yet reported, based upon historical claims loss experience. The Communities' operator maintains commercial insurance on a claims-made basis for general and professional liability. The operator also has professional liability coverage with a commercial insurance carrier with limits of $5 million for each occurrence and $15 million aggregate for potential losses related to these matters, if they occur. In addition, the Communities carry primary and secondary umbrella liability coverage with a $25 million per occurrence limit. The Communities, through ARC, carry a mandated crime insurance policy with a coverage limit of $1 million.

         Equity
         ARC transfers excess cash from and makes working capital advances and corporate allocations to the Communities. These advances include amounts to fund operating shortfalls. The resulting net balance of these transactions plus the initial investment in the Communities and the cumulative equity (deficit) of the Communities is classified as equity in the balance sheets.

         Concentrations of Credit Risk
         Financial instruments that potentially subject the Communities to significant concentrations of credit risk consist principally of cash, accounts receivable and restricted cash. The majority of the Communities' cash is in accounts with financial institutions that ARC management has determined to be high quality institutions. ARC management believes credit risk related to cash and restricted assets is minimal. The Communities' accounts receivable consist of monthly fees and charges due from residents.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

3.       Property and Equipment:

         During 2000 and for the majority of 2001, the Communities were operated under various operating lease arrangements (see Notes 1 and 6).

         On September 26, 2001, ARC acquired the land, building and equipment of the retirement center in Oak Park, Illinois previously leased under an operating lease. ARC financed this acquisition by entering into a $13.0 million mortgage note. In connection with this acquisition, land, buildings and equipment increased by $12.4 million.

         During November 2001, ARC exercised its option to acquire the land, building and equipment used in the operation of the Boca Raton, Florida and Arlington, Texas Communities and simultaneously completed sale-leaseback transactions with CNL under 15-year lease agreements, which contain two five-year renewal options and rights of first refusal to repurchase the leased assets. As a result of contingent earn-out agreements, these leases are accounted for as financing transactions and accordingly property and equipment and debt of approximately $20.2 million are recorded on the balance sheets.

         Property and equipment consists of the following at December 31:

                                                   2001              2000
                                              ---------------  ----------------

              Land                                $3,294,093          $      -
              Building and improvements           28,327,404                 -
              Equipment                            2,055,869           689,735
              Construction in progress                25,949            57,250
                                              ---------------  ----------------
                                                  33,703,315           746,985
              Less accumulated depreciation         (519,358 )        (174,671 )
                                              ---------------  ----------------

                                                 $33,183,957          $572,314
                                              ===============  ================

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

4.       Long-Term Debt:

         Long-term debt consists of the following at December 31:

                                                                                   2001                2000
                                                                            -----------------   -----------------

        Sale/leaseback financing payable in monthly
          installments of $172,975 including interest
          at 7.63% maturing in 2016                                             $ 20,171,493             $     -

        Mortgage note payable bearing interest at a floating rate equal to three hundred and fifty basis points in excess of the LIBOR rate (6.28% at December 31, 2001). Interest and principal is due monthly with remaining principal and unpaid interest due
          October 1, 2003. The note is collateralized by certain land,
          buildings and equipment                                                 12,965,432                   -
                                                                            -----------------   -----------------
        Total long-term debt                                                      33,136,925                   -
        Less current portion                                                        (692,029 )                 -
                                                                            -----------------   -----------------

                                                                                $ 32,444,896             $     -
                                                                            =================   =================



         The following is a schedule of future maturities of long-term debt as of December 31, 2001.

                         2002                        $ 692,029
                         2003                       13,303,760
                         2004                          642,537
                         2005                          745,520
                         2006                          929,067
                         Thereafter                 16,824,012
                                              -----------------

                                                  $ 33,136,925
                                              =================

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

5.       Income Taxes:

         Total income tax expense consists of:

                                                     2001           2000
                                                 -------------  -------------

                U.S. Federal:
                  Current                              $    -         $    -
                  Deferred
                                                            -              -
                                                 -------------  -------------
                          Total U.S. Federal                -              -
                                                 -------------  -------------

                State:
                  Current
                  Deferred
                                                            -              -
                                                 -------------  -------------
                          Total State                       -              -
                                                 -------------  -------------
                          Total                        $    -         $    -
                                                 =============  =============

         The tax effect of temporary differences that give rise to the following net deferred tax liability at December 31, 2001 and 2000 consists of:

                                                       2001           2000
                                                  -------------  -------------

           Net operating loss carryforwards         $1,351,333      $ 242,979
           Valuation allowance                      (1,351,333 )     (242,979 )
                                                  -------------  -------------

                    Net deferred tax liability          $    -         $    -
                                                  =============  =============


         The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Communities' effective tax rate for financial statement purposes:

                                                          2001            2000
                                                       --------------  --------------

           Statutory tax rate (34%)                     $ (1,298,546 )  $ (1,561,967 )
           State income taxes, net of federal benefit       (116,669 )       (18,254 )
           Tax losses of nonconsolidated partnerships        306,861       1,344,564
           Increase in valuation allowance                 1,108,354         235,657
                                                       --------------  --------------

                    Total                               $          -    $          -
                                                       ==============  ==============

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

5.       Income Taxes - Continued:

         For the year ended December 31, 2000, Broadway Plaza, Homewood Residence Boca Raton and Holley Court Terrace were included in ARC's consolidated federal income tax return. For the year ended December 31, 2001, Broadway Plaza, Homewood Residence Boca Raton, Holley Court Terrace and Homewood Residence Greenwood Village were included in ARC's consolidated federal income tax return. Communities that were not included in ARC's consolidated federal income tax returns were owned by partnerships not included in the ARC consolidated return. For the financial statement presentation, the separate-return method is used to allocate current and deferred federal and state tax expense to the Communities as if they were separate taxpayers. No tax benefit or expense has been reported with respect to the Communities owned by partnerships not included in the ARC consolidated return, since taxes on income generated by those partnerships are the responsibility of the partners.

         The Communities have tax net operating loss carryovers in the amount of $3,556,142, which expire beginning in 2020. The Communities have not recorded this potential deferred tax benefit because they do not have sufficient historical earnings on which to conclude that they are more likely than not to realize a future benefit.



6.       Leases:

         As of December 31, 2001 and 2000, two and four, respectively, of the Communities were operated under leasing structures which were treated as operating leases for financial reporting purposes and financing leases for income tax purposes. These leases provided ARC with termination rights whereby ARC could terminate the leases and acquire the assets at predetermined amounts in exchange for assuming the lessors' debt, forgiving notes receivable from the lessor, and repaying the lessors' equity. In November 2001, ARC elected to terminate two of the leases and simultaneously entered into a transaction with CNL (see
         Note 3). In February and March 2002, ARC elected to terminate two additional leases and subsequently entered into a transaction with CNL (see Note 10).




7.       Related Party Transactions:

         ARC performs management services for the Communities which includes certain corporate administrative and general expenses for financial, legal, accounting, human resources and information systems. These services are reflected as management fees on the statement of operations.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

8.       Employee Benefit Plans:

         The Communities' employees are eligible to participate in a defined contribution plan established by ARC, including features under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan permits employees to make voluntary contributions up to specified limits. Additional contributions may be made by the Communities at their discretion, that vest ratable over a five-year period. The Communities incurred $17,917 and $37,541 in expense for the years ended December 31, 2001 and 2000, respectively.



9.       Commitments and Contingencies:

         Federal and state governments regulate various aspects of the Communities' business. The development and operation of health care facilities and provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, restrictions on the ability to expand existing facilities, and, in extreme cases, the revocation of a Community's license or closure.

         The Communities are subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Communities.



10.      Subsequent Events:

         In February and March of 2002, ARC exercised its right with respect to the Coconut Creek, Florida and Greenwood Village, Colorado Communities, respectively, operated under leasing arrangements to acquire the leased assets and simultaneously entered into sale-leaseback transactions with CNL which were accounted for as financings.

         In February of 2002, ARC entered into a sale-leaseback transaction with CNL in connection with the Holley Court Terrace Community purchased from a previous lessor on September 26, 2001 which will be accounted for as an operating lease.

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Notes to Combined Financial Statements - Continued
Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

10.      Subsequent Events - Continued:

         As a result of these transactions, these Communities' future minimum lease payments are as follows:

                         2002                     $ 3,866,000
                         2003                       4,661,000
                         2004                       4,735,000
                         2005                       4,811,000
                         2006                       4,888,000
                         Thereafter                54,597,000
                                             -----------------

                                                 $ 77,558,000
                                             =================

American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Combining Balance Sheet
December 31, 2001
-------------------------------------------------------------------------------

                                                               Properties         Properties
                                                              Acquired by        Acquired by
                                                              CNL in 2001        CNL in 2002          Combined
                                                            -----------------  -----------------  ------------------
Assets
Current assets:
    Cash                                                           $   1,000          $ 487,319           $ 488,319
    Accounts receivable                                               22,972          1,251,665           1,274,637
    Prepaid expenses and other                                        41,194            109,727             150,921
                                                            -----------------  -----------------  ------------------
             Total current assets                                     65,166          1,848,711           1,913,877
                                                            -----------------  -----------------  ------------------

Restricted cash                                                      906,634            802,000           1,708,634
                                                            -----------------  -----------------  ------------------

Property and equipment, net                                       20,301,080         12,882,877          33,183,957
                                                            -----------------  -----------------  ------------------

Other assets:
    Security deposits                                                810,030                  -             810,030
    Deferred financing costs, net                                          -            218,594             218,594
                                                            -----------------  -----------------  ------------------
             Total other assets                                      810,030            218,594           1,028,624
                                                            -----------------  -----------------  ------------------

             Total assets                                       $ 22,082,910       $ 15,752,182        $ 37,835,092
                                                            =================  =================  ==================

Liabilities and Equity
Current liabilities:
    Current maturities of long-term debt                           $ 218,201          $ 473,828           $ 692,029
    Accounts payable                                                  42,825            476,442             519,267
    Accrued expenses                                                 668,071          1,724,998           2,393,069
                                                            -----------------  -----------------  ------------------
             Total current liabilities                               929,097          2,675,268           3,604,365

Long-term debt, less current maturities                           19,953,291         12,491,605          32,444,896
Resident deposits                                                      6,724            411,174             417,898
                                                            -----------------  -----------------  ------------------
             Total liabilities                                    20,889,112         15,578,047          36,467,159
                                                            -----------------  -----------------  ------------------

Equity                                                             1,193,798            174,135           1,367,933
                                                            -----------------  -----------------  ------------------

             Total liabilities and equity                       $ 22,082,910       $ 15,752,182        $ 37,835,092
                                                            =================  =================  ==================


American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Combining Statement of Operations and Changes in Equity
Year Ended December 31, 2001
-------------------------------------------------------------------------------

                                                                   Properties         Properties
                                                                  Acquired by         Acquired by
                                                                  CNL in 2001         CNL in 2002          Combined
                                                                -----------------  ------------------  ------------------

Revenue:
    Community resident and health care services                      $ 2,828,364         $15,118,265         $17,946,629
    Interest and other                                                       149             319,190             319,339
                                                                -----------------  ------------------  ------------------
                  Total revenue                                        2,828,513          15,437,455          18,265,968
                                                                -----------------  ------------------  ------------------

Expenses:
    Community operating expenses                                       3,471,456          12,061,972          15,533,428
    Lease expense                                                      1,516,715           3,441,172           4,957,887
    Management fees                                                      141,418             653,203             794,621
    Bad debt expense                                                           -             101,151             101,151
    Interest                                                              94,432             229,517             323,949
    Amortization                                                               -              29,499              29,499
    Depreciation                                                         133,835             210,852             344,687
                                                                -----------------  ------------------  ------------------
                  Total expenses                                       5,357,856          16,727,366          22,085,222
                                                                -----------------  ------------------  ------------------

Loss before income taxes                                              (2,529,343 )        (1,289,911 )        (3,819,254 )

Income taxes                                                                   -                   -                   -
                                                                -----------------  ------------------  ------------------

Net loss                                                              (2,529,343 )        (1,289,911 )        (3,819,254 )

Equity at beginning of year                                              109,651             586,002             695,653

Net contributions from owner/operator                                  3,832,792             658,742           4,491,534
                                                                -----------------  ------------------  ------------------

Equity (deficit) at end of year                                      $ 1,413,100          $  (45,167 )       $ 1,367,933
                                                                =================  ==================  ==================




American Retirement Communities Portfolio
(A Group of Related Properties Acquired by CNL Retirement Properties, Inc.) Combining Statement of Cash Flows
Year Ended December 31, 2001
-------------------------------------------------------------------------------

                                                                     Properties         Properties
                                                                    Acquired by         Acquired by
                                                                    CNL in 2001         CNL in 2002         Combined
                                                                  -----------------  ------------------  ----------------

Cash flows from operating activities:
    Net loss                                                           $(2,529,343 )       $(1,289,911 )     $(3,819,254 )
    Depreciation and amortization                                          133,835             240,351           374,186
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                           135,116            (797,024 )        (661,908 )
      Decrease (increase) in prepaid expenses
        and other assets                                                    19,044             (44,519 )         (25,475 )
      (Increase) decrease in security deposits                            (810,030 )           258,983          (551,047 )
      Increase in accounts payable and
        accrued expenses                                                   410,040             866,002         1,276,042
      Increase (decrease) in tenant deposits                                 2,324             (20,822 )         (18,498 )
                                                                  -----------------  ------------------  ----------------
                 Net cash used in operating activities                  (2,639,014 )          (786,940 )      (3,425,954 )
                                                                  -----------------  ------------------  ----------------

Cash flows from investing activities:
    Additions to property and equipment                                   (133,112 )       (12,497,194 )     (12,630,306
    Increase in restricted assets                                         (906,634 )          (277,000 )      (1,183,634 )
                                                                  -----------------  ------------------  ----------------
                 Net cash used in investing activities                  (1,039,746 )       (12,774,194 )     (13,813,940 )
                                                                  -----------------  ------------------  ----------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                     -          13,000,000        13,000,000
    Payment of loan costs                                                        -            (248,093 )        (248,093 )
    Payments on long-term debt                                            (154,532 )           (34,567 )        (189,099 )
    Net contributions from owner/operator                                3,832,792             658,742         4,491,534
                                                                  -----------------  ------------------  ----------------
                 Net cash provided by financing activities               3,678,260          13,376,082        17,054,342
                                                                  -----------------  ------------------  ----------------

Net decrease in cash and cash equivalents                                     (500 )          (185,052 )        (185,552 )

Cash at beginning of year                                                    1,500             672,371           673,871
                                                                  -----------------  ------------------  ----------------

Cash at end of year                                                      $   1,000          $  487,319         $ 488,319
                                                                  =================  ==================  ================


Supplemental disclosures of cash flow information:

    Cash paid during the year for interest                               $  94,432          $  229,517         $ 323,949
                                                                  =================  ==================  ================

    Cash paid during the year for taxes                                  $       -          $        -         $       -
                                                                  =================  ==================  ================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2002.

                             CNL RETIREMENT PROPERTIES, INC.

                              By:   /s/ Robert A. Bourne
                                    ---------------------------
                                    ROBERT A. BOURNE
                                    Vice Chairman of the Board,
                                    President and Treasurer
                                   (Principal Financial and Accounting Officer)