Form 10-Q
period 2002-03-31
CNL RETIREMENT PROPERTIES INC
filed 2002-05-15
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from to
                                         --------------------------   ---------------------------


                             Commission file number
                                    000-32607
                         ------------------------------

                         CNL Retirement Properties, Inc.
 ------------------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                                          59-3491443
-------------------------------------------       ----------------------------------------
    (State of other jurisdiction                                (I.R.S. Employer
     of incorporation or organization)                           Identification No.)

            450 South Orange Avenue
               Orlando, Florida                                      32801
-------------------------------------------       ----------------------------------------
 (Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number
      (including area code)                                     (407) 650-1000
                                                  ----------------------------------------

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

15,238,082 shares of common stock, $.01 par value, outstanding as of May 7, 2002.

                                    CONTENTS




Part I                                                                           Page

   Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets                                1

             Condensed Consolidated Statements of Earnings                        2

             Condensed Consolidated Statements of Stockholders' Equity            3

             Condensed Consolidated Statements of Cash Flows                      4

             Notes to Condensed Consolidated Financial Statements                 5-11

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       12-18

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk           18


Part II
  Other Information                                                               19-21

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,          December 31,
                                                                                2002                 2001
                                                                           -------------        -------------
                                ASSETS

Land, buildings and equipment on operating leases, less
   accumulated depreciation of $1,207,785 and $827,127,
   respectively                                                            $  83,016,979        $  35,232,568
Cash and cash equivalents                                                     38,228,940           26,721,107
Restricted cash                                                                  322,399               35,109
Receivables                                                                        6,416              180,163
Loan costs, less accumulated amortization of $56,721 and
   $18,981, respectively                                                          18,852               36,936
Accrued rental income                                                            227,945               97,793
Other assets                                                                   3,200,459            2,143,213
                                                                           -------------        -------------

                                                                           $ 125,021,990        $  64,446,889
                                                                           =============        =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage payable                                                       $  12,933,859        $           -
    Due to related parties                                                     1,841,282            1,772,807
    Accounts payable and accrued expenses                                         85,675              294,839
    Security deposit                                                           3,204,875            1,363,986
    Rent paid in advance                                                          79,248              105,215
                                                                           -------------        -------------
          Total liabilities                                                   18,144,939            3,536,847
                                                                           -------------        -------------

Stockholders' equity:
    Preferred stock, without par value.
         Authorized and unissued 3,000,000 shares                                      -                   -
    Excess shares, $.01 par value per share.
         Authorized and unissued 103,000,000 shares                                    -                   -
    Common stock, $.01 par value per share.
         Authorized 100,000,000 shares, issued 12,453,749 and
       7,141,131 shares, respectively, outstanding 12,446,137
       and 7,134,400 shares, respectively                                        124,461              71,344
    Capital in excess of par value                                           108,423,781          61,786,149
    Accumulated distributions in excess of net earnings                       (1,671,191)           (947,451)
                                                                           -------------        ------------
          Total stockholders' equity                                         106,877,051          60,910,042
                                                                           -------------        ------------

                                                                           $ 125,021,990        $ 64,446,889
                                                                           =============        ============


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            Quarter
                                                                        Ended March 31,
                                                                  2002                    2001
                                                               -----------           ---------------

Revenues:
    Rental income from operating leases                        $ 1,401,373           $       344,940
    FF&E reserve income                                              9,335                     7,858
    Interest and other income                                      257,053                     3,564
                                                               -----------           ---------------
                                                                 1,667,761                   356,362
                                                               -----------           ---------------

Expenses:
    Interest                                                       108,692                    66,738
    General operating and administrative                           246,839                    89,996
    Asset management fees to related party                          65,228                    20,773
    Depreciation and amortization                                  418,398                   111,507
                                                               -----------           ---------------
                                                                   839,157                   289,014
                                                               -----------           ---------------

Net Earnings                                                   $   828,604           $        67,348
                                                               ===========           ===============


Net Earnings Per Share of Common
   Stock (Basic and Diluted)                                   $      0.09           $          0.05
                                                               ===========           ===============

Weighted Average Number of Shares of
   Common Stock Outstanding (Basic and Diluted)                  9,682,887                 1,283,363
                                                               ===========           ===============









     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          Quarter Ended March 31, 2002 and Year Ended December 31, 2001

                                                    Common stock
                                              -----------------------
                                                                                          Accumulated
                                                                          Capital in     distributions
                                                Number         Par        excess of       in excess of
                                               of shares      value       par value       net earnings         Total
                                              ----------     --------    ------------    --------------     -----------


  Balance at December 31, 2000                 1,185,840     $ 11,858    $  9,547,784    $     (356,094)    $ 9,203,548

  Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan             5,951,975       59,520      59,460,231                 -      59,519,751

  Retirement of common stock                      (3,415)         (34)        (31,386)                -         (31,420)

  Stock issuance costs                                 -            -      (7,190,480)                -      (7,190,480)

  Net earnings                                         -            -               -           915,965         915,965

  Distributions declared and paid
    ($0.6996 per share)                                -            -               -        (1,507,322)     (1,507,322)
                                              ----------    ---------    ------------    --------------    ------------

  Balance at December 31, 2001                 7,134,400       71,344      61,786,149          (947,451)     60,910,042

  Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan             5,312,618       53,126      53,073,053                 -      53,126,179

  Retirement of common stock                        (881)          (9)         (8,098)                -          (8,107)

  Stock issuance costs                                 -            -      (6,427,323)                -      (6,427,323)

  Net earnings                                         -            -               -           828,604         828,604

  Distributions declared and paid
    ($0.1749 per share)                                -            -               -        (1,552,344)     (1,552,344)
                                              ----------    ---------    ------------    --------------    ------------

  Balance at March 31, 2002                   12,446,137     $124,461    $108,423,781    $   (1,671,191)   $106,877,051
                                              ==========    =========    ============    ==============    ============




     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Quarter Ended
                                                                                        March 31,
                                                                                 2002              2001
                                                                             ------------        -----------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                $  3,082,728       $   235,380
                                                                             ------------       -----------

    Net Cash Used in Investing Activities:
       Additions to land, buildings and equipment on
          operating leases                                                    (33,047,816)                -
       Payment of acquisition costs                                            (3,420,767)          (81,937)
       Increase in restricted cash                                               (287,290)           (5,233)
                                                                             ------------       -----------
            Net cash used in investing activities                             (36,755,873)          (87,170)
                                                                             ------------       -----------

    Net Cash Provided by (Used in) Financing Activities:
       Repayment of borrowings on line of credit                                        -        (1,455,000)
       Principal payments on mortgage loans                                       (40,538)                -
       Payment of loan costs                                                      (19,656)                -
       Subscriptions received from stockholders                                53,126,179         1,735,638
       Distributions to stockholders                                           (1,552,344)         (219,887)
       Retirement of common stock                                                 (18,400)                -
       Payment of stock issuance costs                                         (6,314,263)         (183,072)
                                                                             ------------       -----------
            Net cash provided by (used in) financing
             activities                                                        45,180,978          (122,321)
                                                                             ------------       -----------

Net Increase in Cash and Cash Equivalents                                      11,507,833            25,889

Cash and Cash Equivalents at Beginning of Quarter                              26,721,107           177,884
                                                                             ------------       -----------

Cash and Cash Equivalents at End of Quarter                                  $ 38,228,940        $  203,773
                                                                             ============       ===========

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

        Mortage assumed on property purchased                                $12,974,397        $         -
                                                                             ===========        ===========







     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2002 and 2001

1.       Organization and Nature of Business:

         CNL Retirement Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc. organized in Delaware in December 1999. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. CNL Retirement - GP/Holding Corp. was formed in June 2001, to serve as the general partner of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring properties. The term "Company" includes, unless the context otherwise requires, CNL
         Retirement Properties, Inc., CNL Retirement Partners, LP, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp. and each of their subsidiaries.

         The Company intends to use the proceeds from its public  offerings (see
         Note 3), after deducting offering expenses, primarily to acquire real estate properties (the "Property or Properties") related to health care and seniors' housing facilities ("Retirement Facilities") located across the United States. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing ("Mortgage Loans") to operators of Retirement Facilities in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets. The Company also may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Retirement Facilities. Any Secured Equipment Leases will be funded from the proceeds of a loan in an amount up to 10 percent of the Company's total assets.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts included in the financial statements as of December 31, 2001, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2001.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2002 and 2001

2.       Basis of Presentation - Continued:

         The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries, CNL Retirement GP Corp. and CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp. and each of their subsidiaries. All significant intercompany balances and transactions have been eliminated.

3.       Public Offerings:

         On September 18, 2000, the Company commenced an offering of up to 15,500,000 additional shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the distribution reinvestment plan. As of March 31, 2002, the Company had received total subscription proceeds from its initial public offering and the 2000 Offering of $124,337,523 (12,433,749 shares), including $469,133 (46,913 shares) through the distribution reinvestment plan.

         On January 10, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 45,000,000 additional shares of common stock ($450,000,000) in an offering expected to commence immediately following the completion of the Company's 2000 Offering (the "2002 Offering"). Of the 45,000,000 shares of common stock to be offered, up to 5,000,000 will be available to stockholders purchasing shares through the Company's reinvestment plan.

4.       Land, Buildings and Equipment on Operating Leases:

         As of March 31, 2002, the Company owned six Properties consisting of land, buildings and equipment, each of which was leased on a long-term, triple-net basis to a Retirement Facility operator. The leases are for 15 years, provide for minimum and contingent rent and require the tenants to pay executory costs. In addition, the tenants pay all property taxes and assessments and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions of the initial leases. Land, buildings and equipment on operating leases consisted of the following at:


                                                 March 31,       December 31,
                                                   2002               2001
                                              --------------     ------------

          Land                                $   10,243,050     $  4,649,497
          Buildings                               69,782,987       29,209,418
          Equipment                                4,198,727        2,200,780
                                              --------------     ------------
                                                  84,224,764       36,059,695
          Less accumulated depreciation           (1,207,785)        (827,127)
                                              --------------     ------------

                                              $   83,016,979     $ 35,232,568
                                              ==============     ============

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2002 and 2001

4.       Land, Buildings and Equipment on Operating Leases - Continued:

         The leases provide for increases in the minimum annual rents commencing at predetermined intervals during the leases. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Properties were placed in service. For the quarter ended March 31, 2002, the Company recognized $130,153, of such rental income. This amount is included in rental income from operating leases in the accompanying consolidated statements of operations.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at March 31, 2002:

                 2002                                  $ 6,048,646
                 2003                                    8,166,191
                 2004                                    8,283,194
                 2005                                    8,402,351
                 2006                                    8,523,702
                 Thereafter                             90,840,597
                                                      -------------

                                                      $ 130,264,681
                                                      =============

         Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on the leases based on a percentage of the tenants' gross sales.

5.       Redemption of Shares:

         The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the quarter ended March 31, 2002, 881 shares of common stock were redeemed for $8,107 ($9.20 per share) and retired from shares outstanding of common stock.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2002 and 2001

6.       Stock Issuance Costs:

         The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support and due diligence expense reimbursement fees, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. During the quarter ended March 31, 2002, the Company incurred $6,427,323 in offering costs, including $4,250,094 in commissions and marketing support and due diligence expense reimbursement fees (see Note 8). These amounts have been charged to stockholders' equity. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2000 Offering.

7.       Distributions:

         For the quarter ended March 31, 2002, approximately 46 percent of the distributions paid to stockholders were considered ordinary income and approximately 54 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2002, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2002, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2002.

8.       Related Party Arrangements:

         Certain directors and officers of the Company hold similar positions with CNL Retirement Corp. (the "Advisor") and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

         CNL Securities  Corp. is entitled to receive  commissions  amounting to
         7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the quarter ended March 31, 2002, the Company incurred $3,984,463 of such fees, of which $3,718,833 has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares in the 2000 Offering, a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 2002, the Company incurred $265,631 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses have been or will be paid.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2002 and 2001

8.       Related Party Arrangements - Continued:

         CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable by the Company beginning on December 31 of the year following the year in which the 2000 Offering is completed and every December 31 thereafter until the Company's shares are listed on a national securities exchange or over-the-counter market ("Listing"). The soliciting dealer servicing fee will be equal to 0.20 percent of the aggregate investment of stockholders who purchase shares in the 2000 Offering. CNL Securities Corp. in turn may pay all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of March 31, 2002, no such fees had been incurred.

         The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. The Advisor is also entitled to receive acquisition fees equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time Listing occurs. During the quarter ended March 31, 2002, the Company incurred $2,973,333 of such fees, including $583,848 of acquisition fees on permanent debt. Such fees are included in other assets prior to being allocated to individual Properties.

         The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to an advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Years ended March 31, 2002 and 2001, did not exceed the Expense Cap.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the quarter ended March 31, 2002, the Company incurred $65,228 of such fees.

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

                                                                        2002           2001
                                                                     ---------        --------

             Stock issuance costs                                    $ 881,229        $ 34,583

             Land, buildings and equipment on operating leases
                and other assets                                         7,678             217
             General operating and administrative expenses             109,139          57,200
                                                                     ---------        --------

                                                                     $ 998,046        $ 92,000
                                                                     =========        ========

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2002 and 2001

8.       Related Party Arrangements - Continued:

         Amounts due to related parties consisted of the following at:

                                                                      March 31,         December 31,
                                                                        2002                2001
                                                                    ------------        ------------

      Due to the Advisor and its affiliates:
        Expenditures incurred for offering expenses on behalf
           of the Company                                           $  1,332,681        $  1,328,123
        Accounting and administrative services                            93,612              62,313
        Acquisition fees and miscellaneous acquisition                   151,103           226,98622
        expenses                                                     -----------        ------------
                                                                       1,577,396           1,617,422
                                                                     -----------        ------------

      Due to CNL Securities Corp.:
        Commissions                                                      247,383         145,670,145
        Marketing support and due diligence expense                                            9,715
           reimbursement fee                                              16,503               9,715
                                                                    -----------         ------------
                                                                         263,886             155,385
                                                                    -----------         ------------

                                                                    $  1,841,282        $  1,772,807
                                                                    ============        ============

9.       Indebtedness:

         In February 2002, the Company assumed a mortgage of $12,974,397 that matures on October 2, 2003, in conjunction with the purchase of a property located in Oak Park, Illinois. The mortgage bears interest at a floating rate of (i) 350 basis points over the 30-day LIBOR if LIBOR is over 2.6 percent or (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in an escrow reserve account that represents three months of debt service related to the mortgage. This escrow reserve is included in restricted cash at March 31, 2002.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Quarters Ended March 31, 2002 and 2001

10.      Commitments and Contingencies:

         In connection with the acquisition of four of its Properties, the Company may be required to make additional payments (the "Earnout Amount") if certain earnout provisions are achieved by the earnout date (the "Earnout Date") for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. At such time that an Earnout Amount becomes payable, the lease will be amended to increase the annual minimum rent for any such amount. The Earnout Dates for each Property are as follows:

                                    Property                    Earnout Date
             ------------------------------------------      -------------------
             Broadway Plaza, Arlington, Texas                  October 31, 2004
             Homewood Residence, Boca Raton, Florida           August 31, 2004
             Homewood Residence, Coconut Creek, Florida        March 31, 2005
             Heritage Club, Greenwood Village, Colorado        April 15, 2005

11.      Concentration of Credit Risk:

         During the quarter ended March 31, 2002, the Company owned six Properties. The lessees of five of these Properties are wholly owned subsidiaries of American Retirement Corporation and contributed 75 percent of the Company's total rental income. In addition, the five Properties are operated under the American Retirement Corporation brand chains. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the American Retirement Corporation brand chains would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the Company requiring security deposits on each of its properties, obtaining a guaranty from the tenant's parent company and, in some cases, requiring an additional cash reserve account to be held at the tenant level. The leases for the Company's Properties located in Arlington, Texas, Boca Raton, Florida, Coconut Creek, Florida, Oak Park, Illinois and Greenwood Village, Colorado contain cross-default terms, meaning that if any tenant of any of the Properties defaults on its obligations under its lease, the Company will have the ability to pursue its remedies under the lease with respect to any of these Properties regardless of whether the tenant of any such Property is under default under its lease. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during subsequent periods.

12.      Subsequent Events:

         During the period April 1, 2002 through May 7, 2002, the Company received subscription proceeds for an additional 2,971,945 shares
         ($27,919,451) of common stock. As of May 7, 2002, the Company had received total subscription proceeds of $152,256,974.

         On April 1, 2002 and May 1, 2002, the Company declared distributions totaling $730,715 and $865,199, respectively, or $0.0583 per share of common stock, payable in June 2002, to stockholders of record on April 1, 2002 and May 1, 2002, respectively.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   The Company

         CNL Retirement Properties, Inc. is a Maryland corporation that was organized on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., organized in Delaware in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. Properties acquired are generally expected to be held by Retirement Partners or its wholly owned subsidiaries and, as a result, owned by CNL Retirement Properties, Inc. through such entities. CNL Retirement - GP/Holding Corp. was formed in June 2001 to serve as the general partner of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring properties. The terms "Company" or "Registrant" include CNL Retirement Properties, Inc. and its subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement - GP/Holding Corp., CNL Retirement Partners, LP and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

                         Liquidity and Capital Resources

Common Stock Offerings

     On September 18, 2000, the Company commenced an offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"). Of the 15,500,000 shares of common stock offered, up to 500,000 are available to stockholders purchasing shares through the reinvestment plan. The managing dealer of the offerings of shares of the Company is CNL Securities Corp., an affiliate of the CNL Retirement Corp. (the "Advisor"). As of March 31, 2002, the Company had received aggregate proceeds from its initial public offering, the 2000 Offering and contributions from the Advisor of $124,537,523 (12,453,749 shares), including $469,133 (46,913 shares) through its reinvestment plan. As of March 31, 2002, the Company had received net offering proceeds of approximately $109,960,000 following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses. As of March 31, 2002, the Company had used approximately $67,147,000 of net offering proceeds and $12,974,000 of loan proceeds to invest in six properties located in Illinois, Florida, Colorado and Texas (see "Property Acquisitions and Pending Investments" below) and approximately $7,343,000 to pay acquisition fees and expenses, leaving approximately $35,470,000 available for investment in properties and mortgage loans.

         On January 10, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to an additional 45,000,000 shares of common stock ($450,000,000) in an offering expected to commence immediately following the completion of the 2000 Offering (the "2002 Offering"). Of the 45,000,000 shares of common stock to be offered in the 2002 Offering, up to 5,000,000 will be available to stockholders purchasing shares through the Company's reinvestment plan.

         During the period April 1 through May 7, 2002, the Company received additional offering proceeds of approximately $27,920,000. The Company expects to use any uninvested net proceeds, plus any additional net proceeds from the 2000 Offering and the 2002 Offering to purchase additional properties and to invest in mortgage loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving $25,000,000 line of credit. The Company has also obtained permanent financing. The aggregate amount of any permanent financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

Property Acquisitions and Pending Investments

         On February 11, 2002, the Company acquired the Holley Court Terrace independent living property located in Oak Park, Illinois (the "Oak Park Property") for $18,469,275 from American Retirement Corporation. The Company, as lessor, has entered into a long-term lease agreement relating to this property. The initial term of the lease expires on February 11, 2017. At the end of the initial lease term, the tenant will have two consecutive renewal options of five years each. The lease requires minimum annual rent of $1,846,928 for the first lease year with increases of 1 percent each lease year thereafter. In addition to minimum rent, the lease requires percentage rent. The Company assumed approximately $13,000,000 of permanent financing relating to the Oak Park Property that is secured by a mortgage on the property (see "Borrowings" below).

         In addition, on February 11, 2002, the Company acquired the Homewood Residence of Coconut Creek assisted living property located in Coconut Creek, Florida (the "Coconut Creek Property") for $9,687,563 from American Retirement Corporation. The Company, as lessor, has entered into a long-term lease agreement relating to this property. The initial term of the lease expires on February 11, 2017. At the end of the initial lease term, the tenant will have two consecutive renewal options of five years each. The lease requires minimum annual rent of $968,756 for the first lease year with increases of 2 percent each lease year thereafter. In addition to minimum rent, the lease requires percentage rent.

         On March 22, 2002, the Company acquired the Heritage Club at Greenwood Village assisted living/skilled nursing property located in Greenwood Village, Colorado (the "Greenwood Village Property") for $17,865,375 from American Retirement Corporation. The Company, as lessor, has entered into a long-term lease agreement relating to this property. The initial term of the lease expires on March 31, 2017. At the end of the initial lease term, the tenant will have two consecutive renewal options of five years each. The lease requires minimum annual rent of $1,786,538 for the first lease year with increases of 2 percent each lease year thereafter. In addition to minimum rent, the lease requires percentage rent.

         The Company also has initial commitments to acquire interests in five additional properties for an estimated purchase price of approximately $60,000,000. The five properties are the Brighton Gardens of Camarillo in Camarillo, California, the Brighton Gardens of Towson in Towson, Maryland, the Marriott MapleRidge of Clayton in Clayton, Ohio, the Marriott MapleRidge of Dartmouth in Dartmouth, Massachusetts and the Marriott MapleRidge of Laguna Creek in Elk Grove, California. The Company anticipates that these properties will be leased to a corporation of which a former director of the Company and a former officer of the Company are the principal shareholders. Marriott International, Inc. is expected to provide a limited rent guarantee of the tenant's obligation to pay minimum rent under the leases.

         In addition to the above commitments, the Company has entered into an initial commitment to acquire a 10 percent interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The Company's equity investment in the partnership is expected to be approximately $300,000. The Company's share in the limited partnership's distributions will be equivalent to its equity interest in the limited partnership. The remaining interest in the limited partnership is expected to be owned by several affiliates of the Advisor.

Borrowings

         In conjunction with the purchase of the Oak Park Property, the Company assumed a mortgage in the amount of $12,974,397, maturing October 2, 2003 (the "Oak Park Mortgage"). The Oak Park Mortgage bears interest at a floating rate of
(i) 350 basis points over the 30-day London Interbank Offered Rate (LIBOR) if LIBOR is over 2.6 percent or (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in an escrow reserve account that represents three months of debt service related to the Oak Park Mortgage. This escrow reserve is included in restricted cash at March 31, 2002. In connection with the loan, the Company incurred assumption fees of approximately $16,200.

Cash and Cash Equivalents

         Until properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal such as overnight repurchase agreements and money market funds. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire properties at such time as properties suitable for acquisition are located or to fund mortgage loans. At March 31, 2002, the Company had $38,228,940 invested in such short-term investments as compared to $26,721,107 at December 31, 2001. The increase in the amount invested in short-term investments primarily reflects proceeds received from the sale of shares and was offset by the purchase of the three properties described in "Property Acquisitions and Pending Investments" above. The funds remaining at March 31, 2002, along with additional funds expected to be received from the sale of shares and amounts received from tenants, will be used primarily to purchase additional properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Liquidity Requirements

         During the quarters ended March 31, 2002 and 2001, the Company generated cash from operations (which includes cash received from tenants and interest, less cash paid for operating expenses) of $3,082,728 and $235,380, respectively. For the quarter ended March 31, 2002, cash from operations included security deposits of $1,840,889 that were received from tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of properties, and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisitions and development of properties, and the investment in mortgage loans and secured equipment leases, with additional advances under its line of credit and proceeds from its offerings. Management expects the Company to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

         Due to the fact that the Company's properties are leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. However, management may maintain additional cash required to meet the Company's working capital needs.

         Management believes that the Company's properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the property.

Distributions

         The Company declared and paid distributions to its stockholders totaling $1,552,344 and $219,887 during the quarters ended March 31, 2002 and 2001, respectively. On April 1 and May 1, 2002, the Company declared distributions to stockholders of record on April 1 and May 1, 2002, of $0.0583 per share of common stock. These distributions are payable in June 2002.

         For the  quarters  ended  March  31,  2002 and 2001,  approximately  46 percent and 60 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 54 percent and 40 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarters ended March 31, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Due to Related Parties

         During the quarters ended March 31, 2002 and 2001, affiliates incurred on behalf of the Company $1,200,056 and $69,640, respectively, for certain offering expenses. Affiliates also incur certain acquisition and operating expenses on behalf of the Company. As of March 31, 2002 and December 31, 2001, the Company owed affiliates $1,841,282 and $1,772,807, respectively, for such amounts and unpaid fees and administrative expenses. Offering expenses paid by the Company together with selling commissions, the marketing support and due diligence expense reimbursement fee and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2000 Offering.

         Pursuant to the advisory agreement, the Advisor is also required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the
"Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the Expense Years ended March 31, 2002 and 2001, the Company's operating expenses did not exceed the Expense Cap.

                              Results of Operations

Revenues

         As of March 31, 2002, the Company owned six properties consisting of land, buildings and equipment, and had entered into long-term, triple-net lease agreements relating to these properties. The property leases provide for minimum annual base rent ranging from approximately $969,000 to $1,847,000, generally payable in monthly installments. In addition, the leases provide that the annual base rent required under the leases will increase at pre-determined intervals. In addition to annual base rent, the leases require the payment of contingent rent computed as a percentage of gross sales of the property (above certain thresholds). For the quarters ended March 31, 2002 and 2001, the Company earned $1,401,373 and $344,940, respectively, in rental income from its properties. The Company also earned $9,335 and $7,858 in FF&E Reserve income during the quarters ended March 31, 2002 and 2001, respectively. The increase in rental income was due to the Company owning six properties during the quarter ended March 31, 2002, as compared to one property during the quarter ended March 31, 2001. Because the Company has not yet acquired all of its properties, revenues for the quarter ended March 31, 2002, represent only a portion of revenues that the Company is expected to earn in future periods.

         During the quarters ended March 31, 2002 and 2001, the Company also earned $257,001 and $3,017, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. Interest income increased during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, due to the Company having a larger amount of offering proceeds temporarily invested pending the acquisition of properties. Interest income is expected to increase as the Company invests offering proceeds received in the future in highly liquid investments pending investment in properties and mortgage loans. However, as net offering proceeds are used to invest in properties and make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

Significant Tenant

         During  the  quarter  ended  March  31,  2002,  the  Company  owned six properties. The lessees of five of these properties are wholly owned subsidiaries of American Retirement Corporation and on an aggregate basis they contributed 75 percent of the Company's total rental income. The five properties are operated under the American Retirement Corporation brand chains. Although the Company intends to acquire additional properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees or the American Retirement Corporation brand chains would significantly impact the results of operations of the Company. However, management believes that the risk of such a default is reduced due to the Company's initial and continuing due diligence procedures. The Company's leases generally have credit enhancement provisions, such as guarantees or shortfall reserves provided by a third party tenant or operator. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional properties are acquired and leased during subsequent periods.

Maturity of Debt Obligations of American Retirement Corporation

         As of March 31, 2002, American Retirement Corporation was the parent company of the lessees to five of the Company's six properties. American Retirement Corporation also operates the properties and is obligated to fund certain shortfall reserves relating to the properties. According to its December 31, 2001 audited financial statements, American Retirement Corporation has significant debt obligations that mature in 2002, as well as a net working capital deficit as a result of such maturities, significant lease obligations and its current cash balances and internally developed cash are not sufficient to satisfy its scheduled debt maturities in 2002. American Retirement Corporation is currently in discussions with its lenders concerning a plan to extend and refinance certain of its debt obligations. If American Retirement Corporation is unable to successfully implement such a plan, it may have difficulty meeting its obligations and its ability to continue to operate the properties may be impaired. In such an event, the Company would have to obtain a new operator for the properties and the Company's results of operations could be affected if it were unable to do so within a brief time period. In addition, if these properties are unable to generate sufficient cash flow to make lease payments and American Retirement Corporation or a replacement tenant is unable or not required to fund lease payments, the Company's results of operations would also be affected. As the Company acquires additional properties, including the properties currently described as probable acquisitions, that will be leased to different operators, the effect on the Company's results of operations caused by any failure by American Retirement Corporation to continue to meet its obligations should diminish. As of May 7, 2002, American Retirement Corporation had met all of its obligations relating to the five properties.

Expenses

         Operating expenses were $839,157 and $289,014 for the quarters ended March 31, 2002 and 2001, respectively. Operating expenses for the quarter ended March 31, 2002, increased as a result of the Company incurring asset management fees, greater general operating and administrative expenses and depreciation and amortization expense related to the Company owning five additional properties. The dollar amount of operating expenses is expected to increase as the Company acquires additional properties and invests in mortgage loans. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional properties and invests in mortgage loans.

Funds from Operations

         Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect of depreciation on real estate assets on net earnings. (Net earnings determined in accordance with generally accepted accounting principles ("GAAP") includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the quarters ended March 31, 2002 and 2001, net earnings included $130,152 and $7,373, respectively, of these amounts.) This information is presented to help stockholders to better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net earnings, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States.

         The following is a reconciliation of net earnings to FFO:

                                                                           Quarter
                                                                        Ended March 31,
                                                                       2002        2001
                                                                   -----------   ---------

             Net earnings                                          $   828,604    $ 67,348
                 Adjustments:
                    Depreciation of real estate assets                 380,658     108,711
                                                                   -----------   ---------

             FFO                                                   $ 1,209,262   $ 176,059
                                                                   ===========   =========

                 Statement Regarding Forward Looking Information

         The preceeding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are generally characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit, continued availability of proceeds from the Company's current offering and anticipated subsequent offering, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         The Company is exposed to market changes in interest rates through its variable rate mortgage payable. However, in conjunction with the assumption of the mortgage, the Company assumed an interest rate protection transaction whereby the interest rate will not exceed 8 percent.

         The Company may also be subject to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on the variable rate line of credit at March 31, 2002.

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

                           10.10 Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.17 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                           10.11     Lease  Agreement   between  CNL  Retirement
                                     Corp.  and  ARC  Holley  Court,  LLC  dated
                                     February 11,  2002,  relating to the Holley
                                     Court   Terrace   -  Oak   Park,   Illinois
                                     (Included   as   Exhibit   10.18   to   the
                                     Registration  Statement  No.  333-37480  on
                                     Form  S-11  and   incorporated   herein  by
                                     reference.)

                           10.12 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace - Oak Park, Illinois (Included as Exhibit 10.19 to the Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                           10.13 Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida (Included as Exhibit
                                     10.20  to the  Registration  Statement  No.
                                     333-37480 on Form S-11 and incorporated herein by reference.)

                           10.14 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida (Included as Exhibit 10.21 to the Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                           10.15 Lease Agreement between CNL Retirement - AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village -
                                     Greenwood  Village,  Colorado  (Included as
                                     Exhibit 10.22 to the Registration Statement
                                     No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.16 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado
                                     (Included   as   Exhibit   10.23   to   the
                                     Registration  Statement  No.  333-76538  on
                                     Form  S-11  and   incorporated   herein  by
                                     reference.)

                           10.17 Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois (Included as Exhibit 10.24 to the Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.

                     ( b ) The Company filed two reports on Form 8-K on February
                           26, 2002 and April 8, 2002, in connection with the acquisition of three properties.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of May, 2002


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


                                              By:  /s/ Robert A. Bourne
                                                   ---------------------
                                                   ROBERT A. BOURNE
                                                   Vice Chairman of the Board,
                                                   President and Treasurer
                                                   (Principal Financial and
                                                    Accounting Officer)