Form 10-Q
period 2002-06-30
CNL RETIREMENT PROPERTIES INC
filed 2002-08-14
CIK 1055264

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
             -------------------------------------------------------

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

                         CNL Retirement Properties, Inc.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Maryland                          59-3491443
  -------------------------------------- --------------------------------------
         (State of other jurisdiction              (I.R.S. Employer
       of incorporation or organization)          Identification No.)

      450 South Orange Avenue
          Orlando, Florida                               32801
  -------------------------------------- --------------------------------------
 (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number
  (including area code)                              (407) 650-1000
                                         --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

24,144,571 shares of common stock, $.01 par value, outstanding as of August 7, 2002.

                                    CONTENTS





Part I                                                                                                    Page
                                                                                                          ----

   Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets                                                         1

             Condensed Consolidated Statements of Earnings                                                 2

             Condensed Consolidated Statements of Stockholders' Equity                                     3

             Condensed Consolidated Statements of Cash Flows                                               4

             Notes to Condensed Consolidated Financial Statements                                          5-13

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                14-21

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                    22


Part II

   Other Information                                                                                       23-27



                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                           ------------------        ------------------
                                ASSETS

Land, buildings and equipment on operating leases, less
   accumulated depreciation of $1,992,989 and $827,127,
   respectively                                                            $      145,722,178        $       35,232,568
Cash and cash equivalents                                                          69,268,957                26,721,107
Restricted cash                                                                       330,089                    35,109
Receivables                                                                           514,165                   180,163
Investment in real estate partnership                                                 300,000                        --
Loan costs, less accumulated amortization of $65,367 and
   $18,981, respectively                                                              576,607                    36,936
Accrued rental income                                                                 451,790                    97,793
Other assets                                                                        4,204,900                 2,143,213
                                                                           ------------------        ------------------

                                                                           $      221,368,686        $       64,446,889
                                                                           ==================        ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                      $       36,417,422        $               --
    Due to related parties                                                          1,360,818                 1,772,807
    Accounts payable and accrued expenses                                             198,522                   294,839
    Security deposits                                                               3,204,875                 1,363,986
    Rents paid in advance                                                              54,539                   105,215
                                                                           ------------------        ------------------
          Total liabilities                                                        41,236,176                 3,536,847
                                                                           ------------------        ------------------

Minority interest                                                                   8,598,410                       --
                                                                           ------------------        ------------------

Stockholders' equity:
    Preferred stock, without par value.
         Authorized and unissued 3,000,000 shares                                          --                       --
    Excess shares, $.01 par value per share.
         Authorized and unissued 103,000,000 shares                                        --                       --
    Common stock, $.01 parvalue per share.
         Authorized 100,000,000 shares, issued 19,828,933 and
         7,141,131 shares, respectively, outstanding 19,820,921
         and 7,134,400 shares, respectively                                           198,209                    71,344
    Capital in excess of par value                                                173,891,489                61,786,149
    Accumulated distributions in excess of net earnings                            (2,555,598)                 (947,451)
                                                                           ------------------        ------------------
          Total stockholders' equity                                              171,534,100                60,910,042
                                                                           ------------------        ------------------

                                                                           $      221,368,686        $       64,446,889
                                                                           ==================        ==================

     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                      Quarter                        Six Months
                                                                   Ended June 30,                   Ended June 30,
                                                               2002             2001             2002            2001
                                                          ---------------   -------------   --------------   -------------

Revenues:
    Rental income from operating leases                   $     2,976,424   $     344,940   $    4,377,797   $     689,880
    FF&E reserve income                                            24,403           9,668           33,738          17,526
    Interest and other income                                     304,842           1,728          561,895           5,292
                                                           --------------   -------------    -------------   -------------

                                                                3,305,669         356,336        4,973,430         712,698
                                                           --------------   -------------    -------------   -------------

Expenses:
    Interest                                                      263,468          37,055          372,160         103,793
    General operating and administrative                          302,619         119,885          549,458         209,881
    Asset management fees to related party                        142,747          20,774          207,975          41,547
    Reimbursement of operating expenses
       from related party                                              --        (145,015)              --        (145,015)
    Depreciation and amortization                                 793,851         111,692        1,212,249         223,199
                                                           --------------   -------------    -------------   -------------
                                                                1,502,685         144,391        2,341,842         433,405
                                                           --------------   -------------    -------------   -------------

Earnings Before Share in Loss of
     Investment in Real Estate Partnership
     and Minority Interest                                      1,802,984         211,945        2,631,588         279,293

Share in Loss of Investment in Real Estate
     Partnership                                                   (2,236)             --           (2,236)            --

Minority interest                                                 (98,410)             --          (98,410)            --
                                                           --------------   -------------    -------------   -------------

Net Earnings                                               $    1,702,338   $     211,945    $   2,530,942   $     279,293
                                                           ==============   =============    =============   =============

Net Earnings Per Share of Common Stock
    (Basic and Diluted)                                    $         0.11   $        0.15    $        0.20   $        0.20
                                                           ==============   =============    =============   =============

Weighted Average Number of Shares of
   Common Stock Outstanding (Basic and
   Diluted)                                                    15,945,853       1,443,030       12,831,671       1,363,640
                                                           ==============   =============    =============   =============


     See accompanying notes to condensed consolidated financial statements.

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
         Six Months Ended June 30, 2002 and Year Ended December 31, 2001



                                                 Common stock                                     Accumulated
                                        -------------------------------        Capital in        distributions
                                            Number              Par            excess of          in excess of
                                           of shares           value           par value          net earnings            Total
                                        --------------     ------------    ----------------    ----------------     ---------------


Balance at December 31, 2000                  1,185,840    $      11,858   $      9,547,784    $      (356,094)     $     9,203,548

Subscriptions received for common
 stock through public offering and
 distribution reinvestment plan               5,951,975           59,520         59,460,231                 --           59,519,751

Retirement of common stock                       (3,415)             (34)           (31,386)                --              (31,420)

Stock issuance costs                                 --               --         (7,190,480)                --           (7,190,480)

Net earnings                                         --               --                 --            915,965              915,965

Distributions declared and paid
 ($0.6996 per share)                                 --               --                 --         (1,507,322)          (1,507,322)
                                        ---------------  ---------------    ---------------    ----------------    -----------------

Balance at December 31, 2001                  7,134,400           71,344         61,786,149           (947,451)          60,910,042

Subscriptions received for common
 stock through public offering and
 distribution reinvestment plan              12,687,802          126,878        126,751,140                 --          126,878,018

Retirement of common stock                       (1,281)             (13)           (11,774)                --              (11,787)

Stock issuance costs                                 --               --        (14,634,026)                --          (14,634,026)

Net earnings                                         --               --                 --           2,530,942           2,530,942

Distributions declared and paid
 ($0.3498 per share)                                 --               --                 --          (4,139,089)         (4,139,089)
                                        ---------------    -------------     ---------------    ----------------     ---------------

Balance at June 30, 2002                     19,820,921    $     198,209     $   173,891,489    $     (2,555,598)    $  171,534,100
                                        ===============    =============     ===============    ================     ===============








     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                            June 30,
                                                                                  2002                  2001
                                                                           ------------------   -------------------

Increases (Decreases) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                             $         4,896,311   $           385,659
                                                                          -------------------   -------------------

    Net Cash Used in Investing Activities:
          Additions to land, buildings and equipment on
               operating leases                                                   (92,398,063)               (3,887)
          Investment in real estate partnership                                      (302,236)                   --
          Payment of acquisition costs                                             (8,272,827)             (168,774)
          Increase in restricted cash                                                (294,980)              (14,168)
                                                                          -------------------   -------------------
          Net cash used in investing activities                                  (101,268,106)             (186,829)
                                                                          -------------------   -------------------

    Net Cash Provided by (Used in) Financing Activities:
       Repayment of borrowings on line of credit                                           --            (3,434,000)
       Proceeds from borrowings on mortgage loans                                  23,520,000                    --
       Principal payments on mortgage loans                                           (76,975)                   --
       Payment of loan costs                                                         (586,057)                   --
       Subscriptions received from stockholders                                   126,878,018             4,073,720
       Distributions to stockholders                                               (4,139,089)             (467,809)
       Retirement of common stock                                                     (26,507)               (5,226)
       Payment of stock issuance costs                                            (15,149,745)             (409,742)
       Contributions by minority interest                                           8,500,000                    --
                                                                          -------------------   -------------------
           Net cash provided by (used in) financing
             activities                                                           138,919,645              (243,057)
                                                                          -------------------   -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                               42,547,850               (44,227)

Cash and Cash Equivalents at Beginning of Period                                   26,721,107               177,884
                                                                          -------------------   -------------------

Cash and Cash Equivalents at End of Period                                $        69,268,957   $           133,657
                                                                          ===================   ===================

Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Mortgage assumed on property purchase                              $        12,974,397   $                --
                                                                          ===================   ===================



     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

1.       Organization and Nature of Business:
         ------------------------------------

         CNL Retirement Properties, Inc. was organized pursuant to the laws of the state of Maryland on December 22, 1997 to invest in real estate properties (the "Property or Properties") related to health care and seniors' housing facilities ("Retirement Facilities") located across the United States. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc. and its subsidiaries.

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

2.       Summary of Significant Accounting Policies:
         -------------------------------------------

         Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts included in the financial statements as of December 31, 2001, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2001.

         Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

2.       Summary of Significant Accounting Policies - Continued:
         -------------------------------------------------------

         Recent Accounting Pronouncements - In April 2002, the FASB issued FAS Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Ammendment of FASB Statement No. 13, and Technical Corrections." This statement recinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement are not expected to have a significant impact on the financial position or results of operations of the Company.

         In July 2002, the FASB issued FAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

3.       Public Offerings:
         -----------------

         On May 24, 2002, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"), which included up to 500,000 shares ($5,000,000) available to stockholders who elected to participate in the Company's distribution reinvestment plan. In connection with the 2000 Offering, the Company received subscription proceeds of $155,000,000 (15,500,000 shares), including $418,670 (41,867 shares) through the distribution reinvestment plan.

         Immediately following the completion of the 2000 Offering, the Company commenced an offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 are available to stockholders purchasing shares through the Company's distribution reinvestment plan. The price per share and other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and
         (ii) to CNL Retirement Corp. (the "Advisor") for acquisition fees, are substantially the same as for the Company's 2000 Offering. As of June 30, 2002, the Company had received total subscription proceeds from its initial public offering, the 2000 Offering and the 2002 Offering of $198,089,362 (19,808,933 shares), including $595,911 (59,591 shares)
         through the distribution reinvestment plan.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

4.       Land, Buildings and Equipment on Operating Leases:
         --------------------------------------------------

         During the six months ended June 30, 2002, the Company acquired eight Properties throughout the United States resulting in the Company owning a total of eleven Properties (six directly and five through a joint venture). Land, buildings and equipment on operating leases consisted of the following at:

                                                              June 30,                 December 31,
                                                               2002                       2001
                                                         -------------------      --------------------

          Land                                           $        16,317,346       $         4,649,497
          Buildings                                              125,715,236                29,209,418
          Equipment                                                5,682,585                 2,200,780
                                                         ------------------        -------------------
                                                                 147,715,167                36,059,695
          Less accumulated depreciation                           (1,992,989)                 (827,127)
                                                         -------------------       --------------------

                                                         $       145,722,178       $         35,232,568
                                                         ===================       ====================

         The Properties are leased on a long-term, triple-net basis to third party lessees. The leases are for 15 years, provide for minimum and contingent rent and require the tenants to pay executory costs. In addition, the tenants pay all property taxes and assessments and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenants to renew the leases from ten to 20 successive years subject to the same terms and conditions of the initial leases.

         The leases provide for increases in the minimum annual rents commencing at predetermined intervals during the leases. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Properties were placed in service. For the quarter and six months ended June 30, 2002, the Company recognized $223,845 and $353,997, respectively, of such rental income. These amounts are included in rental income from operating leases in the accompanying consolidated statements of earnings.

         The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at June 30, 2002:

                 2002                                    $      6,750,695
                 2003                                          13,575,075
                 2004                                           3,692,078
                 2005                                          13,811,235
                 2006                                          13,932,586
                 Thereafter                                   154,876,921
                                                         ----------------

                                                         $    216,638,590
                                                         ================

         Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on the leases based on a percentage of the tenants' gross sales.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

5.       Investment in Real Estate Partnership:
         --------------------------------------

         On May 30, 2002, the Company acquired a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The Company's investment in the partnership is accounted for using the equity method. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The following presents unaudited condensed financial information for CNL Plaza, Ltd. as of June 30, 2002 and for the period May 30, 2002 through June 30, 2002:

         Balance Sheet:
              Land, buildings and equipment, net                  $ 54,899,322
              Other assets                                          10,977,994
              Notes and mortgages payable                           63,925,586
              Other liabilities                                        823,858
              Partners' capital                                      1,127,872

         Income Statement:
             Revenues                                                  897,255
             Expenses                                                  919,615
             Net income                                                (22,360)

6.       Indebtedness:
         -------------

         In February 2002, the Company assumed a mortgage of $12,974,397 that matures on October 2, 2003, in conjunction with the purchase of a Property located in Oak Park, Illinois. The mortgage bears interest at a floating rate of (i) 350 basis points over the 30-day LIBOR if LIBOR is over 2.6 percent or (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent not to exceed 8 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in an escrow reserve account that represents three months of debt service related to the mortgage. This escrow reserve is included in restricted cash at June 30, 2002.

         On June 7, 2002, a joint venture in which the Company owns a 76.75 percent interest borrowed $23,520,000 in the form of a commercial paper backed loan secured by certain Properties. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed to investors every 30 days upon maturity. The joint venture has a liquidity facility in place in the event that the marketing effort is unsuccessful. The liquidity agent has provided a liquidity facility for up to 102 percent of the outstanding loan balance. In the event the liquidity provider defaults, a participating liquidity agent will provide up to $20,000,000 and the Company has agreed to provide liquidity for any amount in excess of $20,000,000 not to exceed $3,520,000. Interest is payable monthly with principal due when the commercial paper loan matures on June 6, 2007. The commercial paper loan bears interest at the commercial paper rate as determined by market demand (1.95 percent as of June 30, 2002) plus a margin of 1.86 percent, which is inclusive of liquidity fees and administrative costs. As of June 30, 2002, the commercial paper loan interest rate was 3.81 percent. The weighted average interest rate for the period June 7, 2002 through June 30, 2002 was 3.79 percent.

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

7.       Redemption of Shares:
         ---------------------

         The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the six months ended June 30, 2002, 1,281 shares of common stock were redeemed for $11,787 ($9.20 per share) and retired from shares outstanding of common stock.

8.       Stock Issuance Costs:
         ---------------------

         The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support fees, due diligence expense reimbursements, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. During the six months ended June 30, 2002, the Company incurred $14,634,026 in stock issuance costs, including $10,191,304 in commissions, marketing support fees and due diligence expense reimbursements (see Note 10). These amounts have been charged to stockholders' equity. In connection with each of the 2000 Offering and the 2002 Offering, offering expenses paid by the Company together with selling commissions, marketing support fees, due diligence expense reimbursements and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in each such offering.

9.       Distributions:
         --------------

         For the six months ended June 30, 2002, approximately __ percent of the distributions paid to stockholders were considered ordinary income and approximately __ percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2002, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2002, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2002.

10.      Related Party Arrangements:
         ---------------------------

         Certain directors and officers of the Company hold similar positions with CNL Retirement Corp. (the "Advisor") and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings and the acquisition, management and sale of the assets of the Company.

                         CNL RETIREMENT PROPERTIES, INC.
                            AND SUBSIDIARIES NOTES TO
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

10.      Related Party Arrangements - Continued:
         ---------------------------------------

         CNL Securities  Corp. is entitled to receive  commissions  amounting to
         7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the six months ended June 30, 2002, the Company incurred $9,515,851 of such fees, of which $8,885,503 has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares in the 2000 Offering, all or a portion of which may be reallowed to other broker-dealers. Commencing with the 2002 Offering, CNL Securities Corp. is entitled to receive marketing support fees of 0.5 percent, and due diligence expense reimbursements of up to 0.125 percent, of the total amount raised from the sale of shares in the 2002 Offering, a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 2002, the Company incurred $675,452 of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses have been or will be paid.

         CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable by the Company beginning on December 31, 2003 and every December 31 thereafter until the Company's shares are listed on a national securities exchange or over-the-counter market ("Listing"). The soliciting dealer servicing fee will be equal to 0.20 percent of the aggregate investment of stockholders who purchased shares in the 2000 Offering. CNL Securities Corp. in turn may pay all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of June 30, 2002, no such fees had been incurred.

         The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. The Advisor is also entitled to receive acquisition fees equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time Listing occurs. During the six months ended June 30, 2002, the Company incurred $7,350,565 of such fees, including
         $1,642,248 of acquisition fees on permanent debt. Such fees are included in other assets prior to being allocated to individual Properties. In addition to acquisition fees, the Advisor may pay miscellaneous acquisition costs on behalf of the Company. Such costs are reimbursed to the Advisor on a monthly basis.

         The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to an advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Year ended June 30, 2001 exceeded the Expense Cap by $145,015; therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. Operating expenses for the Expense Year ended June 30, 2002 did not exceed the Expense Cap.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

10.      Related Party Arrangements - Continued:
         ---------------------------------------

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the six months ended June 30, 2002, the Company incurred $207,975 of such fees.

         An affiliate of the Advisor made the arrangements for the $23,520,000 commercial paper loan described in Note 6. The affiliate was paid a 2 percent structuring fee ($470,400), which is included in the Company's deferred loan costs as of June 30, 2002, and is being amortized over the term of the loan. In addition, the monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to the affiliate for the monthly services provided by the affiliate related to the administration of the commercial paper loan.

         The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor and an executive officer of the Company are stockholders. The amount deposited with this affiliate was $3,316,928 and $3,000,000 at June 30, 2002 and December 31, 2001, respectively.

         On May 30, 2002, the Company acquired a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor.

         The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings) on a day-to-day basis.

         The expenses incurred for these services were classified as follows for the six months ended June 30:


                                                                            2002                     2001
                                                                     -----------------        ----------------

      Stock issuance costs                                           $       1,868,217        $         91,196
      Land, buildings and equipment on operating leases
         and other assets                                                       10,755                  11,208
      General operating and administrative expenses                            213,745                 104,146
                                                                     -----------------        ----------------

                                                                     $       2,092,717        $        206,550
                                                                     =================        ================

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

10.      Related Party Arrangements - Continued:
         ---------------------------------------

      Amounts due to related parties consisted of the following at:

                                                                          June 30,               December 31,
                                                                            2002                    2001
                                                                     -----------------        ----------------

      Due to the Advisor and its affiliates:
        Expenditures incurred for offering expenses on behalf
           of the Company                                            $         355,970        $      1,328,123
        Accounting and administrative services                                  47,507                  62,313
        Acquisition fees and miscellaneous acquisition
           expenses                                                            345,523                 226,986
                                                                     -----------------        ----------------
                                                                               749,000               1,617,422
                                                                     -----------------        ----------------

      Due to CNL Securities Corp.:
        Commissions                                                            534,622                 145,670
        Marketing support fees and due diligence expense
           reimbursements                                                       77,196                   9,715
                                                                     -----------------        ----------------
                                                                               611,818                 155,385
                                                                     -----------------        ----------------

                                                                     $       1,360,818        $      1,772,807
                                                                     =================        ================


11.      Commitments and Contingencies:
         -----------------------------

         In connection with the acquisition of four of its Properties, the Company may be required to make additional payments (the "Earnout Amount") if certain earnout provisions are achieved by the earnout date (the "Earnout Date") for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an Earnout Amount becomes payable, the lease will be amended to increase the annual minimum rent for any such amount.

         The Earnout Dates for each Property are as follows:

                         Property                                    Earnout Dates
         --------------------------------------------     ----------------------------------
         Broadway Plaza, Arlington, Texas                             October 31, 2004
         Homewood Residence, Boca Raton, Florida                       August 31, 2004
         Homewood Residence, Coconut Creek,                            March 31, 2005
         Heritage Club, Greenwood Village, Colorado           August 1, 2002 and April 15, 2005

         In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd. (see Note 5), the Company has severally guaranteed 16.67 percent or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
              Quarters and Six Months Ended June 30, 2002 and 2001

12.      Concentration of Credit Risk:
         -----------------------------

         As of June 30, 2002, the Company owned eleven Properties. The lessees of five of these Properties are wholly owned subsidiaries of American Retirement Corporation ("ARC"). In addition, the five Properties are operated under the ARC brand chains. These five Properties are located in various states and the leases contain cross-default terms, meaning that if any tenant of any of the Properties leased to ARC defaults on its obligations under its lease, the Company will have the ability to pursue its remedies under the lease with respect to any of the Properties leased to ARC regardless of whether the tenant of any such Property is in default under its lease. The ARC leases contributed 67 percent of the Company's total rental income during the six months ended June 30, 2002.

         In May 2002, five Properties were acquired by a joint venture in which the Company owns a 76.75 percent interest and Marriott Senior Living Services, Inc. owns a 23.25 percent interest. The Company is accounting for its interest in the joint venture using the consolidation method. The five Properties, purchased for an aggregate price of $58,800,000, are leased to HRA Management Corporation and are operated by Marriott Senior Living Services, Inc., a Marriott International, Inc. brand chain. These five Properties are located in various states and the leases contain cross-default terms. In addition, Marriott International, Inc. has, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $6.5 million. The guarantee terminates upon the earlier of
         (i) the five Retirement Facilities achieving certain pooled minimum net operating income performance thresholds or (ii) the end of the fifth lease year. A former director and a former officer of the Company are the principal shareholders of the tenant, HRA Management Corporation.

         The remaining property is leased to a wholly owned subsidiary of Marriott International, Inc. and is also operated by Marriott Senior Living Services, Inc.

         Although the Company acquires Properties located in various states and regions and carefully screens its tenants in order to reduce risks of default, failure of these lessees, the American Retirement Corporation brand chains or the Marriott International, Inc. brand chains would significantly impact the results of operations of the Company. Management believes that the risk of such a default is reduced due to the Company requiring security deposits on certain Properties, obtaining a guaranty from the tenant's or operator's parent company and, in some cases, requiring an additional cash reserve account to be held at the tenant level. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

13.      Subsequent Events:
         ------------------

         During the period July 1, 2002 through August 7, 2002, the Company received subscription proceeds for an additional 4,323,650 shares ($43,236,496 ) of common stock. As of August 7, 2002, the Company had received total subscription proceeds of $241,452,144.

         On July 1, 2002 and August 1, 2002, the Company declared distributions totaling $1,161,671 and $1,367,286, respectively, or $0.0583 per share of common stock, payable in September 2002, to stockholders of record on July 1, 2002 and August 1, 2002, respectively.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   The Company

              CNL Retirement Properties, Inc. was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various other majority owned subsidiaries have been or will be formed for the purpose of acquiring health care properties and seniors' housing facilities (the "Properties"). The terms "Company" or "Registrant" include CNL Retirement Properties, Inc. and its subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

                         Liquidity and Capital Resources

         Common Stock Offerings

              On May 24, 2002, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"), which included up to 500,000 shares ($5,000,000) available to stockholders who elected to participate in the Company's distribution reinvestment plan. In connection with the 2000 Offering, the Company received subscription proceeds of $155,000,000 (15,500,000 shares), including $418,670 (41,867 shares) through the distribution reinvestment plan.

              Immediately following the completion of the 2000 Offering, the Company commenced an offering of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering"). Of the 45,000,000
         shares of common stock offered in the 2002 Offering, up to 5,000,000 are available to stockholders purchasing shares through the Company's distribution reinvestment plan. Since its formation, the Company has received an initial $200,000 contribution from its Advisor and subscription proceeds of $198,089,362 (19,808,933 shares), including $595,911 (59,591 shares) through its distribution reinvestment plan. As of June 30, 2002, the Company had received net offering proceeds of approximately $175,200,000 following the deduction of selling commissions, marketing support and due diligence expense reimbursement fees and organizational and offering expenses. As of June 30, 2002, the Company had used approximately $95,200,000 of net offering proceeds and approximately $36,500,000 of loan proceeds to invest in eleven Properties located in Illinois, Florida, Colorado, Texas, California, Maryland, Massachusetts and Ohio (see "Property Acquisitions and Investments" below) and approximately $12,900,000 to pay acquisition fees and expenses, leaving approximately $67,100,000 available for investment in Properties and mortgage loans.

              During the period July 1 through August 7, 2002, the Company received additional offering proceeds of approximately $43,236,496. The Company expects to use any uninvested net offering proceeds, plus any additional net offering proceeds from the 2002 Offering to purchase additional Properties and to invest in mortgage loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving $25,000,000 line of credit. The Company has also obtained permanent financing. The aggregate amount of any permanent financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

         --------------------------------------------

         Property Acquisitions and Investments

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

              In May 2002,  a joint  venture in which the  Company  owns a 76.75 percent interest and Marriott Senior Living Services, Inc., an affiliate of Marriott International, Inc., owns a 23.25 percent interest was formed to acquire five Properties located in Camarillo, California; Towson, Maryland; Dartmouth, Massachusetts; Elk Grove, California and Clayton, Ohio (the "Marriott Portfolio") for an aggregate purchase price of $58,800,000. The joint venture, as lessor, entered into five separate, long-term lease agreements relating to the Marriott Portfolio with a third party tenant, HRA Management Corporation. The five retirement facilities are operated by Marriott Senior Living Services, Inc., a Marriott International, Inc. brand chain. The initial term of each lease expires in May 2017. At the end of each initial lease term, the tenant will have two consecutive renewal options of ten years each. Minimum annual rent for the first through fifth lease years is adjustable based upon the cost of debt and minimum returns to the joint venture. The rental rate will range from
         9.0 percent to 10.5 percent of the joint venture's total cost to purchase the Marriott Portfolio over the term of the lease. Marriott International, Inc. has, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $6,500,000. The guarantee terminates upon the earlier of (i) the five retirement facilities achieving certain pooled minimum net operating income performance thresholds or (ii) the end of the fifth lease year.

         --------------------------------------------

              On May 30, 2002, the Company  acquired a 10 percent  interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The Company's equity investment in the partnership at June 30, 2002 was $300,000. The Company's share in the limited partnership's distribution will be equivalent to its equity interest in the limited partnership. The remaining interest in the limited partnership is owned by several affiliates of the Advisor.

              In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company has severally guaranteed 16.67 percent or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership.

         Borrowings

              In conjunction with the purchase of the Oak Park Property, the Company assumed a mortgage in the amount of $12,974,397, maturing October 2, 2003 (the "Oak Park Mortgage"). The Oak Park Mortgage bears interest at a floating rate of (i) 350 basis points over the 30-day London Interbank Offered Rate (LIBOR) if LIBOR is over 2.6 percent or
         (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent not to exceed 8 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in an escrow reserve account that represents three months of debt service related to the Oak Park Mortgage. In connection with the loan, the Company incurred assumption fees of approximately $16,200. The Company anticipates refinancing the loan prior to its maturity date.

              On June 7, 2002, a joint venture in which the Company owns a 76.75 percent interest borrowed $23,520,000 in the form of a five-year commercial paper backed loan secured by the Marriott Portfolio Properties. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed to investors every 30 days upon maturity. The joint venture has a liquidity facility in place in the event that the marketing effort is unsuccessful. The liquidity agent has provided a liquidity facility for up to 102 percent of the outstanding loan balance. In the event the liquidity provider defaults, a participating liquidity agent will provide up to $20,000,000 and the Company has agreed to provide liquidity for any amount in excess of $20,000,000 not to exceed $3,520,000. Interest is payable monthly with principal due when the commercial paper loan matures. The commercial paper loan bears interest at the commercial paper rate as determined by market demand (1.95 percent as of June 30, 2002) plus a margin of 1.86 percent, which is inclusive of liquidity fees and administrative costs. In connection with the loan, the Company incurred loan closing fees and costs of $538,324.

         Cash and Cash Equivalents

              Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal such as overnight repurchase agreements, certificates of deposit and money market funds. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At June 30, 2002, the Company had $69,268,957 invested in such short-term investments as compared to $26,721,107 at December 31, 2001. The increase in the amount invested in short-term investments primarily reflects proceeds received from the sale of shares, offset by the purchase of eight Properties described in "Property Acquisitions and Investments" above during the six months ended June 30, 2002. The funds remaining at June 30, 2002, along with additional funds expected to be received from the sale of shares and amounts received from tenants, will be used primarily to purchase additional Properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

         --------------------------------------------

         Accounts Receivable

              The Company's accounts receivable balance increased from $180,163 at December 31, 2001 to $514,165 as of June 30, 2002. The increase is primarily due to approximately $356,000 that is due from the seller of the Marriott Portfolio for excess closing costs related to the purchase of the Marriott Portfolio. Other amounts included in the Company's accounts receivable balance as of June 30, 2002 and December 31, 2001, include normal operating receivables such as rent payments due under the Company's long-term lease agreements. As of August 7, 2002, management believes accounts receivable as of June 30, 2002 is fully collectible.

         Liquidity Requirements

              During the six months  ended June 30,  2002 and 2001,  the Company generated cash from operating activities (which includes cash received from tenants and interest, less cash paid for operating expenses) of $4,896,311 and $385,659, respectively. For the six months ended June 30, 2002, cash from operations included security deposits of $1,840,889 that were received from tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to a tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisitions and development of Properties, and the investment in mortgage loans and secured equipment leases, with proceeds from its offerings, additional advances under its line of credit and permanent financing. Management expects the Company to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

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

         Distributions

              The Company declared and paid distributions to its stockholders totaling $4,139,089 and $467,809 during the six months ended June 30, 2002 and 2001, respectively. On July 1 and August 1, 2002, the Company declared distributions to stockholders of record on July 1 and August 1, 2002, of $0.0583 per share of common stock. These distributions are payable in September 2002.

         --------------------------------------------

              For the six months ended June 30, 2002 and 2001, approximately 53 percent and 68 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 47 percent and 32 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

         Due to Related Parties

              During the six months ended June 30, 2002 and 2001, affiliates incurred on behalf of the Company $2,222,552 and $270,422, respectively, for certain offering expenses. Affiliates also incur certain acquisition and operating expenses on behalf of the Company. As of June 30, 2002 and December 31, 2001, the Company owed affiliates $1,360,818 and $1,772,807, respectively, for such amounts and unpaid fees and administrative expenses. In connection with each of the 2000 Offering and the 2002 Offering, offering expenses paid by the Company together with selling commissions, the marketing support fees, due diligence expense reimbursements and the soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in each such offering.

              Pursuant to the advisory agreement, the Advisor is also required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Year ended June 30, 2001, exceeded the Expense Cap by $145,015; therefore, the Advisor reimbursed the Company such amounts in accordance with the advisory agreement. During the Expense Year ended June 30, 2002, the Company's operating expenses did not exceed the Expense Cap.

                              Results of Operations

         Revenues

              As of June 30, 2002, the Company owned eleven Properties consisting of land, buildings and equipment, and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum annual base rent generally payable in monthly installments. The leases provide that the annual base rent required under the leases will increase at predetermined intervals. In addition to annual base rent, the leases require the payment of contingent rent computed as a percentage of gross sales of the Property. For the six months ended June 30, 2002 and 2001, the Company earned $4,377,797 and $689,880, respectively, in rental income from its Properties ($2,976,424 and $344,940 of which was earned during the quarters ended June 30, 2002 and 2001, respectively). The Company also earned $33,738 and $17,526 in FF&E Reserve income during the six months ended June 30, 2002 and 2001, respectively ($24,403 and $9,668 of which was earned during the quarters ended June 30, 2002 and 2001, respectively). The increase in rental income was due to the Company owning eleven Properties during the six months ended June 30, 2002, as compared to one Property during the six months ended June 30, 2001. Because the Company has not yet invested all of the proceeds previously raised and is continuing to raise additional proceeds with which it will acquire additional Properties, revenues for the six months ended June 30, 2002, represent only a portion of revenues that the Company is expected to earn in future periods.

         ----------------------------------

              During the six months ended June 30, 2002 and 2001, the Company also earned $560,932 and $4,744, respectively ($303,932 and $1,728 of which were earned during the quarters ended June 30, 2002 and 2001, respectively), in interest income from investments in money market accounts and other short-term, highly liquid investments. Interest income increased during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, due to the Company having a larger amount of offering proceeds temporarily invested pending the acquisition of Properties. However, as net offering proceeds are used to invest in Properties and make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease.

         Significant Tenants

              During the six months ended June 30, 2002, the Company owned eleven Properties. The lessees of five of these Properties are wholly owned subsidiaries of American Retirement Corporation ("ARC") and are operated under the ARC brand chains. Another five Properties are leased to HRA Management Corp. and are operated by Marriott Senior Living Services, Inc., a Marriott International, Inc. brand chain. The remaining Property is leased to a wholly owned subsidiary of Marriott International, Inc. and is also operated by Marriott Senior Living Services, Inc. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of the lessees, the ARC brand chains or the Marriott International, Inc. brand chains would significantly impact the results of operations of the Company. However, management believes that the risk of such default is reduced due to the Company's initial and continuing due diligence procedures. The Company's leases generally have credit enhancement provisions, such as guarantees or shortfall reserves provided by the tenant or operator's parent company. It is anticipated that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during subsequent periods.

         Maturity of Debt Obligations of American Retirement Corporation

              As of June 30, 2002, ARC was the parent company of the lessees to five of the Company's eleven Properties. ARC also operates the Properties and is obligated to fund certain shortfall reserves relating to the Properties. According to its December 31, 2001 audited financial statements, ARC has significant debt obligations that mature in 2002, as well as a net working capital deficit as a result of such maturities, significant lease obligations and its current cash balances and internally developed cash are not sufficient to satisfy its scheduled debt maturities in 2002. As of August 7, 2002, ARC had completed several refinancing and sale lease-back transactions that reduced the amount of scheduled debt maturities in 2002. ARC is currently in discussions with its lenders to complete its plan to extend and refinance the remaining debt obligations that mature in 2002. If ARC is unable to successfully complete such a plan, it may have difficulty meeting its obligations and its ability to continue to operate the Properties may be impaired. In such an event, the Company would have to obtain a new operator for the Properties and the Company's results of operations could be affected if it were unable to do so within a brief time period. In addition, if these Properties are unable to generate sufficient cash flow to make lease payments and ARC or a replacement tenant is unable or not required to fund lease payments, the Company's results of operations would also be affected. As the Company acquires additional Properties that will be leased to different operators, the effect on the Company's results of operations caused by any failure by ARC to continue to meet its obligations should diminish. As of August 7, 2002, ARC had met all of its obligations relating to the five Properties.

         ----------------------------------

         Expenses

              Operating expenses were $2,341,842 and $433,405 for the six months ended June 30, 2002 and 2001, respectively ($1,502,685 and $144,391 of which were incurred during the quarters ended June 30, 2002 and 2001, respectively). Operating expenses for the six months ended June 30, 2002 increased as a result of the Company incurring asset management fees, greater general operating and administrative expenses and depreciation and amortization expense related to the Company owning ten additional Properties. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in mortgage loans. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

         Funds from Operations

              Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. (Net earnings determined in accordance with generally accepted accounting principles ("GAAP") includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the six months ended June 30, 2002 and 2001, net earnings included $353,997 and $14,746, respectively, of these amounts.) This information is presented to help stockholders better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net earnings, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. The following is a reconciliation of net earnings to FFO:

                                                             Quarter                            Six Months
                                                         Ended June 30,                       Ended June 30,
                                                     2002               2001              2002             2001
                                                ---------------    ---------------   --------------   --------------

    Net earnings                                $     1,702,338    $       211,945   $    2,530,942   $      279,293
        Adjustments:
           Effect of share in loss of
             investment in real estate
             partnership                                 21,930                 --           21,930               --
           Effect of minority interest                  (46,747)                --          (46,747)              --
           Depreciation of real estate assets           785,204            108,897        1,165,862          217,608
                                                ---------------    ---------------   ---------------  --------------

    FFO                                         $     2,462,725    $       320,842   $    3,671,987   $      496,901
                                                ===============    ===============   ==============   ==============

         ----------------------------------

         Other

              In April 2002, the FASB issued FAS Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Ammendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement are not expected to have a significant impact on the financial position or results of operations of the Company.

              In July 2002, the FASB issued FAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

              The Company is exposed to market changes in interest rates through its variable rate mortgage payable. To mitigate interest rate risk, the Company can pay down the mortgage with offering proceeds should interest rates rise substantially.

              The Company has mitigated its exposure to variable interest rates on its commercial paper loan by providing fluctuating lease payments under the leases for the properties securing the loan as a result of changes in periodic interest rates due under the commercial paper loan.

              The Company may also be subject to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on the variable rate line of credit at June 30, 2002.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.  Inapplicable.
                  ------------------

Item 2.           Changes in Securities and Use of Proceeds.  Inapplicable.
                  ------------------------------------------

Item 3.           Defaults upon Senior Securities.  Inapplicable.
                  --------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  (a) The regular annual meeting of stockholders of the Company was held in Orlando, Florida on May 9, 2002 for the purposes of electing the board of directors.

                  (b) Proxies for the meeting were solicited and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

                  (c) The stockholders approved the election of the following persons as directors of the Company:

                                        Name                      For           Withheld          Against
                            -----------------------------    -------------    -------------    -------------
                            James M. Seneff, Jr.               5,620,082         60,060              0
                            Robert A. Bourne                   5,619,082         61,060              0
                            David W. Dunbar                    5,626,582         53,560              0
                            Edward A. Moses                    5,620,082         60,060              0
                            James W. Duncan, Jr.               5,626,582         53,560              0

Item 5.           Other Information.  Inapplicable.
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

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

                           10.2 Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James
                                    W.  Duncan  dated  February  22,  2002,  and
                                    Stuart  J.  Beebe   dated  July  15,   2002.
                                    (Included  as Exhibit  10.2 to the March 31,
                                    2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

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

                           10.11 Lease Agreement between CNL Retirement Corp. and ARC Holley Court, LLC dated February 11, 2002, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit
                                    10.18  to  the  Registration  Statement  No.
                                    333-37480 on Form S-11 and incorporated herein by reference.)

                           10.12 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.19 to the Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                           10.13 Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit
                                    10.20  to  the  Registration  Statement  No.
                                    333-37480 on Form S-11 and incorporated herein by reference.)

                           10.14 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida.
                                    (Included   as   Exhibit    10.21   to   the
                                    Registration Statement No. 333-37480 on Form
                                    S-11 and incorporated herein by reference.)

                           10.15 Lease Agreement between CNL Retirement - AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as
                                    Exhibit 10.22 to the Registration  Statement
                                    No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.16 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.23 to the Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.17 Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.24 to the Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.18 Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as
                                    Exhibit  10.25 to  Post-Effective  Amendment
                                    No. One to the  Registration  Statement  No.
                                    333-76538 on Form S-11 and incorporated herein by reference.)

                           10.19 Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Post-Effective Amendment No. One to the Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.20 Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Post-Effective Amendment No. One to the Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.21 Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as
                                    Exhibit  10.28 to  Post-Effective  Amendment
                                    No. One to the  Registration  Statement  No.
                                    333-76538 on Form S-11 and incorporated herein by reference.)

                           10.22    Lease   Agreement   between  CNL  Retirement
                                    Laguna  Creek  CA,  LP  and  HRA  Management
                                    Corporation dated May 16, 2002,  relating to
                                    the  MapleRidge  Senior Living  Community at
                                    Laguna   Creek,   Elk   Grove,   California.
                                    (Included as Exhibit 10.29 to Post-Effective
                                    Amendment   No.  One  to  the   Registration
                                    Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.23 Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS - MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit 10.30 to Post-Effective Amendment No. One to the Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                           10.24 Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland;
                                    Marriott  MapleRidge  of  Clayton - Clayton,
                                    Ohio;  Marriott  MapleRidge  of  Dartmouth -
                                    Dartmouth,   Massachusetts;   and   Marriott
                                    MapleRidge  of  Laguna  Creek  - Elk  Grove,
                                    California.  (Included  as Exhibit  10.31 to
                                    Post-Effective  Amendment  No.  One  to  the
                                    Registration Statement No. 333-76538 on Form
                                    S-11 and incorporated herein by reference.)

                     (b) The Company filed a report on Form 8-K on May 31, 2002, in connection with the acquisition of five Properties.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2002


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


                                            By: /s/ Stuart J. Beebe
                                                ------------------------
                                                STUART J. BEEBE
                                                Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)