Form 10-Q/A
period 2002-06-30
CNL RETIREMENT PROPERTIES INC
filed 2002-08-15
CIK 1055264

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                  Amendment No. 1



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

The  Form  10-Q of CNL  Retirement  Properties,  Inc.  ("the  Company")  for the
quarterly  period  ended June 30, 2002 is being  amended and restated to replace
Item 1, Financial Statements. Note 9 to the Condensed Consolidated Financial Statements inadvertently omitted the percent of the distributions paid to stockholders that were considered ordinary income and the percent of distributions paid to stockholders that were considered a return of capital for federal income tax purposes.

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

9.       Distributions:
         --------------

         For the six months ended June 30, 2002, approximately 53 percent of the distributions paid to stockholders were considered ordinary income and approximately 47 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2002, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2002, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2002.

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

         DATED this 14th day of August, 2002


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