Form 10-Q
period 2002-09-30
CNL RETIREMENT PROPERTIES INC
filed 2002-11-12
CIK 1055264

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2002
                                 ------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------       -------------------

                             Commission file number
                                    000-32607
                         ------------------------------

                         CNL Retirement Properties, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                  59-3491443
  ------------------------------------     ------------------------------------
      (State of other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)

       450 South Orange Avenue
           Orlando, Florida                                32801
 -------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

   (Registrant's telephone number,
   including area code)                                 (407) 650-1000
                                           ------------------------------------

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

35,682,785 shares of common stock, $.01 par value, outstanding as of November 7, 2002.

                                    CONTENTS



                         Part I: Financial Information
                                                                         Page

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets                          1

           Condensed Consolidated Statements of Earnings                  2

           Condensed Consolidated Statements of Stockholders' Equity      3

           Condensed Consolidated Statements of Cash Flows                4

           Notes to Condensed Consolidated Financial Statements           5-18

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   19-28

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     29

Item 4.    Controls and Procedures                                        30


                           Part II: Other Information

Item 1.   Legal Proceedings                                               31

Item 2.   Changes in Securities and Use of Proceeds                       31

Item 3.   Defaults Upon Senior Securities                                 31

Item 4.   Submission of Matters to a Vote of Security Holders             31

Item 5.   Other Information                                               31

Item 6.   Exhibits and Reports on Form 8-K                                31-35

Signatures                                                                36

Certifications                                                            37-40

                                         CNL RETIREMENT PROPERTIES, INC.
                                                 AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                                                September 30,             December 31,
                                                                                    2002                      2001
                                                                            -----------------          -----------------
                                ASSETS

Land, buildings and equipment on operating leases, net                         $  146,590,466              $  35,232,568
Net investment in direct financing leases                                         115,629,495                          -
Mortgage loan receivable                                                            1,893,472                          -
Cash and cash equivalents                                                          48,844,522                 26,721,107
Restricted cash                                                                       797,970                     35,109
Notes and other receivables                                                         2,970,417                    180,163
Investment in unconsolidated subsidiary                                               293,456                          -
Loan costs, less accumulated amortization of $99,639 and
    $18,981, respectively                                                             840,981                     36,936
Accrued rental income                                                                 862,444                     97,793
Other assets                                                                        4,772,961                  2,143,213
                                                                          -------------------         ------------------

                                                                               $  323,496,184              $  64,446,889
                                                                          ===================         ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                           $  45,409,216                  $       -
    Due to related parties                                                          1,142,202                  1,772,807
    Accounts payable and accrued expenses                                           1,499,998                    294,839
    Security deposits                                                               3,204,875                  1,363,986
    Rents paid in advance                                                              27,907                    105,215
                                                                          -------------------         ------------------
          Total liabilities                                                        51,284,198                  3,536,847
                                                                          -------------------         ------------------

Minority interest                                                                   8,550,981                          -
                                                                          -------------------         ------------------

Commitments and Contingencies (Note 14)

Stockholders' equity:
    Preferred stock, without par value.
         Authorized and unissued 3,000,000 shares                                           -                          -
    Excess shares, $.01 par value per share.
         Authorized and unissued 103,000,000 shares                                         -                          -
    Common stock, $.01 par value per share.
         Authorized 100,000,000 shares, issued 30,247,269 and
         7,141,131 shares, respectively, outstanding 30,224,077
         and 7,134,400 shares, respectively                                           302,241                     71,344
    Capital in excess of par value                                                267,503,103                 61,786,149
    Accumulated distributions in excess of net earnings                            (4,144,339)                  (947,451)
                                                                          -------------------         ------------------
          Total stockholders' equity                                              263,661,005                 60,910,042
                                                                          -------------------         ------------------

                                                                               $  323,496,184              $  64,446,889
                                                                          ===================         ==================

                                   See accompanying notes to condensed consolidated financial statements.

                                                CNL RETIREMENT PROPERTIES, INC.
                                                      AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                        (UNAUDITED)

                                                                      Quarter                      Nine Months
                                                                Ended September 30,             Ended September 30,
                                                              2002              2001             2002            2001
                                                          --------------    ------------    -------------    ------------

Revenues:
  Rental income from operating leases                   $    3,814,026   $     344,940    $   8,191,823   $   1,034,820
  Earned income from direct financing leases                    38,473               -           38,473               -
  Interest income from mortgage loan receivable                 23,472               -           23,472               -
  Contingent rent                                                4,464               -            4,464               -
  FF&E reserve income                                           68,496          12,304          102,234          29,830
  Interest and other income                                    777,785          25,520        1,339,680          30,812
                                                        --------------   -------------    -------------   -------------
                                                             4,726,716         382,764        9,700,146       1,095,462
                                                        --------------   -------------    -------------   -------------

Expenses:
  Interest                                                     474,793           1,262          846,953         105,055
  General operating and administrative                         328,604          76,885          878,062         286,766
  Property expenses                                             20,604               -           20,604               -
  Asset management fees to related party                       189,699          20,773          397,674          62,320
  Reimbursement of operating expenses
     from related party                                             -                -                -        (145,015)
  Depreciation and amortization                              1,038,769         112,002        2,251,018         335,201
                                                        --------------   -------------    -------------   -------------
                                                             2,052,469         210,922        4,394,311         644,327
                                                        --------------   -------------    -------------   -------------

Earnings Before Share in Equity in Earning of
  Unconsolidated Subsidiary and Minority
  Interest in Earning of Consolidated Joint
  Venture                                                    2,674,247         171,842        5,305,835         451,135

Share in Equity in Earnings of Unconsolidated
  Subsidiary                                                     7,965               -            5,729               -

Minority Interest in Earnings of Consolidated
  Joint Venture                                               (173,686)              -         (272,096)              -
                                                        --------------   -------------    -------------   -------------

Net Earnings                                            $    2,508,526   $     171,842    $   5,039,468   $     451,135
                                                        ==============   =============    =============   =============

Net Earnings Per Share of Common Stock
  (Basic and Diluted)                                   $         0.10   $        0.09    $        0.30   $        0.29
                                                        ==============   =============    =============   =============

Weighted Average Number of Shares of
  Common Stock Outstanding (Basic and
  Diluted)                                                  24,999,196       1,950,496       16,932,082       1,561,409
                                                        ==============   =============    =============   =============


                                   See accompanying notes to condensed consolidated financial statements.

                                               CNL RETIREMENT PROPERTIES, INC.
                                                      AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (UNAUDITED)
                                Nine Months Ended September 30, 2002 and Year Ended December 31, 2001

                                                Common stock                                   Accumulated
                                      -------------------------------       Capital in        distributions
                                           Number             Par            excess of         in excess of
                                         of shares           value           par value         net earnings            Total
                                      --------------     ------------    ----------------    ----------------    ----------------


Balance at December 31, 2000               1,185,840     $     11,858    $       9,547,784   $       (356,094)   $      9,203,548

Subscriptions received for common
  stock through public offering and
  distribution reinvestment plan           5,951,975           59,520           59,460,231                  -          59,519,751

Retirement of common stock                    (3,415)             (34)             (31,386)                 -             (31,420)

Stock issuance costs                               -                -           (7,190,480)                 -          (7,190,480)

Net earnings                                       -                -                    -            915,965             915,965

Distributions declared and paid
  ($0.6996 per share)                              -                -                    -         (1,507,322)         (1,507,322)
                                      --------------     ------------    -----------------   ----------------    ----------------

Balance at December 31, 2001               7,134,400           71,344           61,786,149           (947,451)         60,910,042

Subscriptions received for common
  stock through public offering and
  distribution reinvestment plan          23,106,137          231,061          230,830,312                  -         231,061,373

Retirement of common stock                   (16,460)            (164)            (151,274)                 -            (151,438)

Stock issuance costs                               -                -          (24,962,084)                 -         (24,962,084)

Net earnings                                       -                -                    -          5,039,468           5,039,468

Distributions declared and paid
  ($0.5247 per share)                              -                -                    -         (8,236,356)         (8,236,356)
                                     ---------------     ------------      ---------------   ----------------    ----------------
Balance at September 30, 2002             30,224,077     $    302,241      $   267,503,103   $     (4,144,339)   $    263,661,005
                                     ===============     ============      ===============   ================    ================

                                   See accompanying notes to condensed consolidated financial statements.

                                          CNL RETIREMENT PROPERTIES, INC.
                                                 AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                  2002                  2001
                                                                           ------------------   -------------------
Increases (Decreases) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                              $        9,180,977   $           770,454
                                                                           ------------------   -------------------

    Net Cash Provided by (Used in) Investing Activities:
          Additions to land, buildings and equipment on
               operating leases                                                   (93,622,816)              (15,671)
          Investment in direct financing leases                                  (109,720,000)                    -
          Investment in mortgage loan receivable                                   (1,870,000)                    -
          Investment in notes receivable                                           (2,383,675)                    -
          Investment in unconsolidated subsidiary                                    (371,800)                    -
          Distributions received from unconsolidated subsidiaries                      73,479                     -
          Payment of acquisition fees and costs                                   (15,295,647)             (668,308)
          Increase in restricted cash                                                (762,861)               (9,825)
                                                                          -------------------   -------------------
             Net cash used in investing activities                               (223,953,320)             (693,804)
                                                                          -------------------   -------------------

    Net Cash Provided by (Used in) Financing Activities:
          Repayment of borrowings on line of credit                                         -            (3,795,000)
          Proceeds from borrowings on mortgages payable                            32,620,000                     -
          Principal payments on mortgages payable                                    (185,181)                    -
          Payment of loan costs                                                      (884,703)                    -
          Subscriptions received from stockholders                                231,061,373            15,453,958
          Distributions to stockholders                                            (8,236,356)             (780,392)
          Retirement of common stock                                                  (30,187)               (5,226)
          Payment of stock issuance costs                                         (25,728,073)           (1,566,304)
          Contributions by minority interest                                        8,500,000                     -
          Distributions to minority interest                                         (221,115)                    -
                                                                          -------------------   -------------------
             Net cash provided by financing activities                            236,895,758             9,307,036
                                                                          -------------------   -------------------

Net Increase in Cash and Cash Equivalents                                          22,123,415             9,383,686

Cash and Cash Equivalents at Beginning of Period                                   26,721,107               177,884
                                                                          -------------------   -------------------

Cash and Cash Equivalents at End of Period                                $        48,844,522   $         9,561,570
                                                                          ===================   ===================

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

          Mortgage assumed on property purchase                           $        12,974,397   $                 -
                                                                          ===================   ===================

                                   See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

1.  Organization and Nature of Business:

    CNL Retirement Properties, Inc. was organized pursuant to the laws of the State of Maryland on December 22, 1997 to invest in real estate properties (the "Property" or "Properties") related to health care and seniors' housing facilities ("Retirement Facilities") located across the United States. The term "Company" includes, unless the context otherwise requires, CNL Retirement Properties, Inc. and its subsidiaries.

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

2.  Summary of Significant Accounting Policies:

    Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts included in the financial statements as of December 31, 2001, have been derived from audited financial statements as of that date.

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

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

2.  Summary of Significant Accounting Policies - Continued:

    Real Estate and Lease Accounting - The Properties are leased on a long-term, triple-net basis to unrelated third parties, whereby the tenants are generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating method.

         Direct financing method - For leases accounted for as direct financing leases, future minimum lease payments have been recorded as a receivable. The difference between the receivable and the estimated residual values less the cost of the Properties has been recorded as unearned income. The unearned income is deferred and amortized to income over the lease terms to provide a constant rate of return. The investment in direct financing leases is presented net of the unamortized unearned income.

         Operating method - Under the operating method, land, buildings and equipment are recorded at cost, including acquisition and closing costs. Revenue is recognized as rents are earned and depreciation is charged to operations as incurred. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 years and three years to seven years, respectively. Income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service. Accrued rental income is the aggregate difference between scheduled rental payments which vary during the lease term and minimum rental revenue recognized on a straight-line basis.

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

    Mortgage Loans Receivable - The Company originates Mortgage Loans to operators of Retirement Facilities that are secured by real estate and equipment. The loans are expected to be held until maturity and are recorded at cost.

    Loan Costs - Loan costs incurred in connection with the Company's mortgages payable and line of credit have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

2.  Summary of Significant Accounting Policies - Continued:

    Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement are not expected to have a significant impact on the financial position or results of operations of the Company.

    In July 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment for an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

    Reclassification  - Certain items in the prior year's  financial  statements
    have  been  reclassified  to  conform  to  the  2002   presentation.   These
    reclassifications had no effect on stockholders' equity or net earnings.

3.  Public Offerings:

    On May 24, 2002, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"), which included up to 500,000 shares ($5,000,000) available to stockholders who elected to participate in the Company's reinvestment plan. In connection with the 2000 Offering, the Company received subscription proceeds of $155,000,000
    (15,500,000 shares), including $418,670 (41,867 shares) through the reinvestment plan.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

3.  Public Offerings - Continued:

    Immediately following the completion of the 2000 Offering, the Company commenced an offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 are available to stockholders purchasing shares through the Company's reinvestment plan. The price per share and other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to CNL Retirement Corp. (the "Advisor") for acquisition fees, are substantially the same as for the Company's 2000 Offering. As of September 30, 2002, the Company had received total subscription proceeds from its initial public offering, the 2000 Offering and the 2002 Offering of $302,272,717 (30,227,269 shares), including $820,108 (82,011 shares) through the reinvestment plan.

    On October 4, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 175,000,000 additional shares of common stock ($1,750,000,000) in an offering expected to commence immediately following the completion of the Company's 2002 Offering (the "2003 Offering"). Of the 175,000,000 shares of common stock to be offered, up to 25,000,000 will be available to stockholders purchasing shares through the reinvestment plan.

4.  Land, Buildings and Equipment on Operating Leases:

    During the nine months ended September 30, 2002, the Company acquired eight Properties throughout the United States that are subject to operating leases resulting in the Company owning a total of 11 Properties that have been classified as land, buildings and equipment on operating leases. Land, buildings and equipment on operating leases consisted of the following at:

                                 September 30,             December 31,
                                     2002                      2001
                               ---------------           ---------------

       Land                    $    16,317,346           $     4,649,497
       Buildings                   127,585,376                29,209,418
       Equipment                     5,680,366                 2,200,780
                               ---------------           ---------------
                                   149,583,088                36,059,695
       Less accumulated
         depreciation               (2,992,622)                 (827,127)
                               ---------------           ---------------
                                $  146,590,466             $  35,232,568
                            ==================         =================

    The operating leases have initial terms of 15 years and provide for minimum and contingent rent. All of the operating leases provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

4.  Land, Buildings and Equipment on Operating Leases:

    The leases provide for increases in the minimum annual rents commencing at predetermined intervals during the lease terms. Such amounts are recognized on a straight-line basis over the terms of the leases commencing on the date the Properties were placed in service. For the quarter and nine months ended September 30, 2002, the Company recognized $410,655 and $764,652, respectively, of such rental income. These amounts are included in rental income from operating leases in the accompanying consolidated statements of earnings.

    The following is a schedule of future minimum lease payments to be received on the noncancellable operating leases at September 30, 2002:

                   2002                  $         3,415,759
                   2003                           13,755,237
                   2004                           13,875,844
                   2005                           13,998,676
                   2006                           14,123,776
                   Thereafter                    156,620,076
                                         -------------------
                                         $       215,789,368
                                         ===================

    Since the operating leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for contingent rents, which may be received on the leases based on a percentage of the tenants' gross revenues.

5.  Net Investment in Direct Financing Leases:

    During the nine months ended September 30, 2002, the Company acquired 11 Properties located in seven states that have been classified as direct financing leases. The components of net investment in direct financing leases consisted of the following at September 30, 2002:

        Minimum lease payments receivable          $       629,017,580
        Estimated residual values                          109,720,000
        Less unearned income                              (623,108,085)
                                                   -------------------

        Net investment in direct financing leases  $       115,629,495
                                                   ===================

    The direct financing leases have initial terms of 35 years and provide for minimum and contingent rent. The leases contain provisions that allow the lessee to elect to purchase the Properties at the end of the term for the Company's initial investment amount of $109,720,000. The leases also permit the Company to require the lessees to purchase the Properties at the end of the lease term for the same amount.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

5.  Net Investment in Direct Financing Leases - Continued:

    The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 2002:

                   2002                    $      2,880,150
                   2003                          11,520,600
                   2004                          11,808,615
                   2005                          12,103,830
                   2006                          12,406,426
                   Thereafter                   578,297,959
                                           ----------------

                                              $ 629,017,580
                                           ================

    The above table does not include any amounts for future rents which may be received on the leases based on a percentage of the tenants' gross sales.

6.  Mortgage Loan Receivable:

    On August 12, 2002, the Company originated a Mortgage Loan in the principal amount of $1,870,000 secured by a mortgage on a parcel of land containing approximately 39.8 gross acres located in Vero Beach, Florida. The loan bears interest at 9.35 percent per annum and requires monthly payments of interest only. The loan matures on December 31, 2006, at which time all unpaid principal and interest is due. Mortgage Loan receivable consisted of the following at September 30, 2002:

           Outstanding principal              $    1,870,000
           Accrued interest income                    23,472
                                              --------------

                                              $    1,893,472
                                              ==============
7.  Notes and Other Receivables:

    Notes and other receivables include the following at:

                                         September 30,        December 31,
                                             2002                 2001
                                       ----------------     ----------------

        Rental revenues receivable     $        425,845     $        180,163
        Notes receivable                      2,383,675                    -
        Due from joint venture partner          136,025                    -
        Accrued interest receivable              24,872                    -
                                       ----------------     ----------------

                                       $      2,970,417     $        180,163
                                       ================     ================

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

7.  Notes and Other Receivables - Continued:

    Notes receivable is comprised of loans to affiliates of two of the Company's tenants related to the anticipated acquisition of additional Properties. As of September 30, 2002, the Company had an initial commitment to purchase two additional Properties located in Maryland for approximately $22,600,000 as described in Note 14. In connection with this anticipated purchase, the Company loaned the seller $2,000,000 to pay off debt at a discounted amount making the purchase of the Properties economically viable. The note bears interest at 15 percent per annum and matures December 31, 2002. As security for this note, the seller has pledged a membership interest in its company. Additionally, certain members of the seller's company guarantee the note.

    The Company has a Mortgage Loan on a parcel of land located in Vero Beach, Florida as described in Note 6. The land will be developed into a retirement community and the borrower is seeking third-party construction financing. Upon completion of the development, the Company anticipates that it will purchase the Retirement Facility. The Company has advanced $383,675 to the borrower to fund pre-development costs in order to expedite the development of the Property. The note bears interest at 5 percent per annum and matures December 31, 2002.

8.  Investment in Unconsolidated Subsidiary:

    On May 30,  2002,  the Company  acquired a 10 percent  interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The Company's investment in the partnership is accounted for using the equity method as the Company has significant influence. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the quarter and nine months ended September 30, 2002, the Company received $79,208 in distributions from the partnership. The following presents unaudited condensed financial information for CNL Plaza, Ltd. as of September 30, 2002 and for the period May 30, 2002 through September 30, 2002:

           Balance Sheet:
              Land, building and equipment, net             $54,930,253
              Other assets                                   10,954,404
              Notes and mortgages payable                    64,326,187
              Other liabilities                               1,150,947
              Partners' capital                                 407,523

           Income Statement:
              Revenues                                        3,591,038
              Expenses                                        3,533,748
              Net income                                         57,290

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

9.  Indebtedness:

    In February 2002, the Company assumed a mortgage of $12,974,397 that matures on October 2, 2003, in conjunction with the purchase of a Property located in Oak Park, Illinois. The mortgage bears interest at a floating rate of (i) 350 basis points over the 30-day LIBOR if LIBOR is over 2.6 percent or (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent not to exceed 8 percent. As of September 30, 2002, the interest rate was 6.22 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in an escrow reserve account that represents three months of debt service related to the mortgage. This escrow reserve is included in restricted cash at September 30, 2002.

    On June 7, 2002, a  consolidated  joint  venture in which the Company owns a
    76.75 percent interest borrowed $23,520,000 in the form of a commercial paper backed loan secured by certain Properties. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed every 30 days upon maturity. The joint venture has a liquidity facility in place in the event that the re-marketing effort is unsuccessful. The liquidity agent has provided a liquidity facility for up to 102 percent of the outstanding loan balance. In the event the liquidity provider defaults, a participating liquidity agent will provide up to $20,000,000 and the Company has agreed to provide liquidity for any amount in excess of $20,000,000 not to exceed $3,520,000. Interest is payable monthly with principal due when the commercial paper loan matures on June 6, 2007. The commercial paper loan bears interest at the commercial paper rate as determined by market demand (1.90 percent as of September 30, 2002) plus a margin of 1.86 percent, which is inclusive of liquidity fees and administrative costs. As of September 30, 2002, the commercial paper loan interest rate was 3.76 percent.

    On August 8, 2002, the Company entered into a commitment for $11,000,000 of permanent financing secured by a mortgage on the Property located in
    Greenwood Village, Colorado. On August 29, 2002, the Company obtained an advance totaling $9,100,000 with a possible future advance in the amount of $1,900,000 subject to certain operating performance thresholds being achieved by this Property prior to February 27, 2004. The loan bears interest at a variable rate based on 90-day LIBOR plus 3.90 percent per annum, but in no event shall the interest rate be less than 6.50 percent. As of September 30, 2002, the interest rate was 6.50 percent. The loan requires monthly principal and interest payments through August 31, 2007, with all unpaid principal and interest due at that time.

10. Redemption of Shares:

    The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the nine months ended September 30, 2002, 16,460 shares of common stock were redeemed for $151,438 ($9.20 per share) and retired from shares outstanding of common stock.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

11. Stock Issuance Costs:

    The Company has incurred certain expenses in connection with its offerings, including commissions, marketing support fees, due diligence expense reimbursements, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. During the nine months ended September 30, 2002, the Company incurred $24,962,083 in stock issuance costs, including $18,656,852 in commissions, marketing support fees and due diligence expense reimbursements (see Note
    13). These amounts have been charged to stockholders' equity. In connection with the 2000 Offering and the 2002 Offering, offering expenses paid by the Company together with selling commissions, marketing support fees, due diligence expense reimbursements and any soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in each such offering.

12. Distributions:

    For the nine months ended September 30, 2002, approximately 50 percent of the distributions paid to stockholders were considered ordinary income and approximately 50 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2002, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 2002, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2002.

13. Related Party Arrangements:

    Certain directors and officers of the Company hold similar positions with CNL Retirement Corp. (the "Advisor") and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates are entitled to receive fees and compensation in connection with the offerings and the acquisition, management and sale of the assets of the Company.

    CNL Securities Corp. is entitled to receive commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the nine months ended September 30, 2002 and 2001, the Company incurred $17,329,603 and $1,159,047, respectively, of such fees, of which $16,185,496 and $1,081,777, respectively, has been or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

    In addition, CNL Securities Corp. is entitled to receive a marketing support and due diligence expense reimbursement fee equal to 0.5 percent of the total amount raised from the sale of shares in the 2000 Offering, all or a portion of which may be reallowed to other broker-dealers. Commencing with the 2002 Offering, CNL Securities Corp. is entitled to receive marketing support fees of 0.5 percent, and due diligence expense reimbursements of up to 0.125 percent, of the total amount raised from the sale of shares in the 2002 Offering, all or a portion of which may be reallowed to other broker-dealers. During the nine months ended September 30, 2002 and 2001, the Company incurred $1,327,249 and $77,270, respectively, of such fees, the majority of which were reallowed to other broker-dealers and from which all bona fide due diligence expenses have been or will be paid.

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

13. Related Party Arrangements - Continued:

    The Advisor is entitled to receive acquisition fees for services in identifying Properties and structuring the terms of the leases of the Properties and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. The Advisor is also entitled to receive acquisition fees equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time Listing occurs. During the nine months ended September 30, 2002 and 2001, the Company incurred $12,441,867 and $693,469, respectively, of such fees, including $2,051,748 of acquisition fees on permanent debt paid to the Advisor during the nine months ended September 30, 2002. Such fees are included in other assets prior to being allocated to individual Properties. In addition to acquisition fees, the Advisor may pay miscellaneous acquisition costs on behalf of the Company. Such costs are reimbursed to the Advisor on a monthly basis.

    The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.6 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the nine months ended September 30, 2002 and 2001, the Company incurred $397,674 and $62,320, respectively, of such fees.

    The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to an advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Year ended June 30, 2001 exceeded the Expense Cap by $145,015; therefore, the Advisor reimbursed the Company such amount in accordance with the advisory agreement. Operating expenses for the Expense Year ended September 30, 2002 did not exceed the Expense Cap.

    CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the $23,520,000 commercial paper loan described in Note 9. CCM was paid a 2 percent structuring fee ($470,400), which is included in the Company's deferred loan costs as of September 30, 2002, and is being amortized over the term of the loan. In addition, the monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan.

    The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor and certain executive officers of the Company are stockholders. The amounts deposited with this bank were $3,762,382 and $3,000,000 at September 30, 2002 and December 31, 2001, respectively.

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

13. Related Party Arrangements - Continued:

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

                                                                   2002                     2001
                                                            -----------------        ----------------

      Stock issuance costs                                  $       2,067,648        $        137,557
      Land, buildings and equipment on operating leases
           and other assets                                            19,972                  12,758
      General operating and administrative expenses                   351,046                 145,654
                                                            -----------------        ----------------
                                                            $       2,438,666        $        295,969
                                                            =================        ================

    Amounts due to related parties consisted of the following at:

                                                              September 30,             December 31,
                                                                   2002                     2001
                                                            -----------------        ----------------

      Due to the Advisor and its affiliates:
        Expenditures incurred for offering expenses on
           behalf of the Company                            $          77,111        $      1,328,123
        Accounting and administrative services                         63,068                  62,313
        Acquisition fees and miscellaneous acquisition
           expenses                                                   361,616                 226,986
                                                            -----------------        ----------------
                                                                      501,795               1,617,422
                                                            -----------------        ----------------

      Due to CNL Securities Corp.:
        Commissions                                                   591,136                 145,670
        Marketing support fees and due diligence expense
          reimbursements                                               49,271                   9,715
                                                            -----------------       -----------------
                                                                      640,407                 155,385
                                                            -----------------       -----------------

                                                            $       1,142,202        $      1,772,807
                                                            =================       =================

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

14. Commitments and Contingencies:

    In connection with the acquisition of four of its Properties, the Company may be required to make additional payments (the "Earnout Amount") if certain earnout provisions are achieved by the earnout date (the "Earnout Date") for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an Earnout Amount becomes payable, the lease will be amended to increase the basis by which annual minimum rent is calculated.

    The Earnout Dates for each Property are as follows:

                 Property                                         Earnout Dates
     ---------------------------------------------       ----------------------------------
       Broadway Plaza, Arlington, Texas                          October 31, 2004
       Homewood Residence, Boca Raton, Florida                    August 31, 2004
       Homewood Residence, Coconut Creek, Florida                 March 31, 2005
       Heritage Club, Greenwood Village, Colorado         August 1, 2002 and April 15, 2005

    During the quarter ended September 30, 2002, the Property located in Greenwood Village, Colorado was performing at a level sufficient to satisfy the requirements under the August 1, 2002 earnout provisions, and the Company funded an additional payment of $1,775,000. The lease was amended to increase the basis by which annual minimum rent is calculated.

    In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd. (see Note 8), the Company has severally guaranteed 16.67 percent or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership.

    As of September 30, 2002, the Company had initial commitments to acquire two additional Properties located in Maryland. The anticipated aggregate purchase price of the two Properties is approximately $22,600,000, and the acquisition of each of these Properties is subject to the fulfillment of certain conditions. The Company plans to assume permanent financing of approximately $20,600,000 in connection with the acquisition of these two Properties.

15. Concentration of Credit Risk:

    As of September 30, 2002, the Company owned 22 Properties. The lessees of five of these Properties are wholly owned subsidiaries of American Retirement Corporation ("ARC"). In addition, the five Properties are operated under the ARC brand chains. These five Properties are located in various states and the leases contain cross-default terms, meaning that if any tenant of any of the Properties leased to ARC defaults on its obligations under its lease, the Company will have the ability to pursue its remedies under the lease with respect to any of the Properties leased to ARC regardless of whether the tenant of any such Property is in default under its lease. The ARC leases contributed 59 percent of the Company's total rental income during the nine months ended September 30, 2002.

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

15. Concentration of Credit Risk - Continued:

    In May 2002, five Properties were acquired by a joint venture in which the Company owns a 76.75 percent interest and Marriott Senior Living Services, Inc. owns a 23.25 percent interest. The Company is accounting for its interest in the joint venture using the consolidation method. The five Properties, purchased for an aggregate price of $58,800,000, are leased to HRA Management Corporation and are operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. These five Properties are located in various states and the leases contain cross-default terms. In addition, Marriott International, Inc. has, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. The guaranty terminates upon the earlier of (i) the five Retirement Facilities achieving certain pooled minimum net operating income performance thresholds or (ii) the end of the fifth lease year. As of September 30, 2002, $108,986 of the guaranty had been used to pay rent leaving a remaining guaranty balance of $5,771,014. The leases from these five Properties contributed approximately 28 percent of the Company's total rental income during the nine months ended September 30, 2002. A former director and a former officer of the Company are the principal shareholders of the tenant, HRA Management Corporation.

    One additional Property is leased to a wholly owned subsidiary of Marriott International, Inc. and is also operated by Marriott Senior Living Services, Inc. The lease from this Property contributed approximately 13 percent of the Company's total rental income during the nine months ended September 30, 2002.

    On September 30, 2002, the Company acquired 11 additional Properties located in seven states through a direct financing transaction with two affiliates of Prime Care Properties, LLC. The Properties are operated by Marriott Senior Living Services, Inc. An affiliate of the tenants has guaranteed the tenants' obligations to pay minimum rent due under the lease up to a maximum of $2,000,000. As of September 30, 2002, no amounts were drawn under the guaranty.

    Although the Company acquires Properties located in various states and regions and carefully screens its tenants in order to reduce risks of default, failure of these lessees, American Retirement Corporation or Marriott International, Inc. would significantly impact the results of operations of the Company. Management believes that the risk of such a default is reduced due to the Company requiring security deposits on certain Properties, or in some cases, obtaining a guaranty from the tenant's or operator's parent company or requiring an additional cash reserve account to be held at the tenant level. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

16. Subsequent Events:

    During the period  October 1, 2002  through  November  7, 2002,  the Company
    received   subscription   proceeds  for  an  additional   5,458,708   shares
    ($54,587,082) of common stock. As of November 7, 2002, the Company had received total subscription proceeds of $356,846,432.

                        CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
           Quarters and Nine Months Ended September 30, 2002 and 2001

16. Subsequent Events - Continued:

    On October 1, 2002 and November 1, 2002, the Company declared distributions totaling $1,774,618 and $2,040,979, respectively, or $0.0583 per share of common stock, payable by December 2002, to stockholders of record on October 1, 2002 and November 1, 2002, respectively.

    On October 10, 2002, the Company used net offering proceeds to purchase a parcel of land located in Peabody, Massachusetts, for $17,383,784 and entered into a long-term, triple-net lease agreement relating to the land.

    On November 1, 2002, the Company used net offering proceeds to purchase a Property located in Nashville, Tennessee, for $8,957,850 and entered in to a long-term, triple-net lease agreement related to the Property.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   The Company

    CNL Retirement Properties, Inc. was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various other majority owned subsidiaries have been or will be formed by the Company for the purpose of acquiring health care properties and seniors' housing facilities (the "Properties"). The terms "Company" or "Registrant" include CNL Retirement Properties, Inc. and its majority owned subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

                         Liquidity and Capital Resources

Common Stock Offerings

    On May 24, 2002, the Company completed its offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"), which included up to 500,000 shares ($5,000,000) available to stockholders who elected to participate in the Company's reinvestment plan. In connection with the 2000 Offering, the Company received subscription proceeds of $155,000,000 (15,500,000 shares), including $418,670 (41,867 shares) through the reinvestment plan.

    Immediately following the completion of the 2000 Offering, the Company commenced an offering of up to an additional 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering"). Of the 45,000,000 shares of common stock offered in the 2002 Offering, up to 5,000,000 are available to stockholders purchasing shares through the Company's reinvestment plan. Since its formation, the Company has received an initial $200,000 contribution from CNL Retirement Corp. (the "Advisor") and subscription proceeds of $302,272,717 (30,227,269 shares), including $820,108 (82,011 shares) through its reinvestment plan. As of September 30, 2002, the Company had received net offering proceeds of approximately $267,700,000 following the deduction of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses. As of September 30, 2002, the Company had used approximately $195,800,000 of net offering proceeds and approximately $45,600,000 of loan proceeds to invest in 22 Properties located in 13 states (see "Property Acquisitions and Investments" below) and approximately $24,000,000 to pay acquisition fees and expenses, leaving approximately $47,900,000 available for investment in Properties and mortgage loans.

    On October 4, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 175,000,000 additional shares of common stock ($1,750,000,000) in an offering expected to commence immediately following the completion of the Company's 2002 Offering (the "2003 Offering"). Of the
175,000,000 shares of common stock to be offered, up to 25,000,000 will be available to stockholders purchasing shares through the reinvestment plan.

    During the period October 1 through November 7, 2002, the Company received additional offering proceeds of approximately $54,587,082. The Company expects to use any uninvested net offering proceeds, plus any additional net offering proceeds from the 2002 Offering and the proposed 2003 Offering to purchase additional Properties and to invest in mortgage loans. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained a revolving $25,000,000 line of credit. The Company has also obtained permanent financing in connection with certain Properties. The aggregate amount of any permanent financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

Property Acquisitions and Investments

    On February 11, 2002, the Company acquired the Holley Court Terrace independent living Property located in Oak Park, Illinois (the "Oak Park Property") for $18,469,275 from American Retirement Corporation. The Company, as lessor, has entered into a long-term, triple-net lease agreement relating to this Property with ARC Holley Court, LLC. The initial term of the lease expires on February 11, 2017. At the end of the initial lease term, the tenant will have two consecutive renewal options of five years each. The lease requires minimum annual rent of $1,846,928 for the first lease year with increases of 1 percent each lease year thereafter. In addition to minimum rent, the lease requires percentage rent. The Company assumed approximately $13,000,000 of permanent financing relating to the Oak Park Property that is secured by a mortgage on this Property (see "Borrowings" below).

    In addition, on February 11, 2002, the Company acquired the Homewood Residence of Coconut Creek assisted living Property located in Coconut Creek, Florida (the "Coconut Creek Property") for $9,687,563 from American Retirement Corporation. The Company, as lessor, has entered into a long-term, triple-net lease agreement relating to this Property with ARC Coconut Creek, LLC. The initial term of the lease expires on February 11, 2017. At the end of the initial lease term, the tenant will have two consecutive renewal options of five years each. The lease requires minimum annual rent of $968,756 for the first lease year with increases of 2 percent each lease year thereafter. In addition to minimum rent, the lease requires percentage rent.

    On March 22, 2002, the Company acquired the Heritage Club at Greenwood Village assisted living/skilled nursing Property located in Greenwood Village, Colorado (the "Greenwood Village Property") for $17,865,375 from American Retirement Corporation. The Company, as lessor, has entered into a long-term, triple-net lease agreement relating to this Property with ARC Greenwood Village, Inc. The initial term of the lease expires on March 31, 2017. At the end of the initial lease term, the tenant will have two consecutive renewal options of five years each. The lease requires minimum annual rent of $1,786,538 for the first lease year with increases of 2 percent each lease year thereafter. In addition to minimum rent, the lease requires percentage rent. During the quarter ended September 30, 2002, the Greenwood Village Property was operating at a level sufficient to satisfy the requirements of certain earnout provisions under the lease, and the Company funded an additional payment of $1,775,000. The lease was amended to increase the basis by which annual minimum rent is calculated.

    In May 2002, a consolidated joint venture in which the Company owns a 76.75 percent interest and Marriott Senior Living Services, Inc., an affiliate of Marriott International, Inc., owns a 23.25 percent interest was formed to acquire five Properties located in Camarillo, California; Towson, Maryland; Dartmouth, Massachusetts; Elk Grove, California and Clayton, Ohio (the "Marriott Portfolio Properties") for an aggregate purchase price of $58,800,000. The joint venture, as lessor, entered into five separate, long-term, triple-net lease agreements relating to the Marriott Portfolio Properties with a third party tenant, HRA Management Corporation. The five retirement facilities are operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. The initial term of each lease expires in May 2017. At the end of each initial lease term, the tenant will have two consecutive renewal options of ten years each. Minimum annual rent for the first through fifth lease years is adjustable based upon the cost of debt and minimum returns to the joint venture. The rental rate will range from 9.0 percent to 10.5 percent of the joint venture's total cost to purchase the Marriott Portfolio Properties, over the term of the lease. Marriott International, Inc. has, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. The limited guaranty terminates upon the earlier of (i) the five retirement facilities achieving certain pooled minimum net operating income performance thresholds or (ii) the end of the fifth lease year. As of September 30, 2002, the remaining amount available under the limited guaranty was $5,771,014.

    On May 30, 2002, the Company acquired a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The Company's equity investment in the partnership at September 30, 2002 was $300,000. The Company's share in the limited partnership's distributions will be equivalent to its equity interest in the limited partnership. During the quarter and nine months ended September 30, 2002, the Company received $79,208 in distributions from the partnership. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this investment, the Company has severally guaranteed 16.67 percent or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership.

    On August 12, 2002, the Company originated a mortgage loan in the principal amount of $1,870,000 secured by a mortgage on a parcel of land containing approximately 39.8 gross acres located in Vero Beach, Florida. The loan bears interest at 9.35 percent per annum and requires monthly payments of interest only. The loan matures on December 31, 2006, at which time all unpaid principal and interest are due.

    On September 30, 2002, the Company acquired 11 assisted living/skilled nursing Properties located in seven states through a direct financing transaction with two subsidiaries of Prime Care Properties, LLC for $105,250,000 plus closing costs. The Company, as lessor, has entered into a 35-year lease agreement that requires minimum annual rent of $11,520,600 through December 31, 2003, and 2.5 percent annual increases thereafter. In addition to minimum rent, the lease requires additional rent which is based on a percentage of the tenants' gross revenues.

    On October 10, 2002, the Company acquired a parcel of land located in Peabody, Massachusetts, upon which the Brooksby Village Continuing Care Retirement Community is being constructed. The purchase price of the land was approximately $17,400,000. The Company entered into a long-term, triple-net lease agreement with a third-party tenant, Peabody Campus, LLC, relating to the land. The Company will not own the facility. The facility will be owned by a subsidiary of Erickson Retirement Communities, LLC.

    On November 1, 2002, the Company acquired an assisted living retirement facility located in Nashville, Tennessee, for approximately $9,000,000. The Company entered into a long-term, triple-net lease agreement with a third-party tenant, a wholly owned subsidiary of American Retirement Corporation, relating to this Property. The Property is operated and managed by American Retirement Corporation.

Commitments

    As of September 30, 2002, the Company had initial commitments to acquire two additional Properties. The anticipated aggregate purchase price of the two Properties is approximately $22,600,000. The acquisition of each of these Properties is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or both of these Properties will be acquired by the Company. The Company plans to assume permanent financing of approximately $20,600,000 in connection with the acquisition of these two Properties.

Borrowings

    In conjunction with the purchase of the Oak Park Property, the Company assumed a mortgage in the amount of $12,974,397, maturing October 2, 2003 (the "Oak Park Mortgage"). The Oak Park Mortgage bears interest at a floating rate of
(i) 350 basis points over the 30-day London Interbank Offered Rate (LIBOR) if LIBOR is over 2.6 percent or (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent, not to exceed 8 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in an escrow reserve account that represents three months of debt service related to the Oak Park Mortgage. In connection with the loan, the Company incurred assumption fees of approximately $16,200. The Company anticipates refinancing the loan prior to its maturity date.

    On June 7, 2002, a  consolidated  joint  venture in which the Company owns a
76.75 percent interest borrowed $23,520,000 in the form of a five-year commercial paper backed loan secured by the Marriott Portfolio Properties. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed every 30 days upon maturity. The joint venture has a liquidity facility in place in the event that the re-marketing effort is unsuccessful. The liquidity agent has provided a liquidity facility for up to 102 percent of the outstanding loan balance. In the event the liquidity provider defaults, a participating liquidity agent will provide up to $20,000,000 and the Company has agreed to provide liquidity for any amount in excess of $20,000,000, not to exceed $3,520,000. Interest is payable monthly with principal due when the commercial paper loan matures. The commercial paper loan bears interest at the commercial paper rate as determined by market demand (1.90 percent as of September 30, 2002) plus a margin of 1.86 percent, which is inclusive of liquidity fees and administrative costs. In connection with the loan, the Company incurred loan closing fees and costs of $538,324.

    On August 8, 2002, the Company entered into a commitment for $11,000,000 of permanent financing secured by a mortgage on the Greenwood Village Property. On August 29, 2002, the Company obtained an advance totaling $9,100,000 with a possible future advance in the amount of $1,900,000 subject to certain operating performance thresholds being achieved by the Greenwood Village Property prior to February 27, 2004. The loan bears interest at a variable rate based on 90-day LIBOR plus 3.90 percent per annum, but in no event shall the interest rate be less than 6.50 percent. As of September 30, 2002, the interest rate was 6.50 percent. The loan requires monthly principal and interest payments through August 31, 2007, with all unpaid principal and interest due at that time.

Cash and Cash Equivalents

    Until Properties are acquired, or mortgage loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal such as overnight repurchase agreements, certificates of deposit and money market funds. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund mortgage loans. At September 30, 2002, the Company had $45,974,995 invested in such short-term investments as compared to $26,721,107 at December 31, 2001. The increase in the amount invested in short-term investments primarily reflects proceeds received from the sale of shares, offset by the purchase of 19 Properties and the origination of one mortgage loan described in "Property Acquisitions and Investments" above during the nine months ended September 30, 2002. The funds remaining at September 30, 2002, along with additional funds expected to be received from the sale of shares and amounts received from tenants, will be used primarily to purchase additional Properties, to make mortgage loans, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Notes and Other Receivables

    The Company's notes and other receivables balance increased from $180,163 at December 31, 2001 to $2,970,417 as of September 30, 2002. The increase is primarily due to approximately $2,400,000 in loans to affiliates of two of the Company's tenants related to the anticipated acquisition of additional Properties. As of September 30, 2002, the Company had an initial commitment to purchase two additional Properties located in Maryland for approximately $22,600,000. In connection with this anticipated purchase, the Company loaned the seller $2,000,000 to pay off debt at a discounted amount making the purchase of the Properties economically viable. The note bears interest at 15 percent per annum and matures December 31, 2002. As security for this note, the seller has pledged a membership interest in its company. Additionally, certain members of the seller's company guaranteed the note.

    The Company has a Mortgage Loan on a parcel of land located in Vero Beach, Florida. The land will be developed into a retirement community and the borrower is seeking third-party construction financing. Upon completion of the development, the Company anticipates that it will purchase the retirement facility. The Company has advanced $383,675 to the borrower to fund pre-development costs in order to expedite the development of the Property. The note bears interest at 5 percent per annum and matures December 31, 2002.
Management believes notes and other receivables as of September 30, 2002, are fully collectible.

Liquidity Requirements

    During the nine months ended September 30, 2002 and 2001, the Company generated cash from operating activities (which includes cash received from tenants and interest, less cash paid for operating expenses) of $9,180,977 and $770,454, respectively. For the nine months ended September 30, 2002, cash from operating activities included security deposits of $1,840,889 that were received from tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in mortgage loans and secured equipment leases, through cash flow provided by operating activities. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to a tenant defaulting under the terms of its lease agreement, the Company will use borrowings under its line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, and the investment in mortgage loans and secured equipment leases, with proceeds from its offerings, additional advances under its line of credit and permanent financing.

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

Distributions

    The Company declared and paid distributions to its stockholders totaling $8,236,356 and $780,392 during the nine months ended September 30, 2002 and 2001, respectively. On October 1 and November 1, 2002, the Company declared distributions to stockholders of record on October 1 and November 1, 2002, of $0.0583 per share of common stock. These distributions are payable by December 2002.

    For the nine months ended September 30, 2002 and 2001, approximately 50 percent and 59 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 50 percent and 41 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Due to Related Parties

    During the nine months ended September 30, 2002 and 2001, affiliates incurred on behalf of the Company $3,710,749 and $443,876, respectively, for certain offering expenses. Affiliates also incur certain acquisition and operating expenses on behalf of the Company. As of September 30, 2002 and December 31, 2001, the Company owed affiliates $1,142,202 and $1,772,807, respectively, for such amounts and unpaid fees and administrative expenses. In connection with each of the 2000 Offering and the 2002 Offering, offering expenses paid by the Company together with selling commissions, the marketing support fees, due diligence expense reimbursements and any soliciting dealer servicing fee incurred by the Company will not exceed 13 percent of the proceeds raised in each such offering.

    Pursuant to the advisory agreement, the Advisor is also required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the
"Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Year ended June 30, 2001, exceeded the Expense Cap by $145,015; therefore, the Advisor reimbursed the Company such amounts in accordance with the advisory agreement. During the Expense Year ended September 30, 2002, the Company's operating expenses did not exceed the Expense Cap.

                             Results of Operations

Revenues

    As of September 30, 2002, the Company owned 22 Properties consisting of land, buildings and equipment, and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum annual base rent generally payable in monthly installments. The leases provide that the annual base rent required under the leases will increase at predetermined intervals. In addition to annual base rent, the leases require the payment of contingent rent computed as a percentage of gross revenues of the Property. For the nine months ended September 30, 2002 and 2001, the Company earned $8,230,296 and $1,034,820, respectively, in rental income from its Properties under operating leases and earned income from its Properties subject to direct financing leases ($3,852,499 and $344,940 of which was earned during the quarters ended September 30, 2002 and 2001, respectively). The Company also earned $102,234 and $29,830 in FF&E Reserve income during the nine months ended September 30, 2002 and 2001, respectively ($68,496 and $12,304 of which was earned during the quarters ended September 30, 2002 and 2001, respectively). The increase in rental income was due to the Company owning 22 Properties during the nine months ended September 30, 2002, as compared to one Property during the nine months ended September 30, 2001. In addition, the Company originated one mortgage loan on August 12, 2002, and earned $23,472 of interest income related to the loan during the quarter ended September 30, 2002. Because the Company has not yet invested all of the equity proceeds previously raised and is continuing to raise additional equity proceeds with which it will acquire additional Properties, revenues for the nine months ended September 30, 2002, represent only a portion of revenues that the Company is expected to earn in future periods.

    During the nine months ended September 30, 2002 and 2001, the Company earned $1,314,524 and $30,812, respectively ($753,592 and $25,520 of which were earned during the quarters ended September 30, 2002 and 2001, respectively), in interest income from investments in money market accounts and other short-term, highly liquid investments. Interest income increased during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, due to the Company having a larger amount of offering proceeds temporarily invested pending the acquisition of Properties. However, as net offering proceeds are used to invest in Properties and make mortgage loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease. During the quarter and nine months ended September 30, 2002, the Company also earned approximately $25,000 from interest income related to notes receivable.

Expenses

    Operating expenses were $4,394,311 and $644,327 for the nine months ended September 30, 2002 and 2001, respectively ($2,052,469 and $210,922 of which were incurred during the quarters ended September 30, 2002 and 2001, respectively). Operating expenses for the nine months ended September 30, 2002 increased as a result of the Company incurring asset management fees, greater general operating and administrative expenses, and depreciation and amortization expense related to the Company owning 21 additional Properties and one mortgage loan. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in additional mortgage loans. However, general operating and administrative expenses, excluding interest expense, as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in mortgage loans.

Significant Tenants

    During the nine months ended September 30, 2002, the Company owned 22 Properties. The lessees of five of these Properties are wholly owned subsidiaries of American Retirement Corporation ("ARC") and are operated under the ARC brand chains. Another five Properties are leased to HRA Management Corporation and are operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. The lessees of eleven of the Properties are subsidiaries of Prime Care Properties, LLC and are operated by Marriott Senior Living Services, Inc. The remaining Property is leased to a wholly owned subsidiary of Marriott International, Inc. and is also operated by Marriott Senior Living Services, Inc. Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of the lessees, ARC or Marriott International, Inc. would significantly impact the results of operations of the Company. The Company's leases generally have credit enhancement provisions, such as guarantees or shortfall reserves provided by the tenant or operator's parent company. It is anticipated that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased during subsequent periods.

Maturity of Debt Obligations of American Retirement Corporation

    As of September 30, 2002, ARC was the parent company of the lessees to five of the Company's 22 Properties. ARC also operates the Properties and is obligated to fund certain shortfall reserves relating to the Properties. According to its December 31, 2001 audited financial statements, ARC had significant debt obligations that matured in 2002, as well as a net working capital deficit as a result of such maturities and significant lease obligations. At December 31, 2001, ARC's current cash balances and internally developed cash were not sufficient to satisfy its scheduled debt maturities in 2002. According to an ARC press release issued September 30, 2002, ARC announced that it had successfully completed the refinancing of all debt that was due in 2002 and 2003. As of November 7, 2002, ARC had met all of its obligations relating to the five Properties.

Funds from Operations

    Management considers funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. (Net earnings determined in accordance with generally accepted accounting principles ("GAAP") includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the nine months ended September 30, 2002 and 2001, net earnings included $764,652 and $22,119, respectively, of these amounts.) This information is presented to help stockholders better understand the Company's financial performance and to compare the Company to other REITs. However, FFO as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net earnings, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States of America.

The following is a reconciliation of net earnings to FFO:

                                                             Quarter                           Nine Months
                                                       Ended September 30,                 Ended September 30,
                                                      2002               2001              2002             2001
                                                ---------------    ---------------   --------------   --------------

    Net earnings                                $     2,508,526    $       171,842   $    5,039,468   $      451,135
        Adjustments:
           Effect of share in equity in
             earnings of unconsolidated
             subsidiary                                  63,868                  -           85,798                -
           Effect of minority interest in
             earnings of consolidated
             joint venture                              (93,734)                 -         (140,481)               -
           Depreciation of real estate assets           999,633            109,206        2,165,496          326,814
                                                ---------------    ---------------   --------------   --------------

    FFO                                         $     3,478,293    $       281,048   $    7,150,281   $      777,949
                                                ===============    ===============   ==============   ==============

Other

    In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement are not expected to have a significant impact on the financial position or results of operations of the Company.

    In July 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

                 Statement Regarding Forward Looking Information

    The preceeding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company's line of credit, continued availability of proceeds from the Company's current offering, the ability of the Company to obtain additional permanent financing on satisfactory terms, the ability of the Company to continue to identify suitable investments, the ability of the Company to continue to locate suitable tenants for its Properties and borrowers for its mortgage loans and secured equipment leases, and the ability of such tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    The Company is exposed to market changes in interest rates through its variable rate mortgages payable. To mitigate interest rate risk, the Company can pay down the mortgages with offering proceeds should interest rates rise substantially.

    The Company has mitigated its exposure to variable interest rates on its commercial paper loan by providing fluctuating lease payments under the leases for the Properties securing the loan as a result of changes in periodic interest rates due under the commercial paper loan.

    The Company may also be subject to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on the variable rate line of credit at September 30, 2002.

    Management estimates that a one-percentage point increase in interest rates for the nine months ended September 30, 2002, would have resulted in additional interest costs of approximately $153,000. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

ITEM 4.                    CONTROLS AND PROCEDURES

    As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                     3.2   CNL Health Care Properties, Inc. Bylaws. (Included as
                           Exhibit 3.2 to the Registrants 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

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

                     4.1   Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                     10.1 Advisory Agreement, dated as of May 14, 2002, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Filed herewith.)

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

                     10.10 Lease Agreement  between CNL Retirement - AM/Florida,
                           LP and ARC Boca Raton, Inc. Dated November 9, 2001, relating to the Homewood Residence of Boca Raton, Florida. (Included as Exhibit 10.17 to Regestration Statment No. 333-37480 on Form S-11 and incorporated herein by reference.

                     10.11 Lease Agreement  between CNL Retirement - AM/Illinois
                           LP and ARC Holley Court, LLC dated February 11, 2002, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.18 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                     10.12 Real Estate  Purchase and Sale  Contract  between CNL
                           Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace
                           - Oak Park, Illinois. (Included as Exhibit 10.19 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                     10.13 Lease Agreement  between CNL Retirement - AM/Florida,
                           LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit
                           10.20 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                     10.14 Real Estate  Purchase and Sale  Contract  between CNL
                           Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.21 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                     10.15 Lease Agreement  between CNL Retirement - AM/Colorado
                           LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as
                           Exhibit 10.22 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.16 Real Estate  Purchase and Sale  Contract  between CNL
                           Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.23 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.17 Loan  Agreement  between  ARC Holley  Court,  LLC, as
                           Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.24 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.18 Lease Agreement between CNL Retirement  Camarillo CA,
                           LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as
                           Exhibit 10.25 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.19 Lease Agreement  between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit
                           10.26 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.20 Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.21 Lease Agreement between CNL Retirement  Dartmouth MA,
                           LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.22 Lease Agreement  between CNL Retirement  Laguna Creek
                           CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.23 Purchase and Sale Agreement  between  Marriott Senior
                           Living Services, Inc., VCS, Inc. and MSLS - MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit
                           10.30 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.24 Loan  Agreement  between Five Pack  Retirement  2002,
                           LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as
                           Exhibit 10.31 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                     10.25 Loan  Agreement   between  General  Electric  Capital
                           Corporation, as Lender, and CNL Retirement - AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Filed herewith.)

                     10.26 Mortgage  Loan   Agreement   between  CNL  Retirement
                           Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Filed herewith.)

                     10.27 Refinancing and Acquisition Agreement dated September
                           30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Filed herewith.)

                     10.28 Lease Agreement dated September 30, 2002, between CNL
                           Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Filed herewith.)

                     99.1 Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     99.2 Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            b) The Company filed the following reports during the quarter ended September 30, 2002, on Form 8-K: Form 8-K filed September 19, 2002, disclosing 14 pending Property acquisitions; Form 8-K/A filed September 24, 2002, to amend and restate the Form 8-K filed on May 31, 2002, to provide further disclosure regarding the Company's acquisition of five Properties.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    DATED this 7th day of November, 2002


                                           CNL RETIREMENT PROPERTIES, INC.

                                              By:  /s/ James M. Seneff, Jr.
                                                   --------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                              By:  /s/ Stuart J. Beebe
                                                   --------------------------
                                                   STUART J. BEEBE
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                         CNL RETIREMENT PROPERTIES, INC.

                                 CERTIFICATIONS

I, James M. Seneff, Jr., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of CNL Retirement Properties, Inc. (the "Registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  Registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 12, 2002              By:  /s/ James M. Seneff, Jr.
                                                   ---------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                         CNL RETIREMENT PROPERTIES, INC.

                                 CERTIFICATIONS

I, Stuart J. Beebe, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of CNL Retirement Properties, Inc. (the "Registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

    4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  Registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 12, 2002              By:  /s/ Stuart J. Beebe
                                                   --------------------------
                                                   STUART J. BEEBE
                                                   Chief Financial Officer
                                                   (Principal and Financial
                                                   Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Index

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

4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.1 Advisory Agreement, dated as of May 14, 2002, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Filed herewith.)

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

10.11 Lease Agreement between CNL Retirement - AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.18 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.12 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.19 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.13 Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.20 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.14 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.21 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.15 Lease Agreement between CNL Retirement - AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit
       10.22 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.16 Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.23 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.17 Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.24 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.18 Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as
       Exhibit 10.25 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.19 Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.20 Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.21 Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit
       10.28 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.22 Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.23 Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS - MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit
       10.30 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.24 Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit 10.31 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.25 Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement - AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Filed herewith.)

10.26 Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Filed herewith.)

10.27 Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Filed herewith.)

10.28 Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte
       - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Filed herewith.)

99.1   Certification  of the  Chief  Executive  Officer,  Pursuant  to 18 U.S.C.
       Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.2   Certification  of the  Chief  Financial  Officer,  Pursuant  to 18 U.S.C.
       Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)