Form 10-K
period 2002-12-31
CNL RETIREMENT PROPERTIES INC
filed 2003-02-25
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         -------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     -------------------

                        Commission file number 000-32607

                         CNL RETIREMENT PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                      59-3491443
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

    Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the Registrant's shares of common stock, so there is no market value for such shares. Each share was originally sold at $10 per share. Based on the $10 offering price of the shares, $198,089,362 of our common stock was held by non-affiliates as of June 28, 2002.

    The number of shares of common stock outstanding as of February 19, 2003 was 52,036,790.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Registrant   incorporates  by  reference  portions  of  the  CNL  Retirement
Properties, Inc. Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2003.


                                    Contents

                                                                                                              Page
Part I
    Item 1.       Business                                                                                    1-6
    Item 2.       Properties                                                                                  7-8
    Item 3.       Legal Proceedings                                                                           9
    Item 4.       Submission of Matters to a Vote of Security Holders                                         9

Part II
    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                       10
    Item 6.       Selected Financial Data                                                                     11-12
    Item 7.       Management's Discussion and Analysis of Financial Condition and
Results of Operations      13-23
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                  23
    Item 8.       Financial Statements and Supplementary Data                                                 24-42
    Item 9.       Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure                                                               43

Part III
    Item 10.      Directors and Executive Officers of the Registrant                                          43
    Item 11.      Executive Compensation                                                                      43
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                              43
    Item 13.      Certain Relationships and Related Transactions                                              43
    Item 14.      Controls and Procedures                                                                     43
Part IV
    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                             44-49

Signatures                                                                                                    50-51

Certifications                                                                                                52-53

Schedule III - Real Estate and Accumulated Depreciation                                                       54-56

Exhibits

                                     PART I

Item 1.  Business

    CNL Retirement Properties, Inc. is a corporation, which was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various other wholly owned subsidiaries of CNL Retirement Properties, Inc. have been and will be formed in the future for the purpose of acquiring and owning properties. The terms "Company" or "Registrant" include CNL Retirement Properties, Inc. and its subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

    The Company acquires real estate properties ("Properties") related to seniors' housing and retirement facilities ("Retirement Facilities") located across the United States. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties are leased on a long-term, "triple-net" basis to operators of Retirement Facilities or to other tenants that engage third party managers. Under the Company's triple-net leases, the lessees generally are responsible for repairs, maintenance, property taxes, utilities and insurance as well as the payment of rent. The lessees' ability to satisfy the lease obligations depends primarily on the Properties operating results. In addition, with respect to certain Properties, various forms of credit enhancements, such as corporate guarantees, secure the lessees' obligations. The Company selects its Properties for investment based on a credit underwriting process designed to identify those Properties that management believes will be able to fund such lease obligations.

    The Company may provide mortgage financing (the "Mortgage Loans") to operators of Retirement Facilities secured by real estate owned by the borrower. However, because it prefers to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of no more than 5 percent to 10 percent of the Company's total assets. The Company expects that the interest rates and terms of the Mortgage Loans will be similar to those of its leases. The Company also may provide furniture, fixtures and equipment ("FF&E") financing through loans or direct financing leases (collectively, the "Secured Equipment Leases"). The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company's total assets. The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

    Upon formation in December 1997, the Company received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor. On September 18, 1998, the Company commenced an offering to the public of up to 15,500,000 shares of common stock ($155,000,000) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the "Initial Offering"). Upon termination of the Initial Offering on September 18, 2000, the Company had received aggregate subscription proceeds of $9,718,974 (971,898 shares). Following the termination of the Initial Offering, the Company commenced an offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"), which was completed on May 24, 2002. In connection with the 2000 Offering, the Company received subscription proceeds of $155,000,000 (15,500,000 shares). Upon completion of the 2000 Offering, the Company commenced an offering of up to 45,000,000 shares ($450,000,000) (the "2002 Offering"). Of the 45,000,000 shares offered, up to 5,000,000 ($50,000,000) are available to stockholders purchasing shares through the Company's reinvestment plan.

    On October 4, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 175,000,000 additional shares ($1,750,000,000) in an offering expected to commence immediately following the completion of the Company's 2002 Offering (the "2003 Offering"). Of the 175,000,000 shares expected to be offered, up to 25,000,000 are expected to be made available to stockholders purchasing shares through the reinvestment plan. The Board of Directors expects to submit, for a vote of the stockholders at the 2003 annual meeting, a proposal to increase the number of authorized shares of common stock of the Company from 100,000,000 to 450,000,000. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the 2003 Offering will be limited to 38,000,000 shares.

    As of December 31, 2002, the Company had received total subscription proceeds from its Initial Offering, the 2000 Offering and the 2002 Offering of $442,346,060 (44,234,603 shares), including $1,208,302 (120,830 shares) through the reinvestment plan.

    As of December 31, 2002, net proceeds to the Company from its offerings of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $392,300,000. The Company had used approximately $310,900,000 of net offering proceeds, $8,100,000 in advances on a line of credit and borrowings of $45,600,000 in permanent financing to invest approximately $364,600,000 in 37 Properties. As of December 31, 2002, the Company had repaid the advance on its line of credit, had paid approximately $32,500,000 in acquisition fees and acquisition expenses and approximately $400,000 to redeem 44,037 shares of common stock, leaving approximately $40,400,000 available for investment in Properties, Mortgage Loans and Secured Equipment Leases.

    During the period January 1, 2003, through February 19, 2003, the Company received additional net offering proceeds of approximately $69,500,000. The Company also paid acquisition fees and costs of approximately $3,100,000, leaving approximately $66,400,000 for investment in Properties, Mortgage Loans and Secured Equipment Leases as of February 19, 2003. The Company expects to use the uninvested net offering proceeds, plus any additional net offering proceeds from the sale of shares from the 2002 Offering and the 2003 Offering to purchase additional Properties and, to a lesser extent, invest in Mortgage Loans and Secured Equipment Leases. In addition, the Company intends to borrow money to acquire additional Properties, to invest in Mortgage Loans and Secured Equipment Leases, and to pay certain related fees. The Company intends to encumber assets in connection with such borrowings. The maximum amount the Company may borrow is 300 percent of the Company's net assets. The Company believes that the net proceeds received from the 2002 Offering and the 2003 Offering will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company lists its shares on a national securities exchange or over-the-counter market ("Listing"), although there is no assurance that Listing will occur.

    The Company's primary investment objectives are to preserve, protect and enhance the Company's assets while (i) making quarterly distributions to stockholders; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company's income (and distributions to stockholders) and providing protection against inflation through automatic increases in base rent, or increases in base rent based on increases in consumer price indices over the term of the leases and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment, through (a) Listing of the shares on a national securities exchange or over-the-counter market, or (b) if Listing does not occur by December 31, 2008, the commencement of orderly sales of the Company's assets (outside the ordinary course of business and consistent with its objectives of qualifying as a REIT) and distribution of the proceeds thereof. There can be no assurance that these investment objectives will be met.

    For the next six years, the Company intends, to the extent consistent with the Company's objective of qualifying as a REIT, to reinvest in additional Properties or Mortgage Loans any proceeds from the sale of a Property or Mortgage Loan that are not required to be distributed to stockholders in order to preserve the Company's REIT status for federal income tax purposes. Similarly, and to the extent consistent with REIT qualification, the Company plans to use the proceeds from the sale of a Secured Equipment Lease to fund additional Secured Equipment Leases, or to reduce its outstanding indebtedness. At or prior to the end of such six-year period, the Company intends to provide stockholders of the Company with liquidity of their investment, either in whole or in part, through Listing of the shares of the Company (although liquidity cannot be assured thereby) or by commencing orderly sales of the Company's assets. If Listing occurs, the Company intends to use any net sales proceeds not required to be distributed to stockholders in order to preserve the Company's status as a REIT to reinvest in additional Properties, Mortgage Loans and Secured Equipment Leases. In addition, the Company will not sell any assets if such sale would not be consistent with the Company's objective of qualifying as a REIT.

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

    It is anticipated that if the Company wishes at any time to sell a Property pursuant to a bona fide offer from a third party, the tenant of that Property will have the right to purchase the Property for the same price, and on the same terms and conditions, as contained in the offer. In certain cases, the tenant may also have the right to purchase the Property a specified number of years after commencement of the lease at a purchase price equal to the greater of (i) the appraised value of the Property, or (ii) a specified amount, generally equal to the Company's purchase price of the Property plus a predetermined percentage of the Company's purchase price. A third party's willingness to pursue the purchase of a Property may be affected by the existence of such tenant's rights.

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

Property Leases

    At December 31, 2002, the Company owned 37 Properties located in 16 states. Twenty-five of the Properties are subject to operating leases and generally provide for an initial term of 15 years (expiring between 2015 and 2017). The operating leases generally provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. Eleven of the Properties are subject to direct financing leases and each has a term of 35 years (expiring in 2037). The direct financing leases contain provisions that allow each lessee to elect to purchase the Property at the end of the lease term for the Company's initial investment amount and also permit the Company to require each lessee to purchase the Property at the end of the lease term for the same amount. The remaining Property is a parcel of land currently in a pre-construction phase with planned development for a seniors' housing complex. Upon completion of the development, the Company expects to enter into a long-term lease agreement with an operator of the Retirement Facility to operate and manage the Property.

    The Company's leases are on a triple-net lease basis, meaning the tenants are required to pay all repairs, maintenance, property taxes, utilities and insurance. The tenants are also required to pay for special assessments and the cost of any renovations permitted under the leases. The leases provide for minimum base annual rent payments, generally payable in monthly installments. The leases provide that the minimum base rent required under the terms of the leases will increase at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to annual base rent, substantially all tenants are subject to contingent rent computed as a percentage of gross sales of the Properties. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally will be responsible for replenishing the reserve fund and for paying a specified return on the amount of capital expenditures or repairs paid for by the Company in excess of amounts in the reserve fund.

    To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio ("Cross-Default"). In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling"). For certain Properties, the Company has also required security deposits, guarantees from the tenant's parent company or additional cash reserve accounts to be held at the tenant level. A guarantee from a parent company may be necessary if a Property was recently opened and is still in the process of achieving a stable occupancy rate, in which case the Property would not be able to generate minimum rent until reaching occupancy stabilization. In order to determine the amount of the guarantee that would be needed to fund minimum rent, the Company develops estimates of future cash flow available to the tenant to pay minimum rent based on rent rolls and an analysis of the surrounding real estate market, including demographic information and industry standards, to predict operating expenses. The Company's estimates are based on assumptions and there can be no assurances as to what actual amounts will need to be paid under the guarantees.

Major Tenants and Operators

    As of December 31, 2002, the Company owned 36 Properties in 16 states that are subject to long-term, triple-net leases. The lessees of 35 of these Properties are affiliates or wholly owned subsidiaries of American Retirement Corporation ("ARC"), HRA Management Corporation ("HRA") or Prime Care Properties, LLC ("Prime Care") and contributed 95.6 percent of the Company's total rental income during the year ended December 31, 2002. Six of these Properties are operated under the ARC brand and 29 Properties are operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. To mitigate credit risk, substantially all of the lease agreements contain Cross-Default and Pooling terms. In addition, as of December 31, 2002, the Company had $4,866,973 in security deposits related to certain Properties as well as the guarantees described below.

    In connection with five Properties leased to HRA, Marriott International, Inc. and Marriott Senior Living Services, Inc. have, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. As of February 19, 2003, $1,086,078 of the guarantee had been used to pay rent leaving a remaining guarantee balance of $4,793,922.

    Marriott International, Inc. and Marriott Senior Living Services, Inc. have also guaranteed the tenant's obligation to pay minimum rent due under a lease for a Property located in Orland Park, Illinois purchased in April 2000. The maximum amount of the guarantee was $2,769,780, and the remaining balance as of February 19, 2003 was $996,181.

    An affiliate of Prime Care has guaranteed the tenants' obligations to pay minimum rent due under 11 leases up to a maximum of $2,000,000. As of February 19, 2003, $308,341 of the guarantee had been used to pay rent leaving a remaining guarantee balance of $1,691,659.

    In connection with six Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

    Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these lessees, their guarantors or the Marriott or ARC brand chains would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by the Company's current lessees will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

    In a press release dated December 30, 2002, Sunrise Assisted Living, Inc. announced it had entered into a definitive agreement with Marriott International, Inc. to acquire all of the outstanding stock of Marriott Senior Living Services, Inc. When the sale of Marriott Senior Living Services, Inc.'s stock to Sunrise Assisted Living, Inc. is completed, it is expected that the long-term management agreements in which the Company's tenants have entered into with Marriott Senior Living Services, Inc. will be assumed by Sunrise Assisted Living, Inc. to operate all of the Company's Properties that are currently operated by Marriott Senior Living Services, Inc. In regards to nine of the 12 proposed Properties for which the Company has entered into initial commitments to acquire as of February 19, 2003, it is expected that until the sale of the Marriott Senior Living Services, Inc.'s stock to Sunrise Assisted Living, Inc. is completed, Marriott Senior Living Services, Inc. will operate these Properties. Sunrise Assisted Living, Inc. has agreed to assume the obligations to the Company under the guarantees from Marriott International, Inc. and Marriott Senior Living Services, Inc. upon its purchase of Marriott Senior Living Services, Inc.'s stock. There can be no assurance that these transactions will be consummated.

Maturity of Debt Obligations of American Retirement Corporation

    As of December 31, 2002, ARC was the parent company of the lessees to six of the Company's 37 Properties. ARC also operates the Properties and is obligated to fund shortfall reserves relating to the Properties. According to its December 31, 2001 audited financial statements, ARC had significant debt obligations that matured in 2002, as well as a net working capital deficit as a result of such maturities and significant lease obligations. At December 31, 2001, ARC's current cash balances and internally developed cash were not sufficient to satisfy its scheduled debt maturities in 2002. Since the latter part of 2001, ARC had been executing a refinancing plan that included the consummation of sale-leaseback transactions and various other refinancing and capital-raising transactions to repay debt and fund related reserve and escrow requirements. On September 30, 2002, ARC announced that it had successfully completed the refinancing of all debt that was due in 2002 and 2003. According to ARC's Form 10-Q for the third quarter period ended September 30, 2002, ARC reported that although they had successfully completed their refinancing plan, they remain highly leveraged with a substantial amount of debt and lease obligations, and they have increased interest and lease costs. As part of the refinancings, ARC has replaced a significant amount of mortgage debt with debt having higher interest rates or higher lease costs, increasing ARC's estimated annual debt and lease payments from prior periods. As of February 19, 2003, ARC had met all of its obligations relating to the six Properties.

Certain Management Services

    Pursuant to an advisory agreement (the "Advisory Agreement"), the Advisor provides management services relating to the Company, the Properties, the
Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, Secured Equipment Leases, lines of credit and permanent financing; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor is also responsible for providing information to the Company about the status of the leases, Properties, Mortgage Loans, Secured Equipment Leases, any lines of credit and any permanent financing. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives an asset management fee, which is payable monthly, in an amount equal to one-twelfth of 0.60 percent of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses (the "Real Estate Asset Value"), plus one-twelfth of 0.60 percent of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of borrowings, equal to 2 percent of the purchase price of the equipment subject to each Secured Equipment Lease (the "Secured Equipment Lease Servicing Fee"). For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor receives an acquisition fee equal to 4.5 percent of gross proceeds from the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, if there is a Listing, the Company will receive an acquisition fee of
4.5 percent of amounts outstanding on the line of credit, if any, at the time of Listing.

    The Advisory Agreement continues until May 14, 2003, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by either party.

Borrowings

    As of December 31, 2002, the Company had three permanent loans totaling $45.3 million secured by mortgages on seven Properties with an aggregate cost of $103.4 million. Two of the loans require monthly principal and interest payments. These loans bear interest at a variable rate based on LIBOR plus a premium and mature in October 2003 and August 2007. The third loan is in the form of a five-year commercial paper backed loan secured by five Properties. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed every 30 days upon maturity. The Company has a liquidity facility in place in the event that the marketing effort is unsuccessful. The commercial paper loan bears interest at the commercial paper rate as determined by market demand plus a margin that is inclusive of liquidity fees and administrative costs. Interest is payable monthly with principal due when the commercial paper loan matures in June 2007.

    As of February 19, 2003, the Company plans to replace its existing $25 million line of credit with a new line of credit. The Company has a commitment to obtain a two-year, $75 million revolving line of credit that may be amended to allow the line of credit to be increased by $50 million. Eleven Properties with an aggregate cost of $115.2 million are expected to be mortgaged to secure the $75 million revolving line of credit. This facility will require payment of interest only at LIBOR plus a premium until maturity and has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. The Company may use the revolving line of credit to fund acquisitions, pay fees and fund working capital for general business purposes. Periodically, the Company expects to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. The line of credit may be increased at the discretion of the Board of Directors.

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

Available Information

    The Company makes available free of charge on or through its Internet website (http://www.cnlonline.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the Securities and Exchange Commission.

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

Employees

    Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees. The Company has retained the Advisor to provide management, acquisition, advisory and certain administrative services and has retained certain other affiliates of the Advisor to provide additional administrative services.

Item 2.  Properties

    As of December 31, 2002, the Company had invested approximately $392.4 million in 37 retirement Properties located in 16 states. Seven of those Properties with an aggregate cost of $103.4 million are mortgaged for $45.3 million. As of February 19, 2003, the Company had initial commitments to purchase 12 additional Properties for an aggregate purchase price of $298.7 million. Generally, Properties acquired or to be acquired by the Company conform to the following specifications of size, cost and type of land and buildings:

    Congregate Living Facilities. Congregate living facilities, or commonly referred to as independent living facilities, are primarily apartment buildings which contain a significant amount of common space to accommodate dining, recreation, activities and other support services for senior citizens. These properties range in size from 100 to 500 units with an average size of approximately 225 units. Units include studios and one and two bedroom units ranging in size from 450 square feet to over 1,500 square feet.

    Assisted Living Facilities. Assisted living facilities provide a special combination of housing, supportive services, personalized assistance and health care to their residents in a manner which is designed to respond to individual needs. These facilities offer a lower-cost alternative to skilled nursing facilities for those who do not require intensive nursing care. Assisted living facilities may include units for residents with Alzheimer's and related memory disorders. Current industry practice generally is to build freestanding assisted living facilities with an average of between 40 and 100 units, depending on such factors as market forces, site constraints and program orientation. Current economics place the size of the private living space of a unit in the range of 300 gross square feet for an efficiency unit to 750 square feet for a large one bedroom unit.

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

    Either before or after construction or renovation, the Properties acquired by the Company are one of a Retirement Facility operator's approved designs. Generally, Properties acquired by the Company consist of both land and building, although in a number of cases the Company may acquire only the land underlying the building with the building owned by the tenant or a third party, and also may acquire the building only with the land owned by a third party. In general, the Properties are freestanding and surrounded by paved parking areas and landscaping. Although buildings may be suitable for conversion to various uses through modifications, some Properties may not be economically convertible to other uses.

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

    The following table summarizes the location, property type, year opened, number of units or beds in each Retirement Facility and the Company's investment amount as of December 31, 2002. Dollar amounts are in thousands.

                                                                           Year                        Investment
        Property Concept and Location             Property Type (1)       Opened      Units/Beds       (in 000's)
----------------------------------------------   ---------------------   ----------   ------------    --------------
Marriott
  Brighton Gardens:
    Orland Park, Illinois                                ALF               1999           102              $  14,740
    Camarillo, California                             ALF & SNF            1999           161                 19,880
    Towson, Maryland                                     ALF               1999           89                  15,722
    Hoffman Estates, Illinois                            ALF               1999           120                  8,081
    Tulsa, Oklahoma                                      ALF               1999           120                  5,039
    Atlanta, Georgia                                     ALF               1999           116                  7,871
    Oklahoma City, Oklahoma                              ALF               1999           120                  3,930
    Santa Rosa, California                            ALF & SNF            2000           162                 17,773
    Bellevue, Washington                                 ALF               1999           117                 11,028
    Brentwood, Tennessee                                 ALF               1997           115                  7,027
    Buckhead, Georgia                                    ALF               1998           115                  8,446
    Charlotte, North Carolina                            ALF               1997           115                  3,613
    Chevy Chase, Maryland                                ALF               1997           132                 21,430
    Middletown, New Jersey                               ALF               1997           115                 12,541
    Mountainside, New Jersey                             ALF               1997           123                 13,575
    Naples, Florida                                   ALF & SNF            1998           133                  8,805
    Raleigh, North Carolina                              ALF               1997           115                 10,581
    Stamford, Connecticut                                ALF               1997           115                 14,798
    Venice, Florida                                   ALF & SNF            1996           147                  7,211
    Winston-Salem, North Carolina                        ALF               1997           115                  7,756
  MapleRidge:
    Laguna Creek, California                             ALF               1999           84                   8,601
    Clayton, Ohio                                        ALF               1999           84                   8,680
    Dartmouth, Massachusetts                             ALF               1999           86                  10,155
    Plymouth, Massachusetts                              ALF               2000           84                   4,944
    Cleveland, Ohio                                      ALF               1999           84                   5,323
    Hemet, California                                    ALF               1999           84                   4,433
  Pleasant Hills:
    Little Rock, Arkansas                             ALF & ILF            1984           163                 11,351
  Hearthside:
    Lynnwood, Washington                                 ALF               1989           72                   6,829
    Snohomish,Washington                                 ALF               1993           84                   9,315

American Retirement Corporation
  Broadway Plaza:
    Arlington, Texas                                     ALF               2000           95                  11,120
  Homewood Residence:
    Boca Raton, Florida                                  ALF               2000           72                  10,200
    Coconut Creek, Florida                               ALF               2000           94                  10,223
    Brookmont, Tennessee                                 ALF               2000           98                   9,446
  Holley Court Terrace:
    Oak Park, Illinois                                   ILF               1992           178                 19,510
  Heritage Club:
    Greenwood Village, Colorado                       ALF & SNF            1999           178                 20,850

Erickson Retirement Communities
    Peabody, Massachusetts                               Land               N/A           --                  18,345

Other
    Vero Beach, Florida                                  Land               N/A           --                   3,244
                                                                                      ------------    --------------
                                                                                             3,987         $ 392,416
                                                                                      ============    ==============

(1) Assisted  Living  Facility   ("ALF");   Skilled  Nursing  Facility  ("SNF");
    Independent Living Facility ("ILF")

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


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    As of February 19, 2003, there were 22,311 stockholders of record of common stock. There is no public trading market for the shares of common stock, and even though the Company intends to list the shares on a national securities exchange or over-the-counter market within six years, there is no assurance that a public market for the shares will develop. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25 percent of such stockholders' shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company's prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash, at a redemption price equal to the then current offering price less a discount of 8.0 percent. The current offering price is $10.00 per share; thereby the current net redemption price is $9.20 per share. Redemptions are limited to the extent sufficient funds are available. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder's shares may not be redeemed. Any shares acquired pursuant to a redemption will be retired and no longer available for issuance by the Company. The Board of Directors of the Company, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. During the years ended December 31, 2002 and 2001, 37,306 and 3,415 shares, respectively, were redeemed at $9.20 per share (for a total of $343,212 and $31,420, respectively) and retired from shares outstanding of common stock. Although the Company is not aware of any transfers or resale of stock in 2002 or 2001, the price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder.

    As of December 31, 2002, the offering price per share of common stock was $10. Based on the continued sale of shares through February 19, 2003, for $10 per share, the Company estimates that the value of its shares is $10 per share. The Company's shares are not publicly traded. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per share may not be realized when an investor seeks to liquidate his or her common stock.

    The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2002 and 2001, the Company declared cash distributions of $14,379,477 and $1,507,322, respectively, to stockholders. For each of the years ended December 31, 2002 and 2001, approximately 65 percent of distributions paid to stockholders were considered ordinary income and approximately 35 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2002 and 2001, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The following table presents total distributions and distributions per share:

               2002 Quarter                First          Second         Third          Fourth          Year
      -------------------------------   ------------    -----------    -----------    -----------    ------------

      Total distributions declared        $1,552,344     $2,586,745      $4,097,267     $6,143,121     $14,379,477
      Distributions per share                0.1749         0.1749         0.1749           0.1755          0.7002

               2001 Quarter                First          Second         Third          Fourth          Year
      -------------------------------   ------------    -----------    -----------    -----------    ------------

      Total distributions declared          $219,887       $247,922        $312,583       $726,930     $1,507,322
      Distributions per share                 0.1749         0.1749          0.1749         0.1749         0.6996

    On January 1, 2003 and February 1, 2003, the Company declared distributions to stockholders totaling $2,604,002 and $2,878,892, respectively ($0.0589 per share), payable by March 31, 2003, to stockholders of record as of each respective date.

    The Company intends to continue to declare distributions of cash to stockholders on a monthly basis during the offering period, and quarterly thereafter. The Company is required to distribute annually at least 90% of its real estate investment trust taxable income to maintain its objective of qualifying as a REIT. Distributions will be made at the discretion of the Board of Directors, depending primarily on net cash from operating activities and the general financial condition of the Company, subject to the obligation of the Board of Directors to cause the Company to remain qualified as a REIT for federal income tax purposes.

Item 6.  Selected Financial Data

    The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof.

                                              2002             2001            2000           1999 (1)          1998 (2)
                                          -------------    ------------     -----------    -------------     ------------
Year Ended December 31:
     Revenues                              $ 18,852,028    $  1,899,619     $ 1,084,730    $      86,231     $         --
     General operating and
       administrative expenses (3)            1,388,706         395,268         340,086           79,261               --
     Organizational costs                            --              --              --           35,000               --
     Net earnings (loss)                     11,371,856         915,965         224,778          (28,390)              --
     Cash distributions declared             14,379,477       1,507,322         502,078           50,404               --
     Cash from operating activities          16,784,763       2,173,379       1,096,019           12,851               --
     Cash used in investing
       activities                          (358,090,103)    (22,931,469)    (14,428,703)              --               --
     Cash from (used in) financing
       activities                           355,384,104      47,301,313       8,766,346         4,731,279        (199,908)
     Funds from operations (4)               14,609,538       1,439,908         527,962           (28,390)             --
     Earnings (loss) per share                     0.52            0.38            0.27             (0.07)             --
     Cash distributions declared
       per share                                   0.70            0.70            0.58              0.13              --

     Weighted average number
       of shares outstanding                 22,034,955       2,391,072         845,833           412,713(5)           --

At December 31:
     Total assets                         $ 441,765,453    $ 64,446,889    $ 14,688,560     $   5,088,560    $    976,579
     Total mortgages payable                 45,326,677              --              --                --              --
     Total stockholders' equity             389,795,024      60,910,042       9,203,548         3,292,137         200,000

(1) No operations commenced until the Company received minimum offering proceeds of $2,500,000 and funds were released from escrow on July 14, 1999.

(2) No significant operations had commenced because the Company was in its development stage.

(3) In accordance with the Company's prospectus, to the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"), the Advisor shall reimburse the Company within 60 days after the end of the Expense Year the amount by which the total operating expenses paid or incurred by the Company exceed the Expense Cap. During the years ended December 31, 2001 and 2000, the Advisor reimbursed the Company $145,015 and $213,886, respectively, in operating expenses.

(4) Management considers funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the noncash effect of straight-lining rent increases throughout the lease term. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the years ended December 31, 2002, 2001 and 2000, net earnings included $1,374,665, $76,665 and $21,128, respectively, of these amounts.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings),
         (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

    The following is a reconciliation of net earnings to FFO for the years ended December 31, 2002, 2001 and 2000:

                                                                          Year Ended
                                                                         December 31,
                                                     2002            2001           2000            1999
                                                  ------------    -----------    ------------    ------------
               Net earnings                       $ 11,371,856    $   915,965    $    224,778     $   (28,390)
                  Adjustments:
                     Effect of unconsolidated
                       subsidiaries                    149,801             --              --              --
                     Effect of minority interest      (233,691)            --              --              --
                     Depreciation of real estate
                       assets                        3,321,572        523,943         303,184              --
                                                 -------------   ------------   -------------   -------------
               FFO                                $ 14,609,538   $  1,439,908    $    527,962     $   (28,390)
                                                 =============   ============   =============   =============
               Weighted average shares:             22,034,955      2,391,072         845,833         412,713
                                                 =============   ============   =============   =============

(5)      The weighted  average number of shares  outstanding  for the year ended
         December  31,   1999,   is  based  upon  the  period  the  Company  was
         operational.

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

                                  Introduction

The Company

    The Company was formed to acquire Properties related to health care and seniors' housing facilities located across the United States. The Properties may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Properties are leased on a long-term, "triple-net" basis. The Company may provide Mortgage Loans in the aggregate principal amount of approximately 5 percent to 10 percent of the Company's total assets and may offer Secured Equipment Leases to operators of retirement and medical Properties. The aggregate principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company's total assets.

                         Liquidity and Capital Resources

Common Stock Offerings

    In 1998, the Company registered its Initial Offering of common stock and in connection with the Initial Offering, the Company received subscription proceeds of $9,718,974 (971,898 shares). Following termination of the Initial Offering on September 18, 2000, the Company commenced its 2000 Offering. On May 24, 2002, the Company completed its 2000 Offering from which it received subscription proceeds of $155,000,000 (15,500,000 shares). Immediately following the completion of the 2000 Offering, the Company commenced its 2002 Offering of up to an additional 45,000,000 shares of common stock ($450,000,000). Of the 45,000,000 shares of common stock offered in the 2002 Offering, up to 5,000,000 are available to stockholders purchasing shares through the Company's reinvestment plan.

    On October 4, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 175,000,000 additional shares of common stock ($1,750,000,000) in an offering expected to commence immediately following the completion of the Company's 2002 Offering. Of the 175,000,000 shares of common stock expected to be offered, up to 25,000,000 are expected to be available to stockholders purchasing shares through the reinvestment plan. The Board of Directors expects to submit, for a vote of the stockholders at the 2003 annual meeting, a proposal to increase the number of authorized shares of common stock of the Company from 100,000,000 to 450,000,000. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the 2003 Offering will be limited to 38,000,000 shares.

    From its formation in December 1997 through December 31, 2002, the Company has received an initial $200,000 contribution from the Advisor and subscription proceeds of $442,346,060 (44,234,603 shares), including $1,208,302 (120,830 shares) through the reinvestment plan. The Company believes that the net proceeds received from the 2002 Offering, the 2003 Offering and any additional offerings will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company's shares are listed on a national securities exchange or over-the-counter market. Under the Company's Articles of Incorporation, if the Company does not list by December 31, 2008, it will commence an orderly liquidation of its assets and the distribution of net proceeds to its stockholders. As of December 31, 2002, the Company had used approximately $319,000,000 of net offering proceeds and approximately $45,600,000 of loan proceeds to invest in 37 Properties located in 16 states (see "Property Acquisitions and Investments" below), approximately $32,500,000 to pay acquisition fees and expenses and approximately $400,000 to redeem 44,037 shares of common stock, leaving approximately $40,400,000 available for investment in Properties and Mortgage Loans.

    During the period January 1 through February 19, 2003, the Company received additional offering proceeds of approximately $78,300,000. The Company expects to use any uninvested net offering proceeds, plus any additional net offering proceeds from the 2002 Offering and the 2003 Offering to purchase additional Properties and to a lesser extent, to invest in Mortgage Loans and Secured Equipment Leases. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The Company has obtained permanent financing in connection with certain Properties and has an initial commitment to obtain a two-year, $75 million revolving line of credit that may be amended to allow the line of credit to increase by $50 million. The aggregate amount of any permanent financing is not expected to exceed 30 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

Redemptions

    In October 1998, the Board of Directors elected to implement the Company's redemption plan. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of the 12-month period. During the years ended December 31, 2002, 2001 and 2000, 37,306, 3,415 and 3,316 shares, respectively, were redeemed at $9.20 per share (for a total of $343,212, $31,420 and $30,508, respectively) and retired. No shares were redeemed prior to 2000.

Property Acquisitions and Investments

    At December 31, 2002, the Company owned 37 Properties located in 16 states, including one Property in a pre-construction phase with planned development for a seniors' housing complex. Upon completion of the development, the Company expects to enter into a long-term lease agreement with an operator of the Retirement Facility to operate and manage the Property. The Company, as lessor, has entered into long-term lease agreements relating to the other Properties. The leases are on a triple-net lease basis, meaning the tenants are required to pay all repairs, maintenance, property taxes, utilities and insurance. Generally, the tenants are also required to make capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment and maintain the leasehold in a manner that allows operation for its intended purpose.

    During the year ended December 31, 2002, the Company acquired 22 Properties for an aggregate purchase price of $222.3 million that are subject to operating leases and generally provide for an initial term of 15 years. Substantially all of the operating leases provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. The leases provide for minimum annual base rent, generally payable in monthly installments. The leases provide that the minimum base rent required under the terms of the leases will increase at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, substantially all tenants are subject to contingent rent computed as a percentage of gross sales of the Properties. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. Substantially all of the operating leases contain Cross-Default and Pooling terms. The Properties are operated and managed by ARC, Marriott Senior Living Services, Inc. or Erickson Retirement Communities, LLC. As discussed in the "Major Tenants and Operators" section above, it is expected that when the sale of Marriott Senior Living Services, Inc.'s stock to Sunrise Assisted Living, Inc. is completed, the long-term management agreements in which the Company's tenants have entered into with Marriott Senior Living Services, Inc. will be assumed by Sunrise Assisted Living, Inc. to operate all of the Company's Properties that are currently operated by Marriott Senior Living Services, Inc. There can be no assurance that these transactions will be consummated.

    In conjunction with the purchase of five of the Properties subject to operating leases, Marriott International, Inc. has, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. As of February 19, 2003, the remaining amount available under the limited guarantee was $4,793,922.

    On September 30, 2002, the Company acquired 11 Properties located in seven states through a direct financing transaction with two subsidiaries of Prime Care for $105,250,000 plus closing costs and a working capital advance. The Company, as lessor, entered into 35-year lease agreements that require minimum annual rent of $11,520,600 through December 31, 2003, and 2.5 percent annual increases thereafter. In addition to minimum rent, the leases require additional rent, which is based on a percentage of the tenants' gross revenues. The leases also provide for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. All property purchased with the funds from the FF&E reserve will remain the property of the tenants. The leases contain provisions that allow the lessees to purchase the Properties at the end of the lease terms for the Company's investment amount. The leases also permit the Company to require the lessees to purchase the Properties at the end of the lease terms for the same amount. The leases of the 11 Properties contain Cross-Default and Pooling terms. In addition, an affiliate of the tenants has guaranteed the tenants' obligations to pay minimum rent due under the leases up to a maximum of $2,000,000. As of February 19, 2003, the remaining amount available under the guarantee was $1,691,659. The 11 Properties are operated and managed by Marriott Senior Living Services, Inc.

         In connection with the acquisition of seven Properties, the Company obtained three permanent loans totaling $45.3 million secured by mortgages on the Properties. See "Borrowings" below.

    On May 30, 2002, the Company acquired a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The
Company's original equity investment in the partnership was $300,000. The Company's share in the limited partnership's distributions will be equivalent to its equity interest in the limited partnership. During the year ended December 31, 2002, the Company received $190,922 in distributions from the partnership. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this investment, the Company has severally guaranteed 16.67 percent or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership.

    On August 12, 2002, the Company originated a Mortgage Loan in the principal amount of $1,870,000 secured by a parcel of land owned by a joint venture in which the Company acquired a 99% interest on December 20, 2002. The loan bears interest at 9.35 percent per annum and requires monthly payments of interest only. The loan matures on December 31, 2006. The land, which contains approximately 39.8 acres, is planned to be developed into a seniors' housing complex. The Company had incurred approximately $1,400,000 in pre-development costs as of December 31, 2002.

Borrowings

    In February 2002, the Company assumed a mortgage of $12,974,397 that matures on October 2, 2003, in conjunction with the purchase of a Property located in Oak Park, Illinois. The mortgage bears interest at a floating rate of (i) 350 basis points over the 30-day LIBOR if LIBOR is over 2.6 percent or (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent not to exceed 8 percent. As of December 31, 2002, the interest rate was 5.84 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in escrow, which represents three months of debt service related to the mortgage. In connection with the loan, the Company incurred assumption fees of $16,156 that are being amortized over the remaining term of the loan. The Company anticipates refinancing the loan prior to its maturity date. However, if such financing is not available, the Company expects to have adequate offering proceeds available to repay this debt.

    In connection with the purchase of five Properties, the Company borrowed $23,520,000 in June 2002 in the form of a commercial paper backed loan secured by these five Properties. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed every 30 days upon maturity. The Company has a liquidity facility in place in the event that the re-marketing effort is unsuccessful. The liquidity agent has provided a liquidity facility for up to 102 percent of the outstanding loan balance. Interest is payable monthly with principal due when the commercial paper loan matures on June 6, 2007. The commercial paper loan bears interest at the commercial paper rate as determined by market demand (1.51 percent as of December 31, 2002) plus a margin of 1.23 percent, which is inclusive of liquidity fees and administrative costs. As of December 31, 2002, the commercial paper loan interest rate was 2.74 percent. In connection with the loan, the Company incurred loan fees and closing costs of $539,215 that are being amortized over the term of the loan.

    On August 8, 2002, the Company entered into a commitment for $11,000,000 of permanent financing secured by a mortgage on the Property located in Greenwood Village, Colorado. On August 29, 2002, the Company obtained an advance totaling $9,100,000 with a possible future advance in the amount of $1,900,000 subject to certain operating performance thresholds being achieved by this Property prior to February 27, 2004. The loan bears interest at a variable rate based on 90-day LIBOR plus 3.90 percent per annum, but in no event shall the interest rate be less than 6.50 percent. As of December 31, 2002, the interest rate was 6.50 percent. The loan requires monthly principal and interest payments through August 31, 2007, with all unpaid principal and interest due at that time. In connection with the loan, the Company incurred loan fees and closing costs of $329,933 that are being amortized over the term of the loan.

    As of February 19, 2003, the Company plans to replace its existing $25 million line of credit with a new line of credit. The Company has a commitment to obtain a two-year, $75 million revolving line of credit that may be amended to allow the line of credit to be increased by $50 million. Eleven Properties with an aggregate cost of $115.2 million are expected to be mortgaged to secure the $75 million revolving line of credit. This credit facility will require payment of interest only at LIBOR plus a premium until maturity and has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. The Company may use the revolving line of credit to fund acquisitions, pay fees and fund working capital for general business purposes. Periodically, the Company expects to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. In connection with the new revolving line of credit, the Company has incurred $211,640 in loan fees and costs as of December 31, 2002.

Contractual Obligations and Commitments

         The following table presents the Company's contractual cash obligations and related payment periods as of December 31, 2002:

                                          Less than
   Contractual Cash Obligations            1 Year        2-3 Years        4-5 Years      Thereafter         Total
------------------------------------     -----------    -----------     ------------    ------------    ------------
Mortgages payable                        $12,896,864    $   338,599     $ 32,091,214    $         --    $ 45,326,677
Refundable tenant security
   deposits                                       --             --               --       4,866,973       4,866,973
                                         -----------    -----------     ------------    ------------    ------------
Total Contractual Cash
   Obligations                           $12,896,864    $  338,599      $ 32,091,214    $  4,866,973    $ 50,193,650
                                         ===========    ===========     ============    ============    ============

         The following table presents the Company's commitments, contingencies and guarantees and related expiration periods as of December 31, 2002:

  Commitments, Contingencies and         Less than
            Guarantees                     1 Year        2-3 Years       4-5 Years      Thereafter         Total
-----------------------------------     -------------    -----------    ------------   ------------    -------------
Guarantee of unsecured
   promissory note of
   unconsolidated subsidiary            $          --    $ 2,583,333    $         --   $         --    $   2,583,333
Earnout provisions (1)                             --     11,834,233              --             --       11,834,233
Pending investments (2)                   298,700,000             --              --             --      298,700,000
                                        -------------    -----------    ------------   ------------    -------------
Total Commitments, Contingencies
and Guarantees                          $ 298,700,000    $14,417,566    $         --   $         --    $ 313,117,566
                                        =============    ===========    ============   ============    =============

(1) In connection with the acquisition of five Properties, the Company may be required to make additional payments (the "Earnout Amount") if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the lease will be amended and annual minimum rent will increase accordingly.

(2) See "Pending Investments" section below for a description of Properties for which the Company had commitments to acquire as of December 31, 2002.
Market Risk

    All of the Company's mortgage loans payable at December 31, 2002, were subject to variable interest rates, adjusted monthly or quarterly, as described in the "Borrowings" section above. Therefore, the Company is exposed to market changes in interest rates. To mitigate interest rate risk, the Company can pay down the mortgages with offering proceeds should interest rates rise substantially.

    The Company has mitigated its exposure to variable interest rates on its commercial paper loan by providing fluctuating lease payments under the leases for the Properties securing the loan as a result of changes in periodic interest rates due under the commercial paper loan. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed every 30 days upon maturity. The Company has mitigated its exposure to liquidity risk by obtaining a liquidity facility that guarantees proceeds in the event that the marketing effort is unsuccessful.

    The Company may also be subjected to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially. There were no amounts outstanding on the variable rate line of credit at December 31, 2002.

    Management estimates that a one-percentage point increase in interest rates for the year ended December 31, 2002, would have resulted in additional interest costs of approximately $263,612. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

Pending Investments

    As of February 19, 2003, the Company had commitments to acquire 12 additional Properties located in eight states. The anticipated aggregate purchase price is approximately $298.7 million, and the acquisition of each Property is subject to the fulfillment of certain conditions. The Company plans to assume permanent financing of approximately $20.6 million in connection with the acquisition of two Properties and to secure up to $75 million in a revolving line of credit for the acquisition of nine of these Properties. In addition, the Company anticipates that it will assume obligations of approximately $88.8 million in non-interest bearing bonds payable to certain residents of two of the Properties. In regards to nine of the 12 proposed Properties for which the Company has entered into initial commitments to acquire as of February 19, 2003, it is expected that until the sale of the Marriott Senior Living Services, Inc.'s stock to Sunrise Assisted Living, Inc. is completed, Marriott Senior Living Services, Inc will operate these Properties. It is expected that Sunrise Assisted Living, Inc. or Erickson Retirement Communities, LLC will operate the remaining three proposed Properties. There can be no assurance that these transactions will be consummated.

Cash and Cash Equivalents

    Until Properties are acquired or Mortgage Loans or Secured Equipment Leases are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans or Secured Equipment Leases. At December 31, 2002, the Company had $40,799,871 invested in such short-term investments as compared to $26,721,107 at December 31, 2001. The increase in the amount invested in short-term investments was primarily attributable to subscription proceeds received from the sale of shares during the year ended December 31, 2002, partially offset by the purchase of 33 Properties. The funds remaining at December 31, 2002, along with additional funds expected to be received from the sale of shares, will be used primarily to purchase additional Properties, to make Mortgage Loans or Secured Equipment Leases, to pay offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Notes and Other Receivables

    The Company's notes and other receivables balance increased from $180,163 at December 31, 2001 to $3,192,203 as of December 31, 2002. The increase was primarily due to a $2,000,000 loan to an affiliate of one of the Company's lessees related to the anticipated acquisition of two additional Properties. As of December 31, 2002, the Company had an initial commitment to purchase two additional Properties located in Maryland for approximately $22,600,000. In connection with this anticipated purchase, the Company loaned the seller $2,000,000 to pay off debt at a discounted amount, making the purchase of the Properties economically viable. The note bears interest at 15% per annum and matures March 31, 2003. As security for this note, the seller has pledged a membership interest in its company. Additionally, certain members of the seller's company guaranteed the note.

    Other amounts included in the Company's accounts receivable balance as of December 31, 2002 and 2001, include normal operating receivables such as rent payments due under the Company's long-term lease agreements and other receivables. As of February 19, 2003, management believes the receivable balance as of December 31, 2002 is fully collectible.

Liquidity Requirements

    During the years ended December 31, 2002, 2001 and 2000, the Company generated cash from operating activities (which includes cash received from its tenants and interest, less cash paid for operating expenses) of $16,784,763, $2,173,379 and $1,096,019, respectively. For the years ended December 31, 2002, 2001 and 2000, cash from operating activities includes security deposits of $3,502,987, $810,030 and $553,956, respectively, which were received from the Company's tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its proposed revolving line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, with proceeds from its offerings, advances under its proposed revolving line of credit and permanent financing. Management expects the Company to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

    An FF&E reserve fund has been established in accordance with substantially all of the lease agreements. In accordance with such agreements, the tenants deposit funds into restricted FF&E reserve accounts and periodically use these funds to cover the cost of the replacement, renewal and additions to FF&E. With respect to the Properties subject to operating leases, generally all funds in the FF&E reserve, all interest earned on the funds and all property purchased with funds from the FF&E reserve are and will remain the property of the Company. However, six Properties subject to operating leases include FF&E reserve accounts which will be held by each tenant until the end of the lease term at which time all property purchased with funds from the FF&E reserve accounts will become the property of the Company. The Properties subject to direct financing leases include FF&E reserve accounts that are held by each tenant. All property purchased with funds from the FF&E accounts will remain the property of the tenants. In the event that the FF&E reserve is not sufficient to maintain the Property in good working condition and repair, the Company may make fixed asset expenditures, in which case annual rent will be increased. For the years ended December 31, 2002, 2001 and 2000, revenue relating to the FF&E reserve totaled $153,454, $39,199 and $19,672, respectively. Due to the fact that the Properties are leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. However, management may maintain additional cash required to meet the Company's working capital needs.

    Management believes that its Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

Distributions

    The Company declared and paid distributions to its stockholders totaling $14,379,477, $1,507,322 and $502,078 during the years ended December 31, 2002,
2001 and 2000, respectively. In addition, on January 1, 2003 and February 1, 2003, the Company declared distributions of $0.0589 per share of common stock to stockholders of record as of each respective date. These distributions are payable by March 31, 2003.

    For the years ended December 31, 2002, 2001 and 2000, approximately 65 percent, 65 percent and 54 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 35 percent, 35 percent and 46 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2002, 2001 and 2000, were required to be or have been treated by the Company as return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to make distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Related Party Transactions

    Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

    CNL Securities Corp. receives commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $27,835,104, $4,463,981 and $486,846, respectively, of which $26,341,693, $4,175,827 and $437,940, respectively, was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

    In addition,  CNL Securities Corp. receives a marketing support fee equal to
0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $1,855,674, $297,599 and
$32,456, respectively, the majority of which was or will be reallowed to other broker-dealers.

    CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003, in the amount equal to 0.20 percent of the aggregate investment of stockholders who purchased shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of December 31, 2002, no such fees had been incurred.

    The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of the Company's leases and Mortgage Loans equal to
4.5 percent of the gross proceeds of the offering and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, if there is a Listing, the Company will receive an acquisition fee of 4.5 percent of amounts outstanding on a line of credit, if any, at the time of Listing. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $18,736,538, $2,676,430 and $292,108, respectively, of such fees. These fees are included in other assets prior to being allocated to individual Properties.

    The Company and the Advisor have entered into an Advisory Agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of
0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $770,756, $93,219 and $55,396, respectively, of such fees.

    During the years ended December 31, 2002, 2001 and 2000, affiliates incurred on behalf of the Company $5,613,049, $1,626,405, and $387,704, respectively, for certain offering expenses and due diligence expense reimbursements. In addition, during the years ended December 31, 2002 and 2001, affiliates incurred on behalf of the Company $451,238 and $353,852, respectively, for certain acquisition expenses and $565,013 and $206,211, respectively, for certain operating expenses. As of December 31, 2002 and 2001, the Company owed affiliates $347,786 and $1,772,807, respectively, for such amounts and unpaid fees and administrative expenses. Offering expenses paid by the Company together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Company will not exceed 13 percent of the proceeds raised in connection with the 2002 Offering.

    The Company incurs operating expenses relating to its administration. Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company in any Expense Year exceeds the Expense Cap. During the Expense Years ended June 30, 2001 and June 30, 2000, operating expenses exceeded the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor reimbursed the Company such amounts in accordance with the Advisory Agreement. The Company's operating expenses did not exceed the Expense Cap in any other Expense Years during the years ended December 31, 2002, 2001 and 2000.

    CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the $23,520,000 commercial paper loan described in Note 7 to the Notes to Consolidated Financial Statements of the Company in Item 8. CCM was paid a 2 percent structuring fee ($470,400), which was recorded as deferred loan costs and is being amortized over the term of the loan. In addition, the monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan.

    The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor and certain executive officers of the Company are stockholders. The amounts deposited with this bank were $5,740,852 and $3,000,000 at December 31, 2002 and 2001, respectively.

    On May 30, 2002, the Company acquired a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the year ended December 31, 2002, the Company received $190,922 in distributions from the partnership.

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

Critical Accounting Policies

    The Company's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for as either operating leases or direct financing leases. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

    Acquisition fees and miscellaneous acquisition costs that are directly identifiable with Properties that are probable of being acquired are capitalized and included in other assets. Upon purchase of a Property, the fees and costs directly identifiable with that Property are reclassified to land, building and equipment. In the event a Property is not acquired or no longer is expected to be acquired, costs directly related to the Property will be charged to expense.

                              Results of Operations

Comparison  of the year ended  December 31, 2002 to the year ended  December 31,
2001

    Net earnings for the year ended December 31, 2002 totaled $11,371,856 or $0.52 per share of common stock. This compares to net earnings of $915,965 or $0.38 per share of common stock for the corresponding period in 2001. This increase in net earnings and net earnings per share is the result of the various factors described below.

    As of December 31, 2002 and 2001, the Company owned 37 Properties, including one Property currently under development, and 3 Properties, respectively. The Company has entered into long-term, triple-net lease agreements relating to 36 and 3 of these Properties in 2002 and 2001, respectively. The leases provide for minimum annual base rent generally payable in monthly installments. The leases also require minimum annual base rents to increase at predetermined intervals during the lease term. In addition to annual base rent, substantially all of the leases require the payment of contingent rent computed as a percentage of gross revenues of the Property above specified thresholds.

    For the years ended December 31, 2002 and 2001, the Company earned $16,777,611 and $1,725,018, respectively, in rental income from its Properties under operating leases and earned income from its Properties subject to direct financing leases. The Company also earned $153,454 and $39,199 in FF&E reserve income during the years ended December 31, 2002 and 2001, respectively. The increase in rental and FF&E reserve income was due to the Company owning 36 Properties subject to lease agreements during the year ended December 31, 2002, as compared to three Properties during the year ended December 31, 2001. Because the majority of the Properties were owned for only a portion of 2002 and additional Property acquisitions are expected to occur, results of operations are not expected to be indicative of future periods and rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

    Of the 36 Properties subject to lease agreements, 35 of these Properties are leased to affiliates or wholly owned subsidiaries of ARC, HRA or Prime Care and contributed 95.6 percent of Company's total rental income during the year ended December 31, 2002. Six of these Properties are operated under the ARC brand and 29 Properties are operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. To mitigate credit risk, certain leases are combined into portfolios that contain Cross-Default and Pooling terms. For certain Properties, the Company has also required security deposits, guarantees from the tenant's parent company or additional cash reserve accounts to be held at the tenant level. Although the Company acquires Properties located in various states and regions and carefully screens its tenants in order to reduce risks of default, failure of these lessees, their guarantors or the ARC or Marriott brand chains would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

    During the years ended December 31, 2002 and 2001, the Company also earned $1,913,205 and $135,402, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. Interest income increased during the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to the Company having a larger amount of offering proceeds temporarily invested pending the acquisition of Properties. As net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease. Included in interest income for the year ended December 31, 2002 was approximately $191,200 in interest income related to notes receivable.

    Operating expenses, including interest expense and depreciation and amortization expense, were $7,052,564 and $983,654 for the years ended December 31, 2002 and 2001, respectively (37.4 percent and 51.8 percent, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 2002, as compared to 2001, was the result of the Company owning and overseeing 37 Properties during 2002 compared to the three Properties in 2001. Additionally, interest expense increased from $105,056 for the year ended December 31, 2001 to $1,408,611 for the year ended December 31, 2002, as a result of the Company entering into additional borrowing in 2002.

    Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which total operating expenses paid or incurred by the Company exceed in any four consecutive quarters the Expense Cap. During the four quarters ended June 30, 2001, the Company's operating expenses totaled $439,456, exceeding the Expense Cap by $145,015; therefore the Advisor has reimbursed the Company such amount in accordance with the Advisory Agreement. The Company's operating expenses did not exceed the Expense Cap for any other Expense Years during the years ended December 31, 2002 and 2001.

    The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties and invests in Mortgage Loans. However, general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

    In May 2002, a joint venture in which the Company owned a 76.75 percent equity interest, purchased five Properties. The 23.25 percent minority interest in this joint venture was held by Marriott Senior Living Services, Inc. until December 20, 2002, when the Company purchased the 23.25 percent minority interest. Prior to December 20, 2002, each joint venture partner shared in the costs and benefits of the joint venture in proportion to its percentage equity interest. The minority interest in earnings of the consolidated joint venture was $433,012 for the year ended December 31, 2002.

Comparison  of the year ended  December 31, 2001 to the year ended  December 31,
2000

    As of December 31, 2001 and 2000, the Company owned three and one Properties, respectively, consisting of land, buildings and equipment and had entered into long-term, triple-net lease agreements relating to these Properties. The Property leases provide for minimum annual base rent ranging from approximately $991,000 to $1,350,000, which is generally payable in monthly installments. In addition, the leases provide that the annual base rent required under the terms of the leases will increase at predetermined intervals. In addition to annual base rent, tenants pay contingent rent computed as a percentage of gross sales of the Property. The Company's lease for the Property located in Orlando Park, Illinois (the "Orland Park Property") also required the establishment of an FF&E reserve. The FF&E reserve established for the Orland Park Property has been reported as additional rent for the years ended December 31, 2001 and 2000.

    During the years ended December 31, 2001 and 2000, the Company earned rental income from operating leases and FF&E reserve revenue of $1,764,217 and $981,672, respectively. The increase in rental income and FF&E reserve income was due to the Company owning three Properties during the year ended December 31, 2001, as compared to one Property during the year ended December 31, 2000. In addition, the Orland Park Property was owned for only a portion of 2000, and a full year in 2001.

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

New Accounting Standards

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

    In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.

    In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of December 31, 2002, the Company did not have any entities that would be characterized as variable interest entities under FIN 46.

Other

    The Company has made an election under Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company's net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2002, 2001 and 2000. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

    The Company's current leases are, and it is anticipated that future leases will be, triple-net leases and contain provisions that management believes will mitigate the effect of inflation. Such provisions will include clauses requiring the payment of percentage rent based on certain gross sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in gross sales volumes due to inflation and real estate sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Company's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the Properties and on potential capital appreciation of the Properties.

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

Item 8. Financial Statements and Supplementary Data

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS



                                                                        Page

Report of Independent Certified Public Accountants                       25

Financial Statements:

    Consolidated Balance Sheets                                          26

    Consolidated Statements of Earnings                                  27

    Consolidated Statements of Stockholders' Equity                      28

    Consolidated Statements of Cash Flows                                29-30

    Notes to Consolidated Financial Statements                           31-42

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders
CNL Retirement Properties, Inc.


    In our opinion, the accompanying consolidated balance sheets and related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CNL Retirement Properties, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/S/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
February 19, 2003

                     CNL RETIREMENT PROPERTIES, INC.
                             AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                 2002                         2001
                                                                            ---------------              --------------

                                ASSETS

Investment Properties:
   Accounted for using the operating method, net                           $   272,483,664              $    35,232,568
   Accounted for using the direct financing method                             115,783,256                           --
Cash and cash equivalents                                                       40,799,871                   26,721,107
Restricted cash                                                                  1,684,684                       35,109
Notes and other receivables                                                      3,192,203                      180,163
Investment in unconsolidated subsidiary                                            154,148                           --
Loan costs, less accumulated amortization of $88,650 and $18,981                 1,220,108                       36,936
Accrued rental income                                                            1,472,458                       97,793
Other assets                                                                     4,975,061                    2,143,213
                                                                           ---------------              ---------------
                                                                           $   441,765,453              $    64,446,889
                                                                           ===============              ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                         $ 45,326,677              $            --
    Due to related parties                                                         347,786                    1,772,807
    Accounts payable and accrued expenses                                        1,337,296                      294,839
    Security deposits                                                            4,866,973                    1,363,986
    Rent paid in advance                                                            91,432                      105,215
                                                                           ---------------              ---------------
          Total liabilities                                                     51,970,164                    3,536,847
                                                                           ---------------              ---------------

Minority interest                                                                      265                           --
                                                                           ---------------              ---------------
Commitments and Contingencies (Note 13)


Stockholders' equity:
    Preferred stock, without par value.
       Authorized and unissued 3,000,000 shares
    Excess shares, $.01 par value per share.
       Authorized and unissued 103,000,000 shares
    Common stock, $.01 par value per share.
       Authorized 100,000,000 shares, issued 44,254,603 and 7,141,131 shares, respectively, outstanding 44,210,556 and 7,134,400
       shares, respectively                                                        442,106                       71,344
    Capital in excess of par value                                             393,307,990                   61,786,149
    Accumulated distributions in excess of net earnings                         (3,955,072)                    (947,451)
                                                                           ---------------              ----------------
          Total stockholders' equity                                           389,795,024                   60,910,042
                                                                           ---------------              ----------------
                                                                             $ 441,765,453                 $  64,446,889
                                                                           ===============              ================






          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         Year Ended December 31,
                                                               2002                2001                2000
                                                            ------------        ------------       ------------

Revenues:
    Rental income from operating leases                   $  13,257,739       $   1,725,018      $      962,000
    Earned income from direct financing leases                3,519,872                  --                  --
    Contingent rent                                               7,758                  --                  --
    FF&E reserve income                                         153,454              39,199              19,672
    Interest and other income                                 1,913,205             135,402             103,058
                                                          -------------       -------------      --------------
                                                             18,852,028           1,899,619           1,084,730
                                                          -------------       -------------      --------------

Expenses:
    Interest                                                  1,408,611             105,056             367,374
    General operating and administrative                      1,388,706             395,268             340,086
    Property expenses                                            23,212                  --                  --
    Asset management fees to related party                      770,756              93,219              55,396
    Reimbursement of operating expenses
       from related party                                            --            (145,015)           (213,886)
    Depreciation and amortization                             3,461,279             535,126             310,982
                                                          -------------       -------------      --------------
                                                              7,052,564             983,654             859,952
                                                          -------------       -------------      --------------

 Earnings Before Equity in Earnings of
    Unconsolidated Subsidiary and Minority
    Interest in Earnings of Consolidated
    Joint Ventures                                           11,799,464             915,965             224,778

Equity in Earnings of Unconsolidated
     Subsidiary                                                   5,404                  --                  --

Minority Interest in Earnings of
     Consolidated Joint Ventures                               (433,012)                 --                  --
                                                          -------------       -------------      --------------
Net Earnings                                              $  11,371,856       $     915,965      $      224,778
                                                          =============       =============      ==============
Net Earnings Per Share of Common
    Stock (Basic and Diluted)                             $        0.52       $        0.38      $         0.27
                                                          =============       =============      ==============
Weighted Average Number of Shares of
    Common Stock Outstanding (Basic
    and Diluted)                                             22,034,955           2,391,072             845,833
                                                          =============       =============      ==============

          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000


                                                         Common stock                          Accumulated
                                                    -----------------------   Capital in     distributions in
                                                       Number       Par        excess of      excess of net
                                                     of shares     value       par value         earnings         Total
                                                    -----------  ----------   -------------   ---------------  -------------


Balance at December 31, 1999                            540,028  $    5,400   $   3,365,531   $       (78,794) $   3,292,137

   Subscriptions received for common stock
       through public offerings and reinvestment
       plan                                             625,628       6,256       6,250,054                --      6,256,310
   Subscriptions released from escrow                    23,500         235         234,765                --        235,000
   Retirement of common stock                            (3,316)        (33)        (30,475)               --        (30,508)
   Stock issuance costs                                      --          --      (1,027,216)               --     (1,027,216)
   Adjustment to previously accrued stock
       issuance costs                                        --          --         755,125                --        755,125
   Net earnings                                              --          --              --           224,778        224,778
   Distributions  declared  and paid  ($0.5785 per
       share)                                                --          --              --          (502,078)      (502,078)
                                                    -----------  ----------   -------------   ---------------  -------------
Balance at December 31, 2000                          1,185,840      11,858       9,547,784          (356,094)     9,203,548
   Subscriptions received for common stock
       through  public  offering and  reinvestment
       plan                                           5,951,975      59,520      59,460,231               --      59,519,751
   Retirement of common stock                            (3,415)        (34)        (31,386)              --         (31,420)
   Stock issuance costs                                      --          --      (7,190,480)              --      (7,190,480)
   Net earnings                                              --          --              --          915,965         915,965
   Distributions  declared  and paid  ($0.6996 per
       share)                                                --          --              --       (1,507,322)     (1,507,322)
                                                    -----------  ----------   -------------   ---------------  -------------
Balance at December 31, 2001                          7,134,400      71,344     61,786,149           (947,451)    60,910,042
   Subscriptions received for common stock
       through  public  offering and  reinvestment
       plan                                          37,113,472     371,135     370,763,581               --    371,134,716
   Retirement of common stock                           (37,306)       (373)       (342,839)              --       (343,212)
   Stock issuance costs                                      --          --     (38,898,901)              --    (38,898,901)
   Net earnings                                              --          --              --       11,371,856     11,371,856
   Distributions  declared  and paid  ($0.7002 per
      share)                                                 --          --              --       (14,379,477)   (14,379,477)
                                                    -----------  ----------   -------------   ---------------  -------------
Balance at December 31, 2002                        44,210,566   $  442,106   $ 393,307,990   $    (3,955,072) $ 389,795,024
                                                    ===========  ==========   =============   ===============  =============

          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                   2002               2001               2000
                                                                -----------       -------------      --------------
Increase (decrease) in cash and cash equivalents:
     Operating activities:
       Net earnings                                             $11,371,856         $   915,965         $   224,778
       Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Depreciation                                           3,321,572             523,943             303,184
           Amortization                                             139,707              11,183               7,798
           Changes in operating assets and liabilities:
              Receivables                                          (827,287)           (177,691)             (2,472)
              Accrued rental income                              (1,374,665)            (76,665)            (21,128)
              Other assets                                          (36,107)             (5,737)              1,798
              Interest payable                                      114,801             (11,045)             11,045
              Accounts payable and other accrued expenses           484,199              45,469             (14,173)
              Due to related parties                               (331,794)             34,060              29,885
              Security deposits                                   3,502,987             810,030             553,956
              Rent paid in advance                                  (13,783)            103,867               1,348
              Minority interest in income                           433,277                  --                  --
                                                              -------------      --------------     ---------------
                  Net cash provided by operating activities      16,784,763           2,173,379           1,096,019
                                                              -------------      --------------     ---------------
     Investing activities:
       Additions to land, buildings and equipment on
         operating leases                                      (219,929,327)        (20,269,138)       (13,848,900)
       Investment in direct financing leases                   (109,720,000)                 --                  --
       Purchase of minority interest                             (8,500,000)                 --                  --
       Investment in notes receivable                            (2,000,000)                 --                  --
       Investment in unconsolidated subsidiary                     (350,364)                 --                  --
       Distributions received from unconsolidated                                            --                  --
         subsidiaries                                               190,922
       Payment of acquisition costs                             (16,131,759)         (2,644,534)          (562,491)
       Increase in restricted cash                               (1,649,575)            (17,797)           (17,312)
                                                              -------------      --------------     ---------------
                  Net cash used in investing activities        (358,090,103)        (22,931,469)       (14,428,703)
                                                              -------------      --------------     ---------------
     Financing activities:
       Proceeds from borrowings on mortgages payable             32,620,000                  --                  --
       Principal payments on mortgages payable                     (267,720)                 --                  --
       Payment of loan costs                                     (1,308,758)                 --             (55,917)
       Proceeds from line of credit                                      --                  --           8,100,000
       Repayment of borrowings on line of credit                         --          (3,795,000)         (4,305,000)
       Subscriptions received from stockholders                 371,134,716          59,519,751           6,491,310
       Distributions to stockholders                            (14,379,477)         (1,507,322)           (502,078)
       Retirement of common stock                                  (173,839)            (13,020)            (30,508)
       Payment of stock issuance costs                          (40,231,933)         (6,903,096)           (931,461)
       Contributions by minority interest                         8,500,000                  --                  --
       Distributions to minority interest                          (508,885)                 --                  --
                                                              -------------      --------------     ---------------
                  Net cash provided by financing activities     355,384,104          47,301,313          8,766,346
                                                              -------------      --------------     ---------------

Net increase (decrease) in cash and cash equivalents             14,078,764          26,543,223         (4,566,338)
Cash and cash equivalents at beginning of year                   26,721,107             177,884          4,744,222
                                                              -------------      --------------     ---------------
Cash and cash equivalents at end of year                        $40,799,871        $ 26,721,107         $  177,884
                                                              =============      ==============     ===============

          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                            Year Ended December 31,
                                                                  2002                 2001               2000
                                                              -------------        -------------       ------------
Supplemental schedule of non-cash investing and
  financing activities:

       Amounts incurred by the Company and paid by
        related parties on behalf of the Company
        and its subsidiaries were as follows:
           Acquisition costs                                 $      451,238       $      353,852     $      112,961
           Stock issuance costs                                   5,613,049            1,626,405            387,704
                                                             --------------       --------------     --------------
                                                             $    6,064,287       $    1,980,257     $      500,665
                                                             ==============       ==============     ==============

       Adjustment to previously accrued stock
         issuance costs                                      $           --       $           --     $      755,125
                                                             ==============       ==============     ==============

       Mortgage assumed on property purchase                 $   12,974,397       $           --     $           --
                                                             ==============       ==============     ==============

Supplemental disclosure of cash flow information:

       Cash paid during the year for interest                $    1,293,810       $      116,101     $      356,329
                                                             ==============       ==============     ==============

          See accompanying notes to consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2002, 2001 and 2000

1. Significant Accounting Policies:

Organization and Nature of Business - CNL Retirement Properties, Inc. is a corporation, which was organized pursuant to the laws of the State of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which were organized pursuant to the laws of the State of Delaware in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partners, respectively, of CNL Retirement Partners, LP. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. Properties acquired are generally expected to be held by CNL Retirement Partners, LP or its wholly owned subsidiaries and, as a result, owned by CNL Retirement Properties, Inc. through such entities. Four corporations, which are wholly owned subsidiaries of CNL Retirement Properties, Inc., have been formed to serve as the general partners of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring future properties. The term "Company" includes CNL Retirement Properties, Inc. and its subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement Partners, LP and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

The Company acquires investment properties (the "Property or Properties") related to health care and seniors' housing facilities located across the United States. The Properties may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, and medical office buildings and walk-in clinics. The Company may provide mortgage financing ("Mortgage Loans") in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets and may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of retirement and medical Properties. The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CNL Retirement Properties, Inc., each of its wholly owned subsidiaries and an entity in which the Company owns a 99% controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation. Interests of unaffiliated third parties are reflected as minority interest for less than 100 percent owned and majority controlled entities.

Investment in Unconsolidated Subsidiary - The Company owns a 10 percent interest in a limited partnership that owns an office building located in Orlando, Florida, in which Advisor and its affiliates lease office space. The Company's investment in the partnership is accounted for using the equity method as the Company has significant influence.

Investment Properties and Lease Accounting - Properties are leased on a long-term, triple-net basis to unrelated third parties, whereby the tenants are generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance and repairs. For the years ended December 31, 2002 and 2001, the Company's tenants paid $1,124,997 and $138,159, respectively, in property taxes on behalf of the Company. The leases are accounted for using either the operating or direct financing method.

         Operating method - Under the operating method, Properties are recorded at cost. Revenue is recognized as rents are earned and depreciation is charged to operations as incurred. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 years and three years to seven years, respectively. Income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the Property is placed in service. Accrued rental income is the aggregate difference between scheduled rental payments that vary during the lease term and minimum rental revenue recognized on a straight-line basis.

         Direct financing method - For leases accounted for as direct financing leases, future minimum lease payments are recorded as a receivable. The difference between the receivable and the estimated residual values less the cost of the Properties has been recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant rate of return. Investments in direct financing leases are presented net of unamortized unearned income.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

1. Significant Accounting Policies - Continued:

When a Property is sold, the related costs and accumulated depreciation, plus any accrued rental income, are removed from the accounts and any gain or loss from sale is reflected in income. Management reviews its Properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost. If an impairment is indicated, an impairment charge is recorded, reducing the Property to fair value.

FF&E Reserve Income - A furniture, fixtures and equipment ("FF&E") reserve has been established in accordance with substantially all of the lease agreements. In accordance with such agreements, the tenants deposit funds into restricted FF&E reserve accounts and periodically use these funds to cover the cost of the replacement, renewal and additions to FF&E. With respect to the Properties subject to operating leases, generally all funds in the FF&E reserve, all interest earned on the funds and all property purchased with funds from the FF&E reserve are and will remain the property of the Company; therefore, the Company recognizes the FF&E reserve payments as income upon receipt. FF&E purchased with FF&E reserve funds that improve or extend the useful lives of the respective Properties are capitalized. All other FF&E costs are reflected in property expenses. Six Properties subject to operating leases include FF&E reserve accounts that will be held by each tenant until the end of the lease term at which time all property purchased with funds from the FF&E reserve accounts will become the property of the Company. The Company has not recognized FF&E reserve income related to these six Properties. The Properties subject to direct financing leases include FF&E reserve accounts that are held by each tenant and all property purchased with funds from the FF&E accounts will remain the property of the tenants. Accordingly, the Company does not recognize FF&E reserve income relating to the direct financing leases. In the event that the FF&E reserve is not sufficient to maintain the Property in good working condition and repair, the Company may make fixed asset expenditures, in which case annual rent will be increased.

Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Cash accounts maintained in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Loan Costs - Loan costs are capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

Income Taxes - The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Accordingly, a provision for federal income taxes is not reported in the accompanying consolidated financial statements.

Earnings Per Share - Basic earnings per share is calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2002, 2001 and 2000, the Company did not have any potentially dilutive common shares.

Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform with the 2002 presentation including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on reported equity or net earnings.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

1. Significant Accounting Policies - Continued:

Use of Estimates - Management has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

New Accounting Standards - In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FASB Statement No. 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement are not expected to have a significant impact on the financial position or results of operations of the Company.

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

In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to January 1, 2003 are not required to be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of December 31, 2002, the Company did not have any entities that would be characterized as variable interest entities under FIN 46.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

2. Public Offerings:

On September 18, 2000, the Company completed its initial offering and commenced a subsequent offering of up to 15,500,000 shares of common stock ($155,000,000) (the "2000 Offering"), which included up to 500,000 shares ($5,000,000) available to stockholders who elected to participate in the Company's reinvestment plan. On May 24, 2002, the Company completed its 2000 Offering pursuant to which it received subscription proceeds of $155,000,000 (15,500,000 shares), including $418,670 (41,867 shares) through the reinvestment plan.

Upon the completion of the 2000 Offering, the Company commenced an offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering"). Of the 45,000,000 shares of common stock offered, up to 5,000,000 are available to stockholders purchasing shares through the Company's reinvestment plan. The price per share and other terms of the 2002 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as for the Company's 2000 Offering. As of December 31, 2002, the Company had received total subscription proceeds from its initial public offering, the 2000 Offering and the 2002 Offering of $442,346,060 (44,234,603 shares), including $1,208,302 (120,830 shares) through the reinvestment plan.

On October 4, 2002, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 175,000,000 additional shares of common stock ($1,750,000,000) in an offering expected to commence immediately following the completion of the Company's 2002 Offering (the "2003 Offering"). Of the 175,000,000 shares of common stock expected to be offered, up to 25,000,000 are expected to be available to stockholders purchasing shares through the reinvestment plan. The Board of Directors expects to submit, for a vote of the stockholders at the 2003 annual meeting, a proposal to increase the number of authorized shares of common stock of the Company from 100,000,000 to 450,000,000. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the 2003 Offering will be limited to 38,000,000 shares.

3. Investment Properties:

Accounted for Using the Operating Method - As of December 31, 2002, the Company owned 25 Properties that are subject to operating leases and a parcel of land in which a seniors' housing facility is being constructed. Properties under operating leases consisted of the following at December 31:

                                                               2002                      2001
                                                         ----------------          ---------------

           Land                                          $     53,311,856          $     4,649,497
           Buildings                                          210,891,405               29,209,418
           Equipment                                           11,023,962                2,200,780
                                                         ----------------          ---------------
                                                              275,227,225               36,059,695
           Less accumulated depreciation                       (4,148,699)                (827,127)
                                                         ----------------          ---------------
                                                              271,078,526               35,232,568
          Construction in progress                              1,405,138                       --
                                                         ----------------          ---------------
                                                            $ 272,483,664             $ 35,232,568
                                                         ================          ===============

Operating leases generally have initial terms of 15 years and provide for minimum and contingent rent. The operating leases generally provide options that allow the lessees to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases.

The leases also require minimum annual rents to increase at predetermined intervals during the lease terms. Increases in lease revenue are recognized on a straight-line basis over the terms of the lease commencing on the date the Property was placed in service. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $1,374,665, $76,665 and $21,128, respectively, of the straight-lining of lease revenues over current contractually due amounts. This amount is included in rental income from operating leases in the accompanying consolidated statements of earnings.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

3. Investment Properties - Continued:

Future minimum lease payments due under the noncancellable operating leases at December 31, 2002 are as follows:

                 2003                                        $ 24,801,231
                 2004                                          25,216,537
                 2005                                          25,642,909
                 2006                                          26,080,656
                 2007                                          27,012,268
                 Thereafter                                   362,025,974
                                                          ---------------
                                                             $490,779,575
                                                          ===============

Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on the leases based on a percentage of the tenants' gross sales. The Company defers recognition of percentage rental income until the thresholds requiring such payments in accordance with the lease terms are met.

Accounted for Using the Direct Financing Method - Eleven Properties located in seven states were purchased in 2002 and are subject to long-term leases that have been classified as direct financing leases. The components of net investment in direct financing leases consisted of the following at December 31, 2002:

  Minimum lease payments receivable                          $ 626,137,430
  Estimated residual values                                    109,720,000
  Less unearned income                                        (620,074,174)
                                                           ---------------

  Net investment in direct financing leases                  $ 115,783,256
                                                           ===============

The direct financing leases have initial terms of 35 years and provide for minimum and contingent rent. The leases contain provisions that allow the lessees to elect to purchase the Properties at the end of the lease terms for the Company's aggregate initial investment amount of $109,720,000 plus adjustments, if any, as defined in the lease agreements. The leases also permit the Company to require the lessees to purchase the Properties at the end of the lease terms for the same amount.

Future minimum lease payments to be received on direct financing leases at December 31, 2002 are as follows:

                 2003                                           $  11,520,600
                 2004                                              11,808,615
                 2005                                              12,103,830
                 2006                                              12,406,426
                 2007                                              12,716,587
                 Thereafter                                       565,581,372
                                                               --------------

                                                                $ 626,137,430
                                                               ==============

The above table does not include any amounts for future rents that may be received on the leases based on a percentage of the tenants' gross sales.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

4. Purchase of Minority Interest:

On December 20, 2002, the Company purchased the 23.25% minority interest held by Marriott Senior Living Services, Inc. in a joint venture in which the Company owned the remaining 76.75% equity interest for $8,500,000. In May 2002, the joint venture purchased five Properties that are operated by Marriott Senior Living Services, Inc. Prior to December 20, 2002, each joint venture partner shared in the costs and benefits of the joint venture in proportion to its percentage equity interest. In conjunction with the purchase of the Properties, Marriott International, Inc. and Marriott Senior Living Services, Inc., with certain limitations, jointly and severally guaranteed the tenant's obligation to pay minimum rent to the joint venture under the leases, as described in Note 12. Subsequent to the Company's purchase of the minority interest, Marriott International, Inc. and Marriott Senior Living Services, Inc. remain liable for the remaining guarantee available to pay the tenant's minimum rent obligation under the leases. The remaining guarantee at December 31, 2002 was $5,039,125.

If the purchase of the minority interest had occurred at the inception of the joint venture, net income would have been $11,804,868 or $0.54 per share of common stock. There would have been no effect on revenues as reported.

5. Notes and Other Receivables:

Notes and other receivables include the following at December 31:

                                                    2002              2001
                                               -------------      ------------
Rental revenues receivable                     $     809,279      $    180,163
Notes receivable                                   2,000,000                --
Other receivables                                    345,424                --
Accrued interest receivable                           37,500                --
                                               -------------      ------------
                                               $   3,192,203      $    180,163
                                               =============      ============

Notes receivable is comprised of a loan to an affiliate of one of the Company's lessees related to the anticipated acquisition of additional Properties. As of December 31, 2002, the Company had an initial commitment to purchase two additional Properties for approximately $22,600,000 as described in Note 13. In connection with this anticipated purchase, the Company loaned the seller $2,000,000 to pay off debt at a discounted amount making the purchase of the Properties economically viable. The note bears interest at 15 percent per annum and matures March 31, 2003. As security for this note, the seller has pledged a membership interest in its company. Additionally, certain members of the seller's company guarantee the note.

As of February 19, 2003, the rental revenues and other receivables as of December 31, 2002, had been fully collected.

6. Other Assets:

Other assets as of December 31, 2002 and 2001, were $4,975,061 and $2,143,213, respectively, and consisted of miscellaneous prepaid expenses and miscellaneous acquisition costs that will be capitalized to land, buildings and equipment upon the purchase of Properties.

7.       Indebtedness:

In February 2002, the Company assumed a mortgage of $12,974,397 that matures on October 2, 2003, in connection with the purchase of a Property. The mortgage bears interest at a floating rate of (i) 350 basis points over the 30-day LIBOR if LIBOR is over 2.6 percent or (ii) 440 basis points over the 30-day LIBOR if LIBOR is under 2.6 percent not to exceed 8 percent. As of December 31, 2002, the interest rate was 5.84 percent. In accordance with the provisions of the mortgage, the Company has placed $277,821 in escrow, which represents three months of debt service related to the mortgage. This escrow reserve was included in restricted cash at December 31, 2002.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

7. Indebtedness - Continued:

In connection with the purchase of five Properties, the Company borrowed $23,520,000 in June 2002 in the form of a commercial paper backed loan secured by the five Properties. The loan is funded from proceeds received from the sale of 30-day commercial paper. The commercial paper is re-marketed every 30 days upon maturity. The Company has a liquidity facility in place in the event that the re-marketing effort is unsuccessful. The liquidity agent provides a liquidity facility for up to 102 percent of the outstanding loan balance. Interest is payable monthly with principal due when the commercial paper loan matures on June 6, 2007. The commercial paper loan bears interest at the commercial paper rate as determined by market demand (1.51 percent as of December 31, 2002) plus a margin of 1.23 percent, which is inclusive of liquidity fees and administrative costs. As of December 31, 2002, the commercial paper loan interest rate was 2.74 percent.

On August 8, 2002, the Company entered into a commitment for $11,000,000 of permanent financing secured by a mortgage on a Property. On August 29, 2002, the Company obtained an advance totaling $9,100,000 with a possible future advance in the amount of $1,900,000 subject to certain operating performance thresholds being achieved by this Property prior to February 27, 2004. The loan bears interest at a variable rate based on 90-day LIBOR plus 3.90 percent per annum, but in no event shall the interest rate be less than 6.50 percent. As of December 31, 2002, the interest rate was 6.50 percent. The loan requires monthly principal and interest payments through August 31, 2007, with all unpaid principal and interest due at that time.

The following is a schedule of maturities for all long-term borrowings at December 31, 2002:

           2003                                                  $12,896,864
           2004                                                      163,814
           2005                                                      174,785
           2006                                                      186,491
           2007                                                   31,904,723
           Thereafter                                                     --
                                                              --------------
                Total                                            $45,326,677
                                                              ==============
8. Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of the Company's common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of the 12-month period. During the years ended December 31, 2002, 2001 and 2000, 37,306, 3,415 and 3,316 shares, respectively, of common stock were redeemed for $343,212, $31,420 and $30,508, respectively, and retired.

9. Stock Issuance Costs:

The Company has incurred offering expenses, including commissions, marketing support fees, due diligence expense reimbursements, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13 percent of the proceeds raised in connection with the 2002 Offering.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

9. Stock Issuance Costs - Continued:

During the years ended December 31, 2002, 2001 and 2000, the Company incurred $39,050,685, $7,190,480 and $1,027,216, respectively, in offering costs and due diligence expense reimbursements, including $29,690,777, $4,761,580 and $519,302, respectively, in commissions and marketing support fees. All amounts incurred for the years ended December 31, 2002, 2001 and 2000, have been treated as stock issuance costs and charged to stockholders' equity.

10. Distributions:

For the years ended December 31, 2002, 2001 and 2000, approximately 65 percent, 65 percent and 54 percent, respectively, of the distributions paid to stockholders were ordinary income and approximately 35 percent, 35 percent and 46 percent, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2002, 2001 and 2000, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

11. Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. These affiliates receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

CNL Securities Corp. receives commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $27,835,104, $4,463,981 and $486,846, respectively, of which $26,341,693, $4,175,827 and $437,940, respectively, was or will be paid by CNL Securities Corp. as commissions to other broker-dealers.

In addition, CNL Securities Corp. receives a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $1,855,674, $297,599 and $32,456, respectively, the majority of which was or will be reallowed to other broker-dealers.

CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003, in the amount equal to 0.20 percent of the aggregate investment of stockholders who purchased shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of December 31, 2002, no such fees had been incurred.

The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of their leases and Mortgage Loans equal to 4.5 percent of the gross proceeds of the offering and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, if there is a listing, the Company will receive an acquisition fee of 4.5 percent of amounts outstanding on a line of credit, if any, at the time of listing the Company's common stock on a national securities exchange or over-the-counter market. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $18,736,538, $2,676,430 and $292,108, respectively, of such fees. These fees are included in other assets prior to being allocated to individual Properties.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the years ended December 31, 2002, 2001 and 2000, the Company incurred $770,756, $93,219 and $55,396, respectively, of such fees.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

11. Related Party Arrangements - Continued:

The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). During the Expense Years ended June 30, 2001 and June 30, 2000, operating expenses exceeded the Expense Cap by $145,015 and $213,886, respectively; therefore, the Advisor reimbursed the Company such amounts in accordance with the advisory agreement. The Company's operating expenses did not exceed the Expense Cap in any other Expense Years during the years ended December 31, 2002, 2001 and 2000.

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the $23,520,000 commercial paper loan described in Note 7. CCM was paid a 2 percent structuring fee ($470,400), which was recorded as deferred loan costs and is being amortized over the term of the loan. In addition, the monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor and certain executive officers of the Company are stockholders. The amounts deposited with this bank were $5,740,852 and $3,000,000 at December 31, 2002 and 2001, respectively.

On May 30, 2002, the Company acquired a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the year ended December 31, 2002, the Company received $190,922 in distributions from the partnership.

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings). The expenses incurred for these services are classified as follows:

                                                                  Years Ended December 31,
                                                           2002             2001             2000
                                                        ------------     ------------     ------------

               Stock issuance costs                     $  2,941,152     $    769,853     $    117,679
               Land, buildings and equipment on
                    operating leases and other
                    assets                                    25,320           37,053           31,370
               General operating and
                    administrative expenses                  565,013          199,726          197,869
                                                        ------------     ------------     ------------
                                                        $  3,531,485     $  1,006,632     $    346,918
                                                        ============     ============     ============

During the years ended December 31, 2002, 2001 and 2000, affiliates incurred on behalf of the Company $5,613,049, $1,626,405 and $387,704, respectively, for certain offering expenses. In addition, during the years ended December 31, 2002 and 2001, affiliates incurred on behalf of the Company $451,238 and $353,852, respectively, for certain acquisition expenses and $565,013 and $206,211, respectively, for certain operating expenses.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

11. Related Party Arrangements - Continued:

Amounts due to related parties at December 31 are as follows:

                                                                            2002               2001
                                                                        ------------       -------------

                   Due to the Advisor and its affiliates:
                      Expenditures incurred for offering expenses
                           on behalf of the Company                    $       1,366      $    1,328,123
                      Accounting and administrative
                           Services                                           75,944              62,313
                      Acquisition fees and miscellaneous
                           acquisition expenses                              125,366             226,986
                                                                       -------------      --------------
                                                                             202,676           1,617,422
                                                                       -------------      --------------

                   Due to CNL Securities Corp.:
                      Commissions                                            145,110             145,670
                      Marketing support fee and due diligence
                           expense reimbursements                                 --               9,715
                                                                       -------------      --------------
                                                                       $     347,786      $    1,772,807
                                                                       =============      ==============

12. Concentration of Credit Risk:

As of December 31, 2002, the Company owned 25 Properties in various states that are subject to operating leases. The lessees of 24 of these Properties are affiliates or wholly owned subsidiaries of American Retirement Corporation ("ARC") or HRA Management Corporation ("HRA") and contributed 74.8 percent of the Company's total rental income during the year ended December 31, 2002. Six of these Properties are operated under the ARC brand and 18 Properties are operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc.

To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. For certain Properties, the Company has also required security deposits, guarantees from the tenant's parent company or additional cash reserve accounts to be held at the tenant level.

In connection with purchase of five Properties leased to HRA, Marriott International, Inc. and Marriott Senior Living Services, Inc. have, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. As of December 31, 2002, $840,875 of the guarantee had been used to pay rent leaving a remaining guarantee balance of $5,039,125.

As of December 31, 2002, the Company had invested in 11 Properties located in seven states through a direct financing transaction with two affiliates of Prime Care Properties, LLC. The direct financing leases contributed 20.8 percent of the Company's total rental income during the year ended December 31, 2002. The Properties are operated by Marriott Senior Living Services, Inc. An affiliate of the tenants has guaranteed the tenants' obligations to pay minimum rent due under the lease up to a maximum of $2,000,000. As of December 31, 2002, $308,341 of the guarantee had been used to pay rent leaving a remaining guarantee balance of $1,691,659.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

12. Concentration of Credit Risk - Continued:

Although the Company acquires Properties located in various states and regions and carefully screens its tenants in order to reduce risks of default, failure of these lessees, their guarantors or the ARC or Marriott brand chains would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

In a press  release  dated  December 30, 2002,  Sunrise  Assisted  Living,  Inc.
announced it had entered into a definitive agreement with Marriott International, Inc. to acquire all of the outstanding stock of Marriott Senior Living Services, Inc. When the sale of Marriott Senior Living Services, Inc.'s stock to Sunrise Assisted Living, Inc. is completed, it is expected that the long-term management agreements in which the Company's tenants have entered into with Marriott Senior Living Services, Inc. will be assumed by Sunrise Assisted Living, Inc. to operate all of the Company's Properties that are currently operated by Marriott Senior Living Services, Inc. In regards to nine of the 12 proposed Properties for which the Company has entered into initial commitments to acquire as of February 19, 2003, it is expected that until the sale of the Marriott Senior Living Services, Inc.'s stock to Sunrise Assisted Living, Inc. is completed, Marriott Senior Living Services, Inc will operate these Properties. There can be no assurance that these transactions will be consummated.

13. Commitments and Contingencies:

In connection with the acquisition of five Properties, the Company may be required to make additional payments (the "Earnout Amount") if certain earnout provisions are achieved by the earnout date (the "Earnout Date") for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the lease will be amended and annual minimum rent will increase accordingly. During the year ended December 31, 2002, one Property was performing at a level sufficient to satisfy the requirements under the earnout provisions, and the Company funded an additional payment of $1,775,000. The lease was amended to increase the annual minimum rent by $177,500. The remaining Earnout Dates expire over the period August 2004 through April 2005 and the Company has a maximum obligation of $11,834,233 relating to the aggregate Earnout Amounts.

In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company has severally guaranteed 16.67 percent, or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership that matures November 30, 2004. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

As of December 31, 2002, the Company had a commitment to obtain a two-year $75 million revolving line of credit. The $75 million line of credit may be amended to allow the line of credit to be increased by $50 million. Eleven Properties with an aggregate cost of $115.2 million will be mortgaged to secure the revolving line of credit. This facility will require payment of interest only at LIBOR plus a premium until maturity and has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value.

As of December 31, 2002, the Company had commitments to acquire 12 additional Properties located in eight states. The anticipated aggregate purchase price is approximately $298.7 million, and the acquisition of each Property is subject to the fulfillment of certain conditions. The Company plans to assume permanent financing of approximately $20.6 million in connection with the acquisition of two Properties and to draw up to $75 million on a revolving line of credit for the acquisition of nine of these Properties. In addition, the Company anticipates that it will assume obligations of approximately $88.8 million in non-interest bearing bonds payable to certain residents of two of the Properties. Marriott Senior Living Services, Inc. has committed to operate 9 of the these Properties, if acquired.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 2002, 2001 and 2000

14. Selected Quarterly Financial Data:

The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

        2002 Quarter                         First          Second          Third          Fourth           Year
        ------------                         -----          ------          -----          ------           ----

        Revenues                          $1,667,761     $3,305,669      $4,726,716      $9,151,882     $18,852,028
        Net income                           828,604      1,702,338       2,508,526       6,332,388      11,371,856
        Earnings per share:
             Basic and Diluted                  0.09           0.11            0.10            0.22            0.52

        2001 Quarter                         First          Second          Third           Fourth           Year
        ------------                         -----          ------          -----           ------           ----

        Revenues                          $ 356,362        $ 356,336      $ 382,764       $ 804,157      $ 1,899,619
        Net income                           67,348          211,945        171,842         464,830          915,965
        Earnings per share:
            Basic and Diluted                  0.05             0.15           0.09            0.09             0.38

15. Subsequent Events:

During the period January 1, 2003, through February 19, 2003, the Company received subscription proceeds for an additional 7,826,224 shares ($78,262,237) of common stock.

On January 1, 2003 and February 1, 2003, the Company declared distributions totaling $2,604,002 and $2,878,892, respectively, or $.0589 per share of common stock, payable by March 31, 2003, to stockholders of record on January 1, 2003 and February 1, 2003, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    Stuart J. Beebe became an executive officer of the Company on July 15, 2002. Although an Initial Statement of Beneficial Ownership of Securities on Form 3 was not filed on behalf of Mr. Beebe on July 25, 2002, as required by Section 16
(a) of the Exchange Act and the rules regulations adopted thereunder, a Form 3 concerning his appointment as an executive officer of the Company was filed shortly thereafter on August 12, 2002.

    Other information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 11. Executive Compensation

    The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.


Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 13. Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2003.

Item 14. Controls and Procedures

    As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 2002 and 2001

                  Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002 Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

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

                  4.1      Reinvestment   Plan   (Included  as  Exhibit  4.4  to
                           Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

                  10.1 Advisory Agreement, dated as of May 14, 2002, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.1 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

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

                  10.25 Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement - AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit
                           10.25 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

                  10.26 Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

                  10.27 Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as
                           Exhibit 10.27 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

                  10.28 Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as Exhibit 10.28 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

                  10.29 Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.36 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.30 Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.37 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.31 Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as Exhibit 10.38 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.32 Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as Exhibit 10.39 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.33 Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue - Bellevue, Washington. (Included as
                           Exhibit 10.40 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.34 Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois. (Included as
                           Exhibit 10.41 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.35 Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma. (Included as
                           Exhibit 10.42 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.36 Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa - Santa Rosa, California. (Included as
                           Exhibit 10.43 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.37 Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa - Tulsa, Oklahoma. (Included as Exhibit 10.44 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.38 Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings
                           - Atlanta, Georgia. (Included as Exhibit 10.45 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.39 Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood - Lynnwood, Washington. (Included as Exhibit
                           10.46 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.40 Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish - Snohomish, Washington. (Included as
                           Exhibit 10.47 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.41 Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet - Hemet, California. (Included as Exhibit 10.48 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.42 Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth - Plymouth, Massachusetts. (Included as
                           Exhibit 10.49 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.43 Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby - Willoughby, Ohio. (Included as Exhibit 10.50 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.44 Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as
                           Exhibit 10.51 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.45 Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois; Brighton Gardens of Tulsa - Tulsa, Oklahoma; MapleRidge of Hemet - Hemet, California; MapleRidge of Plymouth - Plymouth, Massachusetts;
                           MapleRidge of Willoughby - Willoughby, Ohio and Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.52 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  10.46 Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue - Bellevue, Washington; Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa - Santa Rosa, California; Brighton Gardens of Vinings - Atlanta, Georgia; Hearthside of Lynnwood - Lynnwood, Washington and Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.53 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

                  21.      Subsidiaries of the Registrant (Filed herewith.)

                  99.1 Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  99.2 Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b) The Company filed the following reports during the quarter ended December 31, 2002, on Form 8-K: Form 8-K filed on October 15, 2002 disclosing the acquisition of 12 Properties; Form 8-K filed on November 18, 2002 disclosing the acquisition of one Property.

(d)      Other Financial Information.

         The Company is required to file audited financial information of Prime Care One, LLC and Prime Care Two, LLC (collectively "Prime Care"), as a result of Prime Care leasing more than 20 percent of the Company's total assets for the year ended December 31, 2002. Prime Care is not a public company and its audited financial statements are not available to the Company to include in this filing. The Company will file this financial information under cover of a Form 10-K/A as soon as it is available, but no later than March 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2003.

                                   CNL RETIREMENT PROPERTIES, INC.

                                   By:      JAMES M. SENEFF, JR.
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                            /s/ James M. Seneff, Jr.
                                            ---------------------------
                                            JAMES M. SENEFF, JR.

                                   By:      STUART J. BEEBE
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                            /s/ Stuart J. Beebe
                                            ----------------------------
                                            STUART J. BEEBE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                           Title                                  Date


/s/ James M. Seneff, Jr.                   Chairman of the Board and Chief Executive Officer      February 24, 2003
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)

/s/ Robert A. Bourne                       Vice Chairman of the Board and Treasurer               February 24, 2003
---------------------------
Robert A. Bourne

/s/ Stuart J. Beebe                        Chief Financial Officer                                February 24, 2003
----------------------------
Stuart J. Beebe                            (Principal Financial and Accounting Officer)

/s/ David W. Dunbar                        Independent Director                                   February 24, 2003
---------------------------
David W. Dunbar

/s/ James W. Duncan, Jr.                   Independent Director                                   February 24, 2003
---------------------------
James W. Duncan, Jr.

/s/ Edward A. Moses                        Independent Director                                   February 24, 2003
---------------------------
Edward A. Moses

                         CNL RETIREMENT PROPERTIES, INC.

                                 CERTIFICATIONS

I, James M. Seneff, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of CNL Retirement Properties, Inc. (the "Registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 24, 2003                      By:  /s/ James M. Seneff, Jr.
                                                  --------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                         CNL RETIREMENT PROPERTIES, INC.

                                 CERTIFICATIONS

I, Stuart J. Beebe, certify that:

         1. I have reviewed this annual report on Form 10-K of CNL Retirement Properties, Inc. (the "Registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 24, 2003                      By:  /s/ Stuart J. Beebe
                                                  ----------------------------
                                                  STUART J. BEEBE
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002

    Properties the Company
        has Invested in Under
        Operating Leases:

                                                                                                              Costs Capitalized
                                                                           Initial Costs                  Subsequent to Acquisition

                                                         ---------------------------------------------- ----------------------------
                                                                                                                         Carrying
                                         Encumbrances        Land          Buildings       Equipment    Improvements      Costs
                                        --------------- -------------- --------------- --------------- --------------  ------------
    Brighton Gardens by Marriott:
        Orland Park, Illinois           $           --  $    2,162,388  $   11,533,074  $    1,044,018  $          --   $        --
        Camarillo, California                7,477,879       2,486,381      16,852,469         541,453             --            --
        Towson, Maryland                     5,780,928         989,914      14,375,847         355,731             --            --
        Hoffman Estates, Illinois                   --       1,724,422       5,843,963         512,316             --            --
        Tulsa, Oklahoma                             --       1,538,284       2,987,889         512,425             --            --
        Atlanta, Georgia                            --       1,772,658       5,652,512         446,313             --            --
        Oklahoma City, Oklahoma                     --         784,454       2,701,571         444,105             --            --
        Santa Rosa, California                      --       2,161,222      15,025,466         586,516             --            --
        Bellevue, Washington                        --       2,164,828       8,360,448         502,884             --            --

    MapleRidge by Marriott:
        Laguna Creek, California             3,221,644         811,596       7,571,613         217,689             --            --
        Clayton, Ohio                        3,244,228         813,317       7,656,922         209,314             --            --
        Dartmouth, Massachusetts             3,795,321         920,430       9,028,929         205,663             --            --
        Plymouth, Massachusetts                     --       1,090,254       3,460,628         393,579             --            --
        Cleveland, Ohio                             --       1,090,639       3,886,167         345,981             --            --
        Hemet, California                           --       1,175,581       2,891,964         365,263             --            --

    Pleasant Hills by Marriott:
        Little Rock, Arkansas                       --         523,295      10,457,948         370,052             --            --

    Hearthside by Marriott:
        Lynnwood, Washington                        --       1,529,738       5,175,159         124,291             --            --
        Snohomish, Washington                       --         645,494       8,559,082         109,911             --            --

    Broadway Plaza:
        Arlington, Texas                            --       1,343,538       9,174,538         602,226             --            --

    Homewood Residence:
        Boca Raton, Florida                         --       1,143,571       8,501,806         554,536             --            --
        Coconut Creek, Florida                      --       1,682,701       7,981,073         559,197             --            --
        Brookmont, Tennessee                        --         463,957       8,350,191         631,429             --            --

    Holley Court Terrace:
        Oak Park, Illinois                  12,743,332       2,144,134      16,918,724         447,007             --            --

    Heritage Club:
        Greenwood Village, Colorado          9,063,345       1,964,700      17,943,422         942,063             --            --

    Erickson Retirement Communities:
        Peabody, Massachusetts                      --      18,345,033              --              --             --            --

    Other:
        Vero Beach, Florida                         --       1,839,329              --              --       1,405,138           --
                                        --------------- --------------- --------------- --------------- --------------  ------------
                                        $    45,326,677 $    53,311,858 $   210,891,405 $    11,023,962 $    1,405,138  $         --
                                        =============== =============== =============== =============== ==============  ============


             Gross Amount at Which Carried
                   at Close of Period
---------------------------------------------------------

---------------------------------------------------------
                                                                                 Accumulated         Date of            Date
      Land               Buildings           Equipment           Total           Depreciation      Construction       Acquired
-----------------     ----------------     --------------    ---------------     -------------     -------------     -----------

     $ 2,162,388         $ 11,533,074        $ 1,044,018       $ 14,739,480       $ 1,177,269          1999             4/00
       2,486,381           16,852,469            541,453         19,880,303           312,334          1999             5/02
         989,914           14,375,847            355,731         15,721,492           256,936          1999             5/02
       1,724,422            5,843,963            512,316          8,080,701             9,137          1999            12/02
       1,538,284            2,987,889            512,425          5,038,598             6,163          1999            12/02
       1,772,658            5,652,512            446,313          7,871,483             8,545          1996            12/02
         784,454            2,701,571            444,105          3,930,130             5,458          1999            12/02
       2,161,222           15,025,466            586,516         17,773,204            19,143          2000            12/02
       2,164,828            8,360,448            502,884         11,028,160            11,702          1999            12/02


         811,596            7,571,613            217,689          8,600,898           138,039          1999             5/02
         813,317            7,656,922            209,314          8,679,553           138,031          1999             5/02
         920,430            9,028,929            205,663         10,155,022           159,783          1999             5/02
       1,090,254            3,460,628            393,579          4,944,461             5,948          2000            12/02
       1,090,639            3,886,167            345,981          5,322,787             6,108          1999            12/02
       1,175,581            2,891,964            365,263          4,432,808             5,187          1998            12/02


         523,295           10,457,948            370,052         11,351,295            13,096          1984            12/02


       1,529,738            5,175,159            124,291          6,829,188             6,131          1989            12/02
         645,494            8,559,082            109,911          9,314,487             9,570          1993            12/02


       1,343,538            9,174,538            602,226         11,120,302           361,454          2000            11/01


       1,143,571            8,501,806            554,536         10,199,913           334,064          2000            11/01
       1,682,701            7,981,073            559,197         10,222,971           248,075          2000             2/02
         463,957            8,350,191            631,429          9,445,577            49,825          2000            11/02


       2,144,134           16,918,724            447,007         19,509,865           432,681          1992             2/02


       1,964,700           17,943,422            942,063         20,850,185           434,020          1999             3/02


      18,345,033                   --                 --         18,345,033                --                          10/02


       3,244,467                   --                 --          3,244,467                --                           8/02
----------------     ----------------     --------------    ---------------     -------------
$     54,716,996         $210,891,405        $11,023,962    $   276,632,363     $   4,148,699
================     ================     ==============    ===============     =============


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002

(a) Transactions in real estate and accumulated depreciation during 2000, 2001 and 2002 are summarized as follows:

                                                                                            Accumulated
                                                                       Cost (b) (d)         Depreciation
                                                                       --------------      ---------------

                   Properties the Company has Invested
                      in Under Operating Leases:
                        Balance, December 31, 1999                     $          --       $            --
                        Acquisitions                                      14,721,092                    --
                        Depreciation Expense (c)                                  --               303,184
                                                                       --------------      ---------------

                        Balance, December 31, 2000
                        Acquisitions                                       14,721,092              303,184
                        Depreciation Expense (c)                           21,338,603                   --
                                                                                   --              523,943
                                                                       --------------      ---------------
                        Balance, December 31, 2001                                                 827,127
                        Acquisitions                                       36,059,695                   --
                        Depreciation expense (c)                          240,572,668            3,330,399
                                                                                   --
                                                                       --------------      ---------------
                        Balance, December 31, 2002                     $  276,632,363       $    4,157,526
                                                                       ==============      ===============

(b) As of December 31, 2002, 2001, and 2000, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $276,489,406, $36,059,695 and $14,721,092, respectively. The leases are treated as operating leases for federal income tax purposes.

(c) Depreciation expense is computed for buildings and equipment based upon estimated lives of 40 and 3 to 7 years, respectively.

(d) Acquisition fees and miscellaneous expenses of $27,143,799, $1,941,656 and $872,192 are included in land, buildings and equipment on operating leases at December 31, 2002, 2001 and 2000, respectively.

                                    EXHIBITS

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

4.1 Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.1 Advisory Agreement, dated as of May 14, 2002, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.1 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

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

10.25 Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement - AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.26 Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.27 Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton
         Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as Exhibit 10.27 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.28 Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as Exhibit 10.28 to the Registrant's September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.29 Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.36 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.30 Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.37 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.31 Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as
         Exhibit 10.38 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.32 Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as
         Exhibit 10.39 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.33 Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue - Bellevue, Washington. (Included as Exhibit 10.40 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.34 Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois. (Included as
         Exhibit 10.41 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.35 Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton
         Gardens  of  Oklahoma  City - Oklahoma  City,  Oklahoma.  (Included  as
         Exhibit 10.42 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.36 Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa - Santa Rosa, California. (Included as Exhibit
         10.43 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.37 Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa - Tulsa, Oklahoma. (Included as Exhibit 10.44 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.38 Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings - Atlanta, Georgia. (Included as Exhibit 10.45 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.39 Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood - Lynnwood, Washington. (Included as Exhibit
         10.46 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.40 Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit
         10.47 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.41 Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet - Hemet, California. (Included as Exhibit 10.48 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.42 Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth - Plymouth, Massachusetts. (Included as Exhibit
         10.49 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.43 Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby - Willoughby, Ohio. (Included as Exhibit 10.50 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.44 Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant
         Hills  Retirement  Community  - Little  Rock,  Arkansas.  (Included  as
         Exhibit 10.51 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.45 Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois; Brighton Gardens of Tulsa - Tulsa, Oklahoma; MapleRidge of Hemet - Hemet, California; MapleRidge of Plymouth - Plymouth, Massachusetts; MapleRidge of Willoughby - Willoughby, Ohio and Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.52 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.46 Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue - Bellevue, Washington; Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa - Santa Rosa, California; Brighton Gardens of Vinings - Atlanta, Georgia; Hearthside of Lynnwood - Lynnwood, Washington and Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.53 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

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

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of the subsidiaries of the registrant and the state of incorporation for each:

                 Name of Subsidiary                                       State of Incorporation
------------------------------------------------------             --------------------------------------
------------------------------------------------------             --------------------------------------
CNL Retirement Properties, Inc.                                                  Maryland
CNL Retirement GP Corp.                                                          Delaware
CNL Retirement GP / Holding Corp.                                                Delaware
CNL Retirement GP / Florida Corp.                                                Delaware
CNL Retirement GP / Texas Corp.                                                  Delaware
CNL Retirement GP / Colorado Corp.                                               Delaware
CNL Retirement GP / Illinois Corp.                                               Delaware
CNL Retirement GP / Tennessee Corp.                                              Delaware
CNL Retirement LP Corp.                                                          Delaware
CNL Retirement GP National Corp.                                                 Delaware
CNL Retirement MA1, LP                                                           Delaware
CNL Retirement MA1 GP, LLC                                                       Delaware
CNL Retirement TRS Corp.                                                         Delaware
CNL Retirement PC1, LP                                                           Delaware
CNL Retirement PC1 GP Holding, LLC                                               Delaware
CNL Retirement PC1 GP Naples FL, LLC                                             Delaware
CNL Retirement PC1 GP Venice FL, LLC                                             Delaware
CNL Retirement PC1 GP, LLC                                                       Delaware
CNL Retirement ER1 GP, LLC                                                       Delaware
CNL Retirement MA2, LP                                                           Delaware
CNL Retirement MA2 GP Holding, LLC                                               Delaware
CNL Retirement MA3, LP                                                           Delaware
CNL Retirement MA3 GP Holding, LLC                                               Delaware
CNL Retirement RP-VB1, LLC                                                       Delaware
CNL Retirement Partners, LP                                                      Delaware
CNL Retirement AM / Florida LP                                                   Delaware
CNL Retirement AM / Texas LP                                                     Delaware
CNL Retirement AM / Colorado LP                                                  Delaware
CNL Retirement AM / Illinois LP                                                  Delaware
CNL Retirement AM / Tennessee LP                                                 Delaware
CNL Retirement Clayton OH, LP                                                    Delaware
CNL Retirement Laguna Creek CA, LP                                               Delaware
CNL Retirement Dartmouth MA, LP                                                  Delaware
CNL Retirement Towson MD, LP                                                     Delaware
CNL Retirement Camarillo CA, LP                                                  Delaware
CNL Retirement PC1 Naples FL, LP                                                 Delaware
CNL Retirement PC1 Venice FL, LP                                                 Delaware
CNL Retirement PC1 New Jersey, LP                                                Delaware
CNL Retirement PC1 Friendship Heights MD, LP                                     Delaware
CNL Retirement PC1 North Carolina, LP                                            Delaware
CNL Retirement PC1 Stamford CT, LP                                               Delaware
CNL Retirement PC1 Buckhead GA, LP                                               Delaware
CNL Retirement PC1 Brentwood TN, LP                                              Delaware
CNL Retirement ER1, LP                                                           Delaware
CNL Retirement MA2 Illinois, LP                                                  Delaware
CNL Retirement MA2 Massachusetts, LP                                             Delaware
CNL Retirement MA2 Ohio, LP                                                      Delaware
CNL Retirement MA2 Oklahoma, LP                                                  Delaware

                 Name of Subsidiary                                       State of Incorporation
------------------------------------------------------             --------------------------------------
CNL Retirement MA2 Arkansas, LP                                                  Delaware
CNL Retirement MA2 California, LP                                                Delaware
CNL Retirement MA2 Utah, LP                                                      Delaware
CNL Retirement MA3 California, LP                                                Delaware
CNL Retirement MA3 Georgia, LP                                                   Delaware
CNL Retirement MA3 Kentucky, LP                                                  Delaware
CNL Retirement MA3 Oklahoma, LP                                                  Delaware
CNL Retirement MA3 Pennsylvania, LP                                              Delaware
CNL Retirement MA3 South Carolina, LP                                            Delaware
CNL Retirement MA3 Virginia, LP                                                  Delaware
CNL Retirement MA3 Washington, LP                                                Delaware

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                                  EXHIBIT 99.1

    Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001 and its results of operations for the three year period ended December 31, 2002.


Date: February 24, 2003                        /s/ James M. Seneff, Jr.
                                               ---------------------------------
                                               James M. Seneff, Jr.
                                               Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                                  EXHIBIT 99.2

    Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001 and its results of operations for the three year period ended December 31, 2002.


Date: February 24, 2003                        /s/ Stuart J. Beebe
                                               ---------------------------------
                                               Stuart J. Beebe
                                               Chief Financial Officer