Form 10-K/A
period 2002-12-31
CNL RETIREMENT PROPERTIES INC
filed 2003-03-31
CIK 1055264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended         December 31, 2002
                                         ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------------


                        Commission file number 000-32607

                         CNL RETIREMENT PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                       59-3491443
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


                     Common Stock, $0.01 par value per share
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                      ---------   --------


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Act). Yes   X     No
                                          ---------  ---------

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

The Form 10-K of CNL Retirement Properties, Inc. (the "Company") for the year ended December 31, 2002 is being amended to include in Item 15(d), the audited financial information of Prime Care One, LLC and Prime Care Two, LLC (collectively "Prime Care"), as a result of Prime Care leasing 11 Properties with an aggregate carrying value that represented more than 20 percent of the Company's total assets for the year ended December 31, 2002. This audited financial information was not available to the Company at the time the Company filed its Form 10-K for the year ended December 31, 2002. Item 15(a)3 is being updated to reflect the filing herewith of required certifications as Exhibits
99.1 and 99.2.


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

                  21. Subsidiaries of the Registrant. (Included as Exhibit 21 to the Registrant's December 31, 2002, Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2003, and incorporated herein by reference.)

                  99.1 Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  99.2 Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

     (d) Other Financial Information.

         The following audited financial information of Prime Care One, LLC and Prime Care Two, LLC (collectively "Prime Care"), is filed as part of this report as a result of Prime Care leasing 11 Properties with an aggregate carrying value that represented more than 20 percent of the Company's total assets for the year ended December 31, 2002.

COMBINED FINANCIAL STATEMENTS

Prime Care One, LLC and PC1, LLC

Years Ended December 31, 2002 and 2001 with Report of Independent Auditors

                                    Contents
                                                                                                           Page

Report of Independent Auditors...............................................................................9

Audited Financial Statements

Combined Balance Sheets.....................................................................................10
Combined Statements of Operations...........................................................................11
Combined Statements of Members' Equity (Deficit)............................................................12
Combined Statements of Cash Flows...........................................................................13
Notes to Combined Financial Statements...................................................................14-25

                         Report of Independent Auditors



Board of Managers
Prime Care One, LLC
PC1, LLC
Indianapolis, Indiana

We have audited the combined balance sheets of the Prime Care One, LLC and PC1, LLC as of December 31, 2002 and 2001, and the related combined statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Prime Care One, LLC and PC1, LLC at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                            /s/Ernst & Young LLP

Indianapolis, Indiana
February 28, 2003

                         Prime Care One LLC and PC1, LLC

                             Combined Balance Sheets

                                                                                       December 31
                                                                                2002                   2001
                                                                          ----------------      -----------------

Assets
Current assets:
   Cash and cash equivalents                                                   $    182,973           $    468,304
   Restricted cash                                                                  574,363                      -
   Accounts receivable, less allowance for doubtful accounts
     of $51,847 and $83,998 in 2002 and 2001                                        583,962                416,518
   Current portion of assets limited as to use                                    1,053,334              1,177,639
   Prepaid expenses and other assets                                                253,870                256,134
                                                                           ----------------      -----------------
   Total current assets                                                           2,648,502              2,318,595

Assets limited as to use, net of current portion                                          -                254,161
Property and equipment, net                                                               -             48,388,566
Property and equipment under capital leases, net                                 36,226,479                      -
Other assets:
   Intangible assets, net of accumulated amortization
     of $313,667 in 2002                                                          5,959,647                      -
   Deferred financing costs, net of accumulated amortization
     of $165,690 and $2,860,376 in 2002 and 2001                                  1,299,933                156,337
                                                                           ----------------      -----------------
Total other assets                                                                7,259,580               156,337
                                                                           ----------------      -----------------
Total assets                                                                   $ 46,134,561           $ 51,117,659
                                                                           ================      =================

Liabilities and Members' Equity (Deficit)
Current liabilities:
   Accounts payable and accrued expenses                                       $    935,528           $  5,686,736
   Accrued interest                                                                 361,469              5,503,845
   Deferred interest                                                                603,567                      -
   Notes payable                                                                          -             79,800,000
                                                                           ----------------      -----------------
Total current liabilities                                                         1,900,564             90,990,581

Debt service and shortfall advances loan                                                  -              5,900,000
Capital lease obligations                                                        44,753,256                      -
                                                                           ----------------      -----------------
Total liabilities                                                                46,653,820             96,890,581

Members' Equity (Deficit)
Managing member                                                                         100                    100
Holding company                                                                  11,514,687             10,726,257
Retained earnings (deficit)                                                     (12,034,046)           (56,499,279)
                                                                           ----------------      -----------------
Total members' equity (deficit)                                                    (519,259)           (45,772,922)
                                                                           ----------------      -----------------
Total liabilities and members' equity (deficit)                                $ 46,134,561           $ 51,117,659
                                                                           ================      =================

See accompanying notes

                        Prime Care One, LLC and PC1, LLC

                        Combined Statements of Operations

                                                                                 Years ended December 31
                                                                               2002                  2001
                                                                         --------------         --------------

Operating revenue:
   Net resident service revenue                                             $21,050,963            $20,333,426
   Other operating revenue                                                       97,708                107,231
                                                                         --------------         --------------
Total operating revenue                                                      21,148,671             20,440,657

Operating expenses:
   Health care and resident services                                          5,329,231              4,902,799
   Activities                                                                   342,891                312,627
   Food service                                                               2,527,469              2,519,105
   Housekeeping and laundry                                                     669,816                694,154
   Plant operations and maintenance                                           1,509,606              1,385,811
   General and administrative                                                 5,749,872              5,348,960
   Depreciation                                                               1,881,454              3,034,838
   Amortization                                                                 479,356                603,343
   Interest                                                                   5,498,912              6,863,328
                                                                         --------------         --------------
Total operating expenses                                                     23,988,607             25,664,965
                                                                         --------------         --------------
                                                                             (2,839,936)            (5,224,308)
                                                                         --------------         --------------
Other income (expense):
   Investment income                                                              2,198                 20,989
   Gain on extinguishment of debt                                            51,548,815                      -
   Loss on sale of property                                                  (4,245,844)                     -
                                                                         --------------         --------------
Total other income (expense)                                                 47,305,169                 20,989

Income (Loss) before extraordinary item                                      44,465,233             (5,203,319)
Extraordinary loss on foreclosure of a facility                                       -            (11,937,045)
                                                                         --------------         --------------

Net income (loss)                                                           $44,465,233           $(17,140,364)
                                                                         ==============         ==============


See accompanying notes

                        Prime Care One, LLC and PC1, LLC

                Combined Statements of Members' Equity (Deficit)

                                                  Managing                   Holding         Retained
                                     Number       Member's      Number      Company's        Earnings
                                     of Units      Equity      of Units       Equity         (Deficit)           Total
                                     --------    -----------   ---------   -------------   --------------    --------------

Balances, January 1, 2001                   1          $ 100          99     $10,726,257     $(39,358,915)     $(28,632,558)
Net loss                                    -              -           -               -      (17,140,364)      (17,140,364)
                                     --------    -----------   ---------   -------------   --------------    --------------
Balances, December 31, 2001                 1            100          99      10,726,257      (56,499,279)      (45,772,922)
Contribution of restricted cash             -              -           -         788,430                -           788,430
Net income                                  -              -           -              -        44,465,233        44,465,233
                                     --------    -----------   ---------   --- ----------   --------------   --------------
Balances, December 31, 2002                 1          $ 100          99     $11,514,687     $(12,034,046)     $   (519,259)
                                     ========    ===========   =========   =============   ==============    ==============

See accompanying notes

                         Prime Care One LLC and PC1, LLC

                        Combined Statements of Cash Flows

                                                                               Years ended December 31
                                                                           2002                       2001
                                                                      --------------            --------------

Operating activities
Net income (loss)                                                       $ 44,465,233             $ (17,140,364)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Extraordinary loss on foreclosure of a facility                                 -                11,937,045
   Gain on extinguishment of debt                                        (51,548,815)                        -
   Loss on sale of property                                                4,245,844                         -
   Depreciation                                                            1,881,454                 3,034,838
   Amortization                                                              479,356                   603,343
   Bad debt expense                                                           32,221                    57,773
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (199,665)                  (74,409)
     Restricted cash                                                        (574,363)                        -
     Estimated third-party payor settlements                                       -                    37,809
     Prepaid expenses and other assets                                         2,264                    33,173
     Accounts payable and accrued expenses                                (1,411,049)                  358,327
     Deferred interest                                                       603,567                         -
     Accrued interest                                                        (11,038)                1,860,149
                                                                      --------------            --------------
Net cash provided by (used in) operating activities                       (2,034,991)                  707,684

Investing activities
Purchase of property and equipment, net                                     (238,613)                 (135,141)
Proceeds received from transfer of property                               44,753,256                         -
Change in assets limited as to use                                           378,466                  (885,888)
                                                                      --------------            --------------
Net cash provided by (used in) investing activities                       44,893,105                (1,021,029)

Financing activities
Contribution of restricted cash                                              788,430                         -
Payment of deferred financing costs                                       (1,309,285)                        -
Payment on notes payable                                                 (42,622,594)                        -
Increase in debt service and shortfall advances loan                               -                   473,353
                                                                      --------------            --------------
Net cash provided by (used in) financing activities                      (43,143,449)                  473,353
                                                                      --------------            --------------
Net increase (decrease) in cash and cash equivalents                        (285,331)                  160,008
Cash and cash equivalents beginning of year                                  468,304                   308,296
                                                                      --------------            --------------
Cash and cash equivalents end of year                                   $    182,973             $     468,304
                                                                      ==============            ==============

Supplemental cash flows information
Interest paid                                                           $  4,906,383             $   4,409,129
                                                                      ==============            ==============

See accompanying notes

                        Prime Care One, LLC and PC1, LLC

                     Notes to Combined Financial Statements

                                December 31, 2002

1. Organization

Prime Care One, LLC and PC1, LLC (Company) were organized as limited liability companies in February 1997 under the laws of the State of Indiana and commenced operations in April 1997. The financial statements have been combined since Prime Care One, LLC is owned 99% by PC1, LLC, a special purpose holding company. The remaining 1% is owned by Prime Care Corporation, the managing member. PC1, LLC is owned 47.5% by Prime Care Properties, LLC and 52.5% by an outside investor. All significant intercompany transactions have been eliminated.

The Company owned four senior-living residential facilities (Facilities) known as Brighton Gardens. The Facilities are located in Venice, Florida;
Mountainside, New Jersey; Friendship Heights, Maryland; and Charlotte, North Carolina. Prior to September 4, 2001, the Company also owned a senior-living residential facility in Houston, Texas (Tanglewood). The Facilities offer various combinations of assisted living, specialized care for Alzheimers patients and skilled nursing services. The Facilities are managed by Marriott Senior Living Services, Inc. (MSLS or Operator).

The Company and their owners entered into a Refinancing and Acquisition Agreement on September 30, 2002 with CNL Retirement Properties, Inc. (CNL) that included the refinancing of the notes payable of the Company. The refinancing took the form of a sale-leaseback with a financing-capital lease term from CNL of 35 years, with an option to repurchase the Prime Care One, LLC facilities at the end of the term for a bargain price. (See Note 5).

2. Significant Accounting Policies

Use of Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Prime Care One, LLC and PC1, LLC

2. Significant Accounting Policies (continued)

Restricted Cash

Restricted cash represents the amount contributed per the Refinancing and Acquisition Agreement, which shall serve as a lease guaranty to fund any operating shortfalls related to the properties. The restricted cash shall be held in escrow in an interest bearing account at CNL Bank pursuant to the Deposit Account Pledge Agreement, and at CNL's sole election, used to fund payments of minimum rent, property expenses, and the administration fee.

Assets Limited As to Use

Assets limited as to use are cash and miscellaneous cash equivalents held by CNL Bank under a Cash Management and Pooling Agreement at December 31, 2002. Assets limited as to use at December 31, 2001 were cash and miscellaneous cash equivalents held by a collateral agent under a Collection Account Security and Pledge Agreement. Amounts required to meet current liabilities of the Company have been classified as current assets. The assets limited as to use are carried at fair value. Realized and unrealized gains and losses are reflected in the combined statements of operations.

Property and Equipment

The initial values of property and equipment established in conjunction with the refinancing transaction and the capital lease were recorded at fair value based upon appraisals. Expenditures for property and equipment and items which substantially increase the useful lives of existing assets are capitalized at cost. The Company provides for depreciation using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term and includes amortization on capital leases. The assets are depreciated as follows:

                Furnishings and equipment                             5 years
                Buildings                                            30 years

                        Prime Care One, LLC and PC1, LLC

2. Significant Accounting Policies (continued)

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.

Intangible assets of $6,273,313 established in conjunction with the refinancing transaction consist of the following: systems and procedures (staffing criteria, care plans, outcome tracking, billing procedures, and other related items); assembled workforce; referral networks; and reputational capital (name recognition). The intangible assets are being amortized over a five-year life. Total amortization expense for 2002 was $313,667. Amortization expense is expected to be $1,254,663 per year for 2003-2006 and $940,995 in 2007.

Deferred Financing Costs

Deferred financing costs at December 31, 2002 represent costs associated with the refinancing transaction and are being amortized using the straight-line method over the term of the lease. The deferred financing costs at December 31, 2001, relating to the notes payable of the Company, were fully amortized during 2002. Total amortization expense was $165,690 and $603,343 for 2002 and 2001, respectively.

Net Resident Service Revenue, Accounts Receivable and Estimated Third-Party Payor Settlements

Resident service revenue for assisted living is reported at net realizable amounts from residents for services rendered. The residents of the facilities pay their residency fees on a month-to-month basis. Resident fees for nursing are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered. Services rendered to Medicare program beneficiaries are paid primarily at prospectively determined rates per resident. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Certain services are based on fee schedules.

                        Prime Care One, LLC and PC1, LLC

2. Significant Accounting Policies (continued)

Net Resident Service Revenue, Accounts Receivable and Estimated Third-Party Payor Settlements (continued)

Prior to January 1, 1999, net resident service revenue included retroactive adjustments, which were accrued on an estimated basis in the period the related services were rendered. These amounts were adjusted in future periods as final settlements were determined. The Company was reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports, which are audited by the Medicare fiscal intermediary. The Company recorded changes in estimates and received final settlements related to prior year cost reports, which resulted in an increase in net patient service revenue of approximately $208,000 in 2001. At December 31, 2002, all cost reports for 1998 and prior have been settled with the intermediary.

Revenues from the Medicare and Medicaid programs accounted for approximately 8% of the Company's resident service revenue for 2002 and 2001. Medicare and Medicaid receivables accounted for approximately 42% and 65% of accounts receivable at December 31, 2002 and 2001, respectively.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations and potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretations as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

Income Taxes

Taxes on the Company's income are liabilities of the Company's members. Accordingly, no provision for income taxes has been included in current operations. The Company operates in various states that have differing tax requirements. No provision has been made, as amounts of obligations are not material.

                        Prime Care One, LLC and PC1, LLC

3. Assets Limited As to Use

Assets limited as to use represent cash funds held in accordance with the Cash Management and Pooling Agreement, as follows:

                                                                                   December 31
                                                                            2002                 2001
                                                                     -------------------- --------------------

Collection account                                                     $            -       $    1,177,639
Furniture, fixtures and equipment reserve account                             343,856              254,161
Cash management account                                                       709,478                    -
                                                                     -------------------- --------------------
                                                                            1,053,334            1,431,800
Less current portion                                                       (1,053,334)          (1,177,639)
                                                                     -------------------- --------------------
                                                                       $            -       $      254,161
                                                                     ==================== ====================

Effective September 30, 2002, the Operator collects and deposits all gross revenues (after payment of operating expenses and the base management fee), and deposits the FF&E Reserve Payments, pursuant to the provisions of the Clearing Account Agreement and the Cash Management and Pooling Agreement.

The landlord of the properties has established reserve funds, which will be used for the replacement and renewal of furniture, fixtures and equipment of the properties (FF&E Reserve). Deposits to the FF&E Reserve are made every four weeks as follows: 2% of gross revenues or $350 per bed, whichever is greater, with respect to the period beginning on September 30, 2002 and ending on the last day of the third full fiscal year, 3% of gross revenues for the fourth through the tenth lease years; and 3.5% of gross revenues every lease year thereafter. Funds in the FF&E Reserve relating to the properties are the property of the tenants.

Prior to September 30, 2002, the assets of the Collection account were used to reimburse the Operator of the Facilities and service the senior and subordinated debt incurred by the Company. The Company was in default on paying interest in 2001 and through September 30, 2002.

                        Prime Care One, LLC and PC1, LLC

4. Property and Equipment

The Company's property and equipment under capital leases (at December 31, 2002) and property and equipment owned (at December 31, 2001) are as follows:

                                                                                   December 31
                                                                            2002                  2001
                                                                   ------------------------------------------

Land                                                               $        5,639,202       $        6,903,000
Buildings                                                                  28,874,996               48,356,475
Furnishings and equipment                                                   2,047,127                4,940,502
                                                                   -------------------------------------------
                                                                           36,561,325               60,199,977
Accumulated depreciation                                                     (334,846)             (11,811,411)
                                                                   -------------------------------------------
                                                                   $       36,226,479       $       48,388,566
                                                                   ===========================================

As part of the Refinancing and Acquisition Agreement between the Company, its owners, and CNL on September 30, 2002, the Company transferred all of its properties to separate limited partnerships formed by CNL or its affiliates and CNL acquired all of the rights, title and interest in and to the properties. The transfer of the properties to CNL resulted in a loss in 2002 of $4,245,844.

The Company then entered into a 35-year capital lease with CNL, with an option to repurchase the Prime Care One, LLC facilities at the end of the term for a bargain price. The initial values of property and equipment established in conjunction with the capital lease at September 30, 2002 were recorded based upon appraisals. The appraised amounts were allocated based upon a proportion of the appraised amount to the total lease amount by property.

The Tanglewood facility was sold by the Company's lender in a foreclosure sale on September 4, 2001. As a result, the Company wrote off the carrying value of the property and equipment related to the Tanglewood facility of $12,137,045. The carrying value of the property and equipment less the proceeds received from foreclosure of $200,000 have been reflected as an extraordinary loss on foreclosure of a facility in the 2001 combined statement of operations.

                        Prime Care One, LLC and PC1, LLC

5. Notes Payable and Capital Leases

The Company's notes payable and capital leases consists of the following:

                                                                                      December 31
                                                                               2002                 2001
                                                                       ------------------------------------------

Note payable - Payment of  $32,622,594 in September 2002 accepted as
   payment in full by the lender.                                       $               -     $    69,800,000

Subordinated note payable - Paid in full in September 2002.                             -          10,000,000

Capital lease, payable to CNL Retirement PC1 Venice FL, LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                                6,800,826                   -

Capital  lease,  payable  to CNL  Retirement  PC1  New  Jersey,  LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                               13,966,909                   -

Capital lease,  payable to CNL Retirement PC1 Friendship Heights MD,
   LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                               20,630,446                   -

Capital lease,  payable to CNL Retirement  PC1 North  Carolina,  LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                                3,355,075                   -
                                                                       ------------------------------------------
                                                                        $      44,753,256     $    79,800,000
                                                                       ==========================================

The Company was in default on paying interest and principal on the notes payable at December 31, 2001. The notes payable were classified as current in the accompanying December 31, 2001 financial statements. The unpaid interest had been accrued in the accompanying combined financial statements, but did not include amounts for late fees, which were estimated to be $5,445,700 at December 31, 2001. The notes payable were repaid or partially forgiven by the lender in 2002.

                        Prime Care One, LLC and PC1, LLC

5. Notes Payable and Capital Leases (continued)

The Company and their owners entered into a Refinancing and Acquisition Agreement on September 30, 2002 with CNL Retirement Properties, Inc. (CNL) that included the refinancing of the notes payable of the Company. CNL provided $32,622,594 to Prime Care One, LLC to pay off the existing debt of $69,800,000 plus accrued interest of $435,626 and provided $10,000,000 to PC1, LLC to pay off its existing debt of $10,000,000, including accrued interest of $3,484,167. The former lender accepted the amounts advanced by CNL as payment in full on those debts, including any accrued interest to date. Prime Care One, LLC and Prime Care Two, LLC also jointly borrowed $4,470,000 to pay transfer, title, recording and closing costs of the transactions. The refinancing took the form of a sale-leaseback with a financing-capital lease term from CNL of 35 years, with an option to repurchase the Prime Care One, LLC facilities at the end of the term for a predetermined amount. The lease also permits CNL to require the Company to purchase the properties at the end of the lease term for the same predetermined amount.

At September 30, 2002 and December 31, 2001, PC1, LLC had $7,111,549 and $6,854,285 outstanding under a Debt Service and Shortfall Advances Loan Agreement. The amount included accrued interest of $1,211,549 and $954,285, respectively. No payments were made during 2002 or 2001 on the Debt Service and Shortfall Advances Loan. Amounts due under the Debt Service and Shortfall Advances Loan were subordinate to amounts due by PC1, LLC under the subordinate debt from the Company's primary creditor. As part of the above refinancing transaction, the Debt Service and Shortfall Advances Loan with MSLS, including accrued interest, was extinguished. In addition, MSLS agreed to forgive amounts owed for subordinated management fees of $1,793,618 and other payables that had not been funded as of September 30, 2002 of $1,546,449.

The extinguishment of the notes payables with the lender and the forgiveness of certain liabilities by MSLS has been reflected as a gain on refinancing transaction of $51,548,815 in the 2002 combined statement of operations.

                        Prime Care One, LLC and PC1, LLC

5. Notes Payable and Capital Leases (continued)

The Lease Agreements with CNL are interest only and the minimum annual rent is 10.5% beginning September 30, 2002 and will increase by 2.5% times the prior year's rate beginning January 1, 2004 and each lease year thereafter through the 29th year of the lease. There is a balloon payment of the principal amount of the lease at the end of the lease term. The minimum annual rent consists of the first-tier minimum rent which is 5% of the adjusted lease basis and the second-tier minimum rent which is the difference between the (1) adjusted lease basis multiplied by the adjusted lease rate for the fiscal year and (2) the first-tier minimum rent. In addition to minimum rent, the lease requires additional rent which will be payable based on various predetermined dollar amounts derived from achieving specific percentage occupancy levels beginning January 1, 2004.

The Company has calculated total lease payments over the life of the lease based upon the yearly increases noted above. Interest expense in the accompanying combined statement of operations reflects the average lease payment of 16.15% over the life of the lease. The difference between the average lease payment and the actual lease payment has been recorded as deferred interest in the accompanying combined financial statements.

The lease for the properties contains pooling terms, meaning that net operating profits with respect to all the properties are combined for the purpose of funding rental payments and the furniture, fixtures and equipment reserve account. In addition, the lease contains cross-default terms, meaning that if the tenant of any of the properties defaults on its obligations under the lease, CNL will have the ability to pursue its remedies under the lease with respect to all the properties, regardless of whether the tenant of any such property is in default under the lease.

There are various events which constitute an event of default under the lease agreement including failure to pay first-tier minimum rent, second-tier minimum rent or additional rent when due. However, CNL may not terminate the Lease Agreement for non-payment of second-tier minimum rent or additional rent.

                        Prime Care One, LLC and PC1, LLC

6. Rights of Members

As a limited liability company (LLC), the members are not personally responsible for the obligations of the Company. Prime Care One, LLC has two members: a holding company (PC1, LLC) and a managing member (Prime Care Corporation). The day-to-day management of the Company's business is exclusively vested in four managing directors. The managing member elects three of the managing directors and the limited member of the holding company elects one.

Under the terms of the Company's Operating Agreement, certain actions, as defined in the Operating Agreement, may not be initiated by the Company without unanimous consent of the members. These restrictions include issuing additional membership units, obtaining additional debt, purchasing real property, and filing for bankruptcy.

7. Related Party Transactions

Prior to September 30, 2002, the Company paid an administrative fee to Prime Care Properties, LLC, a limited liability company that is the general member of PC1, LLC and whose members are also shareholders of the Company's managing member. Prime Care Properties, LLC waived the administrative fees for 2002 and 2001.

Under the terms of the Lease Agreement, Prime Care Management, LLC, a limited liability company whose members are also shareholders of the Company's managing member, shall be paid $75,000 per year in aggregate from all leased properties (including properties on Prime Care Two, LLC) as a first-tier administration fee. Prime Care Management, LLC is also entitled to a second-tier administration fee in the amount of 0.5% of gross revenues from the collective leased properties or $250,000 per year, whichever is greater, less the amount of the first-tier administration fee. The second-tier administration fee is subordinate to the payment of minimum rent. Total administration fees paid to Prime Care Management, LLC in 2002 under the Lease Agreement by the Company totaled $22,824.

                        Prime Care One, LLC and PC1, LLC

8. Management Fees

Under the terms of the previous operating agreements for the Facilities, dated April 11, 1997, Marriott Senior Living Services, Inc. (MSLS) operated the Facilities on behalf of the Company. The Company paid the Operator a base fee and a central administrative services (CAS) fee, which are both based on gross revenues. Through April 2002, the base fee was 5% of gross revenues and increased to 5.5% thereafter. The CAS fee was 2% of gross revenues throughout the term of the contract. The Company also paid an incentive fee to the Operator, which is 50% of operating profit for each fiscal year after the Company has received a minimum operating profit amount, as defined in the operating agreement. Management fees for 2002 and 2001 under this agreement were $1,177,486 and $1,110,382, respectively, which consists solely of base and CAS fees.

The Company entered into a new operating agreement with MSLS effective September 30, 2002 with the initial term expiring in twenty years. The term may then be extended at the Operator's election for each of three successive periods, each period consisting of five years.

Under the new operating agreement, base management fees payable to MSLS for the operation of the properties are as follows: 3% of gross revenues through the 2007 fiscal year, 3.5% of gross revenues for the 2008 fiscal year through the 2012 fiscal year, and 4% of gross revenues for the remainder of the lease term. Notwithstanding the foregoing, in the event certain operating profit thresholds are achieved prior to the 2013 lease year, the base management fees will automatically increase to 4% of gross revenues and remain at such level for the remainder of the lease term. MSLS is also entitled to incentive management fees up to 15% of operating profit remaining after payment of minimum annual rent and a tenant administration fee. Rent payments due under the lease are subordinate to the payment of base management fees.

In addition to base management fees, the Operator is paid, as an operating expense, the amount of 2% of gross revenues as a central administrative services
(CAS) fee. The Operator must provide to each of the retirement communities certain central administrative services, which include: marketing and public relations services; human resources program development; information systems support and development; and centralized computer payroll services. Management fees for the period from September 30, 2002 through December 31, 2002 under this new agreement were $241,065, which consists solely of base and CAS fees.

                        Prime Care One, LLC and PC1, LLC

8. Management Fees (continued)

Under the Agreement, management and employees are employees of the Operator. The majority of all costs are paid by the Operator who is then reimbursed by the Company. Consequently, the majority of accounts payable and accrued expenses at December 31, 2002 and 2001 reflect amounts due to the Operator.

In a press  release  dated  December 30, 2002,  Sunrise  Assisted  Living,  Inc.
announced it had entered into a definitive agreement with Marriott International, Inc. to acquire all of the outstanding stock of Marriott Senior Living Services, Inc. (MSLS). Under the terms of the Operating Agreements with MSLS, the Operating Agreements are automatically assumed by Sunrise Assisted Living, Inc. (Sunrise) when the sale of MSLS stock to Sunrise is completed.

COMBINED FINANCIAL STATEMENTS

Prime Care Two, LLC and PC2, LLC

Years Ended December 31, 2002 and 2001 with Report of Independent Auditors




                                    Contents

Report of Independent Auditors...........................................................................27

Audited Financial Statements

Combined Balance Sheets..................................................................................28
Combined Statements of Operations........................................................................29
Combined Statements of Members' Equity (Deficit).........................................................30
Combined Statements of Cash Flows........................................................................31
Notes to Combined Financial Statements................................................................32-42

                         Report of Independent Auditors

Board of Managers
Prime Care Two, LLC
PC2, LLC
Indianapolis, Indiana

We have audited the combined balance sheets of Prime Care Two, LLC and PC2, LLC as of December 31, 2002 and 2001, and the related combined statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Prime Care Two, LLC and PC2, LLC at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Indianapolis, Indiana
February 28, 2003

                        Prime Care Two, LLC and PC2, LLC

                             Combined Balance Sheets

                                                                                   December 31
                                                                           2002                  2001
                                                                      ----------------      ----------------

Assets
Current assets:
    Cash and cash equivalents                                            $    222,243          $    375,769
    Restricted cash                                                         1,117,297                     -
    Accounts receivable, less allowance for doubtful accounts
       of $115,800 and $180,812 in 2002 and 2001                              827,004               426,040
    Current portion of assets limited as to use                               638,575                     -
    Prepaid expenses and other assets                                         272,028               269,394
                                                                      ----------------      ----------------
Total current assets                                                        3,077,147             1,071,203

Assets limited as to use, net of current portion                                    -                31,024
Property and equipment, net                                                         -            68,940,378
Property and equipment under capital leases, net                           55,668,149                     -
Other assets:
    Intangible assets, net of accumulated amortization
       of $328,214 in 2002                                                  6,236,075                     -
    Deferred financing costs, net of accumulated amortization
       of $497,206 and $2,816,524 in 2002 and 2001                          1,072,182               489,492
                                                                      ----------------      ----------------
Total other assets                                                          7,308,257               489,492
                                                                      ----------------      ----------------
Total assets                                                             $ 66,053,553          $ 70,532,097
                                                                      ================      ================

Liabilities and Members' Equity (Deficit)
Current liabilities:
    Accounts payable and accrued expenses                                $    710,193          $  2,890,579
    Accrued interest                                                          524,723             6,202,859
    Deferred interest                                                         876,177                     -
    Notes payable                                                                   -           101,000,000
                                                                      ----------------      ----------------
Total current liabilities                                                   2,111,093           110,093,438

Debt service and shortfall advances loan                                            -             4,000,000
Capital lease obligations                                                  64,966,744                     -
                                                                      ----------------      ----------------
Total liabilities                                                          67,077,837           114,093,438

Members' Equity (Deficit)
Managing member                                                                   100                   100
Holding company                                                            12,708,001            11,746,431
Retained earnings (deficit)                                               (13,732,385)          (55,307,872)
                                                                      ----------------      ----------------
Total members' equity (deficit)                                            (1,024,284)          (43,561,341)
                                                                      ----------------      ----------------
Total liabilities and members' equity (deficit)                          $ 66,053,553          $ 70,532,097
                                                                      ================      ================



See accompanying notes

                        Prime Care Two, LLC and PC2, LLC

                        Combined Statements of Operations

                                                                               Years ended December 31
                                                                              2002                  2001
                                                                        ------------------     ---------------

Operating revenue:
    Net resident service revenue                                              $30,122,341         $27,888,238
    Other operating revenue                                                       122,666             120,478
                                                                        ------------------     ---------------
Total operating revenue                                                        30,245,007          28,008,716


Operating expenses:
    Health care and resident services                                           8,555,086           7,496,096
    Activities                                                                    501,250             468,515
    Food service                                                                3,995,061           3,985,872
    Housekeeping and laundry                                                    1,006,548             878,452
    Plant operations and maintenance                                            2,386,934           2,132,954
    General and administrative                                                  8,943,035           7,873,272
    Depreciation                                                                3,237,264           3,666,576
    Amortization                                                                  825,420             743,014
    Interest                                                                    6,721,909           8,206,865
                                                                        ------------------     ---------------
Total operating expenses                                                       36,172,507          35,451,616
                                                                        ------------------     ---------------
                                                                               (5,927,500)         (7,442,900)
Other income (expense):
    Investment income                                                               1,923               1,036
    Gain on extinguishment of debt                                             51,098,644                   -
    Loss on sale of property                                                   (3,597,580)                  -
                                                                        ------------------     ---------------
Total other income (expense)                                                   47,502,987               1,036
                                                                        ------------------     ---------------

Net income (loss)                                                             $41,575,487         $(7,441,864)
                                                                        ==================     ===============

See accompanying notes

                        Prime Care Two, LLC and PC2, LLC

                Combined Statements of Members' Equity (Deficit)

                                      Number        Managing                   Holding         Retained
                                       of           Member's     Number       Company's        Earnings
                                      Units         Equity      of Units       Equity         (Deficit)           Total
                                     --------    -----------   ---------   -------------   --------------    --------------

Balances, January 1, 2001                   1          $ 100          99     $11,746,431     $(47,866,008)    $(36,119,477)
Net loss                                    -              -           -               -       (7,441,864)      (7,441,864)
                                     --------    -----------   ---------   -------------   --------------    --------------
Balances, December 31, 2001                 1            100          99      11,746,431      (55,307,872)     (43,561,341)
Contribution of restricted cash             -              -           -       1,211,570                -        1,211,570
Distribution to Prime Care
    Properties, LLC                         -              -           -        (250,000)               -         (250,000)
Net income                                  -              -           -               -       41,575,487       41,575,487
                                     --------    -----------   ---------   -------------   --------------    --------------
Balances, December 31, 2002                 1          $ 100          99     $12,708,001     $(13,732,385)    $ (1,024,284)
                                     ========    ===========   =========   =============   ==============    ==============



See accompanying notes

                        Prime Care Two, LLC and PC2, LLC

                        Combined Statements of Cash Flows

                                                                             Years ended December 31
                                                                           2002                   2001
                                                                     ------------------     -----------------

Operating activities
Net income (loss)                                                           $41,575,487          $(7,441,864)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Gain on extinguishment of debt                                          (51,098,644)                   -
    Loss on sale of property                                                  3,597,580                    -
    Depreciation                                                              3,237,264            3,666,576
    Amortization                                                                825,420              743,014
    Bad debt expense                                                            (30,836)              92,641
    Changes in operating assets and liabilities:
       Accounts receivable                                                     (370,128)              59,542
       Restricted cash                                                       (1,117,297)                   -
       Estimated third-party payor settlements                                        -              (15,312)
       Prepaid expenses and other assets                                         (2,634)              34,766
       Accounts payable and accrued expenses                                    168,802             (348,936)
       Deferred interest                                                        876,177                    -
       Accrued interest                                                         448,725            2,550,940
                                                                     ------------------     -----------------
Net cash used in operating activities                                        (1,890,084)            (658,633)

Investing activities
Purchase of property and equipment                                             (126,904)            (139,258)
Proceeds received from transfer of property                                  64,966,744                    -
Change in assets limited as to use                                             (607,551)              30,922
                                                                     ------------------     -----------------
Net cash provided by (used in) investing activities                          64,232,289             (108,336)

Financing activities
Contribution of restricted cash                                               1,211,570                     -
Distribution to Prime Care Properties, LLC                                     (250,000)                    -
Payment of deferred financing costs                                          (1,079,895)                    -
Payment on notes payable                                                    (62,377,406)                    -
Increase in debt service and shortfall advances loan                                  -               359,332
                                                                     ------------------     -----------------
Net cash provided by (used in) financing activities                         (62,495,731)              359,332
                                                                     ------------------     -----------------
Net decrease in cash and cash equivalents                                      (153,526)             (407,637)
Cash and cash equivalents beginning of year                                     375,769               783,406
                                                                     ------------------     -----------------
Cash and cash equivalents end of year                                       $   222,243         $     375,769
                                                                     ==================     =================

Supplemental cash flows information
Interest paid                                                               $(5,397,021)        $   4,794,123
                                                                     ==================     =================

See accompanying notes

                        Prime Care Two, LLC and PC2, LLC

                     Notes to Combined Financial Statements

                                December 31, 2002

1. Organization

Prime Care Two, LLC and PC2, LLC (Company) were organized as limited liability companies in May 1997 under the laws of the State of Indiana and commenced operations during 1997. The financial statements have been combined since Prime Care Two, LLC is owned 99% by PC2, LLC, a special purpose holding company. The remaining 1% is owned by Prime Care 2 Corp., the managing member. PC2, LLC is owned 47.5% by Prime Care Properties, LLC and 52.5% by an outside investor. All significant intercompany transactions have been eliminated.

The Company owned seven senior-living residential facilities (Facilities) known as Brighton Gardens. The Facilities are located in Raleigh, North Carolina; Brentwood, Tennessee; Stamford, Connecticut; Middletown, New Jersey; Buckhead, Georgia; Naples, Florida; and Winston-Salem, North Carolina. The Facilities offer various combinations of assisted living, specialized care for Alzheimers patients and skilled nursing services. The Facilities are managed by Marriott Senior Living Services, Inc. (MSLS or Operator).

The Company and their owners entered into a Refinancing and Acquisition Agreement on September 30, 2002 with CNL Retirement Properties, Inc. (CNL) that included the refinancing of the notes payable of the Company. The refinancing took the form of a sale-leaseback with a financing-capital lease term from CNL of 35 years, with an option to repurchase the Prime Care Two, LLC facilities at the end of the term for a bargain price. (See Note 5).

2. Significant Accounting Policies

Use of Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash

Restricted cash represents the amount contributed per the Refinancing and Acquisition Agreement, which shall serve as a lease guaranty to fund any operating shortfalls related to the properties. The restricted cash shall be held in escrow in an interest bearing account at CNL Bank pursuant to the Deposit Account Pledge Agreement, and at CNL's sole election, used to fund payments of minimum rent, property expenses, and the administration fee.

                        Prime Care Two, LLC and PC2, LLC

2. Significant Accounting Policies (continued)

Assets Limited As to Use

Assets limited as to use are cash and miscellaneous cash equivalents held by CNL Bank under a Cash Management and Pooling Agreement at December 31, 2002. Assets limited as to use at December 31, 2001 were cash and miscellaneous cash equivalents held by a collateral agent under a Collection Account Security and Pledge Agreement. Amounts required to meet current liabilities of the Company have been classified as current assets. The assets limited as to use are carried at fair value. Realized and unrealized gains and losses are reflected in the combined statements of operations.

Property and Equipment

The initial values of property and equipment established in conjunction with the refinancing transaction and the capital lease were recorded at fair value based upon appraisals. Expenditures for property and equipment and items which substantially increase the useful lives of existing assets are capitalized at cost. The Company provides for depreciation using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term and includes amortization on capital leases. The assets are depreciated as follows:

                Furnishings and equipment                             5 years
                Buildings                                            30 years

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.

Intangible assets of $6,564,289 established in conjunction with the refinancing transaction consist of the following: systems and procedures (staffing criteria, care plans, outcome tracking, billing procedures, and other related items); assembled workforce; referral networks; and reputational capital (name recognition). The intangible assets are being amortized over a five-year life. Total amortization expense for 2002 was $328,214. Amortization expense is expected to be $1,312,858 per year for 2003-2006 and $984,643 in 2007.

                        Prime Care Two, LLC and PC2, LLC

2. Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs at December 31, 2002 represent costs associated with the refinancing transaction and are being amortized using the straight-line method over the term of the lease. The deferred financing costs at December 31, 2001, relating to the notes payable of the Company, were fully amortized during 2002. Total amortization expense was $497,206 and $743,014 for 2002 and 2001, respectively.

Net Resident Service Revenue, Accounts Receivable and Estimated Third-Party Payor Settlements

Resident service revenue for assisted living is reported at net realizable amounts from residents for services rendered. The residents of the facilities pay their residency fees on a month-to-month basis. Resident fees for nursing are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered. Effective January 1, 1999, services rendered to Medicare program beneficiaries are paid primarily at prospectively determined rates per resident. These rates vary according to a patient classification system that is based on clinical, diagnostic, and other factors. Certain services are based on fee schedules.

Revenues from the Medicare and Medicaid programs accounted for approximately 7% and 5% of the Company's resident service revenue for 2002 and 2001, respectively. Medicare and Medicaid receivables accounted for approximately 24% and 43% of accounts receivable at December 31, 2002 and 2001, respectively.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations and potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretations as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

                        Prime Care Two, LLC and PC2, LLC

2.  Significant Accounting Policies (continued)

Income Taxes

Taxes on the Company's income are liabilities of the Company's members. Accordingly, no provision for income taxes has been included in current operations. The Company operates in various states that have differing tax requirements. No provision has been made, as amounts of obligations are not material.

3. Assets Limited As to Use

Assets limited as to use represent cash funds held in accordance with the Cash Management and Pooling Agreement, as follows:

                                                                                     December 31
                                                                              2002                 2001
                                                                     -------------------- -------------------

Collection account                                                   $                  - $                 -

Furniture, fixtures and equipment reserve account                                 498,791              31,024
Cash management account                                                           139,784                   -
                                                                     -------------------- -------------------
                                                                                  638,575              31,024
Less current portion                                                             (638,575)                  -
                                                                     -------------------- -------------------
                                                                     $                  - $            31,024
                                                                     ==================== ===================

Effective September 30, 2002, the Operator collects and deposits all gross revenues (after payment of operating expenses and the base management fee), and deposits the FF&E Reserve Payments, pursuant to the provisions of the Clearing Account Agreement and the Cash Management and Pooling Agreement.

The landlord of the properties has established reserve funds, which will be used for the replacement and renewal of furniture, fixtures and equipment of the properties (FF&E Reserve). Deposits to the FF&E Reserve are made every four weeks as follows: 2% of gross revenues or $350 per bed, whichever is greater, with respect to the period beginning on September 30, 2002 and ending on the last day of the third full fiscal year, 3% of gross revenues for the fourth through the tenth lease years; and 3.5% of gross revenues every lease year thereafter. Funds in the FF&E Reserve relating to the properties are the property of the tenants.

                        Prime Care Two, LLC and PC2, LLC

3. Assets Limited As to Use (continued)

Prior to September 30, 2002, the assets of the Collection account were used to reimburse the Operator of the Facilities and service the senior and subordinated debt incurred by the Company. The Company was in default on paying interest in 2001 and through September 30, 2002.

4. Property and Equipment

The Company's property and equipment under capital leases (at December 31, 2002) and property and equipment owned (at December 31, 2001) are as follows:

                                                                            December 31
                                                                     2002                  2001
                                                            -----------------------------------------

Land                                                        $        9,023,760     $        9,311,040
Buildings                                                           44,322,156             67,600,592
Furnishings and equipment                                            2,830,218              7,637,758
                                                            -----------------------------------------
                                                                    56,176,134             84,549,390
Accumulated depreciation                                              (507,985)           (15,609,012)
                                                            -----------------------------------------
                                                            $       55,668,149     $       68,940,378
                                                            =========================================

As part of the Refinancing and Acquisition Agreement between the Company, its owners, and CNL on September 30, 2002, the Company transferred all of its properties to separate limited partnerships formed by CNL or its affiliates and CNL acquired all of the rights, title and interest in and to the properties. The transfer of the properties to CNL resulted in a loss in 2002 of $3,597,580.

The Company then entered into a 35-year capital lease with CNL, with an option to repurchase the Prime Care Two, LLC facilities at the end of the term for a bargain price. The initial values of property and equipment established in conjunction with the capital lease at September 30, 2002 were recorded based upon appraisals. The appraised amounts were allocated based upon a proportion of the appraised amount to the total lease amount by property.

                        Prime Care Two, LLC and PC2, LLC

5. Notes Payable and Capital Leases

The Company's notes payable and capital leases consists of the following:
                                                                                     December 31
                                                                               2002               2001
                                                                       --------------------------------------
Note payable - Payment of  $53,377,406 in September 2002 accepted as
   payment in full by the lender.                                         $             -        $ 92,000,000

Subordinated note payable - Paid in full in September 2002.
                                                                                        -           9,000,000
Capital leases, payable to CNL Retirement PC1 North Carolina, LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                               17,410,116                   -

Capital  lease,  payable to CNL  Retirement  PC1  Brentwood  TN, LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                                6,619,471                   -

Capital  lease,  payable  to CNL  Retirement  PC1  Stamford  CT, LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                               14,145,719                   -

Capital  lease,  payable  to CNL  Retirement  PC1  New  Jersey,  LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                               12,969,455                   -

Capital  lease,  payable  to CNL  Retirement  PC1  Buckhead  GA, LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                                7,979,636                   -

Capital  lease,  payable  to  CNL  Retirement  PC1  Naples  FL,  LP, interest at an initial rate of 10.5%, interest only payable monthly, with a final maturity date of September 30, 2037,
   secured by a lien on property                                                5,842,347                   -
                                                                       ------------------------------------------
                                                                          $    64,966,744        $101,000,000
                                                                       ==========================================

                        Prime Care Two, LLC and PC2, LLC

5. Notes Payable and Capital Leases (continued)

The Company was in default on paying interest and principal on the notes payable at December 31, 2001. The notes payable were classified as current in the accompanying December 31, 2001 combined financial statements. The Company was charged a termination fee of $456,491 in 2001, which has been reflected as additional interest expense in the 2001 combined statement of operations. The unpaid interest had been accrued in the accompanying combined financial statements, but did not include amounts for late fees, which were estimated to be $7,410,900 at December 31, 2001. The notes payable were repaid or partially forgiven by the lender in 2002.

The Company and their owners entered into a Refinancing and Acquisition Agreement on September 30, 2002 with CNL Retirement Properties, Inc. (CNL) that included the refinancing of the notes payable of the Company. CNL provided $53,377,406 to Prime Care Two, LLC to pay off the existing debt of $92,000,000 plus accrued interest of $2,422,580 and provided $9,000,000 to PC2, LLC to pay off its existing debt of $9,000,000, including accrued interest of $2,814,250. The former lender accepted the amounts advanced by CNL as payment in full on those debts, including any accrued interest to date. Prime Care One, LLC and Prime Care Two, LLC also jointly borrowed $4,470,000 to pay transfer, title, recording and closing costs of the transactions. The refinancing took the form of a sale-leaseback with a financing-capital lease term from CNL of 35 years, with an option to repurchase the Prime Care Two, LLC facilities at the end of the term for a predetermined amount. The lease also permits CNL to require the Company to purchase the properties at the end of the lease term for the same predetermined amount.

At September 30, 2002 and December 31, 2001, PC2, LLC had $4,890,023 and $4,681,873 outstanding under a Debt Service and Shortfall Advances Loan
Agreement. The amount included accrued interest of $890,023 and $681,873, respectively. No payments were made during 2002 or 2001 on the Debt Service and Shortfall Advances Loan. Amounts due under the Debt Service and Shortfall Advances Loan were subordinate to amounts due by PC2, LLC under the subordinate debt from the Company's primary creditor. As part of the above refinancing transaction, the Debt Service and Shortfall Advances Loan with MSLS, including accrued interest, was extinguished. In addition, MSLS agreed to forgive amounts owed for subordinated management fees of $1,967,464 and other payables that had not been funded as of September 30, 2002 of $381,733.

                        Prime Care Two, LLC and PC2, LLC

5. Notes Payable and Capital Leases (continued)

The extinguishment of the notes payables with the lender and the forgiveness of certain liabilities by MSLS has been reflected as a gain on refinancing transaction of $51,098,643 in the 2002 combined statement of operations.

The Lease Agreements with CNL are interest only and the minimum annual rent is 10.5% beginning September 30, 2002 and will increase by 2.5% times the prior year's rate beginning January 1, 2004 and each lease year thereafter through the 29th year of the lease. There is a balloon payment of the principal amount of the lease at the end of the lease term. The minimum annual rent consists of the first-tier minimum rent which is 5% of the adjusted lease basis and the second-tier minimum rent which is the difference between the (1) adjusted lease basis multiplied by the adjusted lease rate for the fiscal year and (2) the first-tier minimum rent. In addition to minimum rent, the lease requires additional rent which will be payable based on various predetermined dollar amounts derived from achieving specific percentage occupancy levels beginning January 1, 2004.

The Company has calculated total lease payments over the life of the lease based upon the yearly increases noted above. Interest expense in the accompanying combined statement of operations reflects the average lease payment of 16.15% over the life of the lease. The difference between the average lease payment and the actual lease payment has been recorded as deferred interest in the accompanying combined financial statements.

The lease for the properties contains pooling terms, meaning that net operating profits with respect to all the properties are combined for the purpose of funding rental payments and the furniture, fixtures and equipment reserve account. In addition, the lease contains cross-default terms, meaning that if the tenant of any of the properties defaults on its obligations under the lease, CNL will have the ability to pursue its remedies under the lease with respect to all the properties, regardless of whether the tenant of any such property is in default under the lease.

There are various events which constitute an event of default under the lease agreement including failure to pay first-tier minimum rent, second-tier minimum rent or additional rent when due. However, CNL may not terminate the Lease Agreement for non-payment of second-tier minimum rent or additional rent.

                        Prime Care Two, LLC and PC2, LLC

6. Rights of Members

As a limited liability company (LLC), the members are not personally responsible for the obligations of the Company. Prime Care Two, LLC has two members: a holding company (PC2, LLC) and a managing member (Prime Care 2 Corp.). The day-to-day management of the Company's business is exclusively vested in four managing directors. The managing member elects three of the managing directors and the limited member of the holding company elects one.

Under the terms of the Company's Operating Agreement, certain actions, as defined in the Operating Agreement, may not be initiated by the Company without unanimous consent of the members. These restrictions include issuing additional membership units, obtaining additional debt, purchasing real property, and filing for bankruptcy.

7. Related Party Transactions

Prior to September 30, 2002, the Company paid an administrative fee to Prime Care Properties, LLC, a limited liability company that is the general member of PC2, LLC and whose members are also shareholders of the Company's managing member. Prime Care Properties, LLC was entitled to receive only $57,200 each year commencing on January 1, 2000. Total administrative fees paid to Prime Care Properties, LLC through September 30, 2002 and for all of 2001 were $42,993 and $57,200, respectively.

Under the terms of the Lease Agreement, Prime Care Management, LLC, a limited liability company whose members are also shareholders of the Company's managing member, shall be paid $75,000 per year in aggregate from all leased properties (including properties of Prime Care One, LLC) as a first-tier administration fee. Prime Care Management, LLC is also entitled to a second-tier administration fee in the amount of 0.5% of gross revenues from the collective leased properties or $250,000 per year, whichever is greater, less the amount of the first-tier administration fee. The second-tier administration fee is subordinate to the payment of minimum rent. Total administration fees paid to Prime Care Management, LLC in 2002 under the Lease Agreement by the Company totaled $39,942.

                        Prime Care Two, LLC and PC2, LLC

8. Management Fees

Under the terms of the previous operating agreements for the Facilities, Marriott Senior Living Services operated the Facilities on behalf of the Company. The Company paid the Operator a base fee and a central administrative services (CAS) fee, which are both based on gross revenues. The base fee was 5% of gross revenues and the CAS fee was 2% of gross revenues. The Company also paid an incentive fee to the Operator, which is 25% of operating profit for each fiscal year after the Company has received a minimum operating profit amount, as defined in the operating agreement. Management fees for 2002 and 2001 under this agreement were $1,618,966 and $1,952,380, respectively, which consist solely of base and CAS fees.

The Company entered into a new operating agreement with MSLS effective September 30, 2002 with the initial term expiring in twenty years. The term may then be extended at the Operator's election for each of three successive periods, each period consisting of five years.

Under the new operating agreement, base management fees payable to MSLS for the operation of the properties are as follows: 3% of gross revenues through the 2007 fiscal year, 3.5% of gross revenues for the 2008 fiscal year through the 2012 fiscal year, and 4% of gross revenues for the remainder of the lease term. Notwithstanding the foregoing, in the event certain operating profit thresholds are achieved prior to the 2013 lease year, the base management fees will automatically increase to 4% of gross revenues and remain at such level for the remainder of the lease term. MSLS is also entitled to incentive management fees up to 15% of operating profit remaining after payment of minimum annual rent and a tenant administration fee. Rent payments due under the lease are subordinate to the payment of base management fees.

In addition to base management fees, the Operator is paid, as an operating expense, the amount of 2% of gross revenues as a central administrative services
(CAS) fee. The Operator must provide to each of the retirement communities certain central administrative services, which include: marketing and public relations services; human resources program development; information systems support and development; and centralized computer payroll services. Management fees for the period from September 30, 2002 through December 31, 2002 under this new agreement were $346,097, which consists solely of base and CAS fees.

                        Prime Care Two, LLC and PC2, LLC

8. Management Fees (continued)

Under the Agreement, management and employees are employees of the Operator. The majority of all costs are paid by the Operator who is then reimbursed by the Company. Consequently, the majority of accounts payable and accrued expenses at December 31, 2002 and 2001 reflect amounts due to the Operator.

In a press  release  dated  December 30, 2002,  Sunrise  Assisted  Living,  Inc.
announced it had entered into a definitive agreement with Marriott International, Inc. to acquire all of the outstanding stock of Marriott Senior Living Services, Inc. (MSLS). Under the terms of the Operating Agreements with MSLS, the Operating Agreements are automatically assumed by Sunrise Assisted Living, Inc. (Sunrise) when the sale of MSLS stock to Sunrise is completed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.

                                       CNL RETIREMENT PROPERTIES, INC.

                                       By:  JAMES M. SENEFF, JR.
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                            /s/ James M. Seneff, Jr.
                                            ---------------------------
                                            JAMES M. SENEFF, JR.

                                       By:  STUART J. BEEBE
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                            /s/ Stuart J. Beebe
                                            --------------------------------
                                            STUART J. BEEBE

                        CNL RETIREMENT PROPERTIES, INC.

                                 CERTIFICATIONS

I, James M. Seneff, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K/A of CNL Retirement Properties, Inc. (the "Registrant");

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



Date: March 31, 2003                      By:  /s/ James M. Seneff, Jr.
                                                  --------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                         CNL RETIREMENT PROPERTIES, INC.

                                 CERTIFICATIONS

I, Stuart J. Beebe, certify that:

         1. I have reviewed this annual report on Form 10-K/A of CNL Retirement Properties, Inc. (the "Registrant");

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


Date: March 31, 2003                      By:  /s/ Stuart J. Beebe
                                                  ----------------------------
                                                  STUART J. BEEBE
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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

21       Subsidiaries  of  the  Registrant.  (Included  as  Exhibit  21  to  the
         Registrant's December 31, 2002, Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2003, and incorporated herein by reference.)

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

                                  EXHIBIT 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the "Company") on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001 and its results of operations for the three year period ended December 31, 2002.


Date: March 31, 2003                        /s/ James M. Seneff, Jr.
                                               ---------------------------------
                                               James M. Seneff, Jr.
                                               Chief Executive Officer

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES

                                  EXHIBIT 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the "Company") on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001 and its results of operations for the three year period ended December 31, 2002.


Date: March 31, 2003                        /s/ Stuart J. Beebe
                                               ---------------------------------
                                               Stuart J. Beebe
                                               Chief Financial Officer