Form 10-Q
period 2003-03-31
CNL RETIREMENT PROPERTIES INC
filed 2003-05-15
CIK 1055264

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                   March 31, 2003
                                         ---------------------------------------

                                                         OR

(   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to
                                 -------------------     -------------------

                             Commission file number
                                    000-32607
                         ------------------------------

                         CNL Retirement Properties, Inc.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                59-3491443
     ------------------------------           ------------------------------
       (State of other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)               Identification No.)

        450 South Orange Avenue
           Orlando, Florida                              32801
     -------------------------------          ------------------------------
(Address of principal executive offices)               (Zip Code)

   Registrant's telephone number
   (including area code)                             (407) 650-1000
                                              ------------------------------


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



The number of shares of common stock outstanding as of May 12, 2003, was 70,440,072.

                                    CONTENTS


                          Part I: Financial Information
                                                                                                         Page

   Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets                                                        1

             Condensed Consolidated Statements of Earnings                                                2

             Condensed Consolidated Statements of Stockholders' Equity                                    3

             Condensed Consolidated Statements of Cash Flows                                              4

             Notes to Condensed Consolidated Financial Statements                                         5-15

   Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               16-26

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   26-27

   Item 4.   Controls and Procedures                                                                      27


                           Part II: Other Information

   Item 1.   Legal Proceedings                                                                            28

   Item 2.   Changes in Securities and Use of Proceeds                                                    28

   Item 3.   Defaults Upon Senior Securities                                                              28

   Item 4.   Submission of Matters to a Vote of Security Holders                                          28

   Item 5.   Other Information                                                                            28

   Item 6.   Exhibits and Reports on Form 8-K                                                             28-34

   Signatures                                                                                             35

   Certifications                                                                                         36-37

   Exhibits


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31,                December 31,
                                                                                  2003                      2002
                                                                            -----------------          ----------------
                                ASSETS

Investment properties:
   Accounted for using the operating method, net                                $ 624,613,218             $ 272,483,664
   Accounted for using the direct financing method                                141,919,308               115,783,256
Cash and cash equivalents                                                          24,000,487                40,799,871
Restricted cash                                                                       860,935                 1,684,684
Notes and other receivables                                                         2,946,406                 3,192,203
Investment in unconsolidated subsidiary                                               164,186                   154,148
Loan costs, less accumulated amortization of $262,058 and $88,650                   3,506,295                 1,220,108
Accrued rental income                                                               3,098,977                 1,472,458
Other assets                                                                          257,161                 4,975,061
                                                                           ------------------        ------------------

                                                                                $ 801,366,973            $  441,765,453
                                                                           ==================        ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                           $  91,860,126             $  45,326,677
    Bonds payable                                                                  88,510,695                        --
    Line of credit                                                                 71,370,000                        --
    Due to related parties                                                          5,552,159                   347,786
    Accounts payable and accrued expenses                                           1,143,228                 1,337,296
    Security deposits                                                               5,591,404                 4,866,973
    Rent paid in advance                                                                4,939                    91,432
                                                                           ------------------        ------------------
          Total liabilities                                                       264,032,551                51,970,164
                                                                           ------------------        ------------------

Minority interest                                                                         266                       265
                                                                           ------------------        ------------------

Commitments and contingencies (Note 6)

Stockholders' equity:
    Preferred stock, without par value.
      Authorized and unissued 3,000,000 shares                                             --                        --
    Excess shares, $.01 par value per share.
      Authorized and unissued 103,000,000 shares                                           --                        --
    Common stock, $.01 par value per share.
      Authorized 100,000,000 shares, issued 60,622,064 and 44,254,603 shares, respectively, outstanding 60,555,377 and 44,210,566
      shares, respectively                                                            605,554                   442,106
    Capital in excess of par value                                                540,869,098               393,307,990
    Accumulated distributions in excess of net earnings                            (4,140,496)               (3,955,072)
                                                                           ------------------        ------------------
          Total stockholders' equity                                              537,334,156               389,795,024
                                                                           ------------------        ------------------

                                                                                $ 801,366,973            $  441,765,453
                                                                           ==================        ==================


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                         Quarter
                                                                                     Ended March 31,
                                                                              2003                       2002
                                                                          ------------               ------------

Revenues:
    Rental income from operating leases                                    $ 8,246,652                $ 1,401,373
    Earned income from direct financing leases                               3,508,391                         --
    Contingent rent                                                              8,851                         --
    FF&E reserve income                                                        327,228                      9,335
    Interest and other income                                                  412,834                    257,053
                                                                         -------------              -------------
                                                                            12,503,956                  1,667,761
                                                                         -------------              -------------

Expenses:
    Interest                                                                   581,284                    108,692
    General operating and administrative                                       648,183                    246,839
    Property expenses                                                           11,584                         --
    Asset management fees to related party                                     553,776                     65,228
    Depreciation and amortization                                            2,217,818                    418,398
                                                                         -------------              -------------
                                                                             4,012,645                    839,157
                                                                         -------------              -------------

Earnings Before Equity in Earnings of Unconsolidated                         8,491,311                    828,604
   Subsidiary

Equity in Earnings of Unconsolidated Subsidiary                                 12,285                         --
                                                                         -------------              -------------

Net Earnings                                                               $ 8,503,596                  $ 828,604
                                                                         =============              =============


Net Earnings Per Share of Common
   Stock (Basic and Diluted)                                                  $   0.16                   $   0.09
                                                                         =============              =============

Weighted Average Number of Shares of
   Common Stock Outstanding (Basic and Diluted)                             51,672,439                  9,682,887
                                                                         =============              =============





     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Quarter Ended March 31, 2003 and Year Ended December 31, 2002
                                   (UNAUDITED)

                                                Common stock                                    Accumulated
                                       ------------------------------       Capital in          distributions
                                            Number            Par            excess of          in excess of
                                         of shares           Value           par value          net earnings             Total
                                       --------------    ------------    ----------------     ----------------    ----------------


  Balance at December 31, 2001              7,134,400        $ 71,344       $  61,786,149        $    (947,451)       $ 60,910,042

  Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan         37,113,472         371,135         370,763,581                   --         371,134,716

  Retirement of common stock                  (37,306)           (373)           (342,839)                  --            (343,212)

  Stock issuance costs                             --              --         (38,898,901)                  --         (38,898,901)

  Net earnings                                     --              --                  --           11,371,856          11,371,856

  Distributions declared and paid
    ($0.7002 per share)                            --              --                  --          (14,379,477)        (14,379,477)
                                      ---------------    ------------     ---------------    -----------------    ----------------

  Balance at December 31, 2002             44,210,566         442,106         393,307,990           (3,955,072)        389,795,024

  Subscriptions received for common
    stock through public offering and
    distribution reinvestment plan         16,367,461         163,675         163,510,933                   --         163,674,608

  Retirement of common stock                  (22,650)           (227)           (208,157)                  --            (208,384)

  Stock issuance costs                             --              --         (15,741,668)                  --         (15,741,668)

  Net earnings                                     --              --                  --            8,503,597           8,503,597

  Distributions declared and paid
    ($0.1767 per share)                            --              --                  --           (8,689,021)         (8,689,021)
                                      ---------------    ------------     ---------------    -----------------    ----------------

  Balance at March 31, 2003                60,555,377        $605,554       $ 540,869,098        $  (4,140,496)       $537,334,156
                                      ===============    ============     ===============    =================    ================


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Quarter Ended
                                                                                        March 31,
                                                                               2003                  2002
                                                                          --------------        --------------
Increase (decrease) in cash and cash equivalents:

    Net cash provided by operating activities                                $ 7,351,087           $ 3,082,728
                                                                         ---------------       ---------------

     Investing activities:
       Investment in land, buildings and equipment on
          operating leases                                                  (247,821,284)          (33,047,816)
       Investment in direct financing leases                                  (2,000,000)                   --
       Payment of acquisition costs                                          (12,381,755)           (3,420,767)
       Proceeds from note receivable                                           2,000,000                    --
       Decrease (increase) in restricted cash                                    823,749              (287,290)
                                                                         ---------------       ---------------
            Net cash used in investing activities                           (259,379,290)          (36,755,873)
                                                                         ---------------       ---------------

    Financing activities:
       Proceeds from borrowings on mortgages payable                          26,000,000                    --
       Principal payments on mortgage loans                                     (101,659)              (40,538)
       Payment of loan costs                                                  (2,459,595)              (19,656)
       Proceeds from line of credit                                           71,370,000                    --
       Subscriptions received from stockholders                              163,674,608            53,126,179
       Payment of stock issuance costs                                       (14,373,741)           (6,314,263)
       Distributions to stockholders                                          (8,689,021)           (1,552,344)
       Retirement of common stock                                               (191,773)              (18,400)
                                                                         ---------------       ---------------
            Net cash provided by financing activities                        235,228,819            45,180,978
                                                                         ---------------       ---------------

Net (decrease) increase in cash and cash equivalents                         (16,799,384)           11,507,833

Cash and cash equivalents at beginning of quarter                             40,799,871            26,721,107
                                                                         ---------------       ---------------

Cash and cash equivalents at end of quarter                                 $ 24,000,487          $ 38,228,940
                                                                         ===============       ===============


Supplemental schedule of non-cash
   investing and financing activities:

        Mortgage assumed on property purchased                            $   20,635,108           $12,974,397
                                                                         ===============       ===============

        Bonds assumed on property purchased                                 $ 88,510,695               $    --
                                                                         ===============       ===============


     See accompanying notes to condensed consolidated financial statements.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies:

Organization - CNL Retirement Properties, Inc. is a corporation, which was organized pursuant to the laws of the State of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which were organized pursuant to the laws of the State of Delaware in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partners, respectively, of CNL Retirement Partners, LP. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. Properties acquired are generally expected to be held by CNL Retirement Partners, LP or its wholly owned subsidiaries and, as a result, owned by CNL Retirement Properties, Inc. through such entities. Four corporations, which are wholly owned subsidiaries of CNL Retirement Properties, Inc., have been formed to serve as the general partners of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring future properties. The term "Company" includes CNL Retirement Properties, Inc. and its subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement Partners, LP and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a "REIT").

The Company acquires investment properties (the "Property" or "Properties") related to health care and seniors' housing facilities primarily located across the United States of America. The Properties may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, medical office buildings and walk-in clinics and similar types of healthcare related facilities. The Company may provide mortgage financing ("Mortgage Loans") in the aggregate principal amount of approximately 5 to 10 percent of the Company's total assets and may offer furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of retirement and medical Properties. The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts included in the financial statements as of December 31, 2002, have been derived from audited financial statements as of that date.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2002. The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Bonds Payable - In connection with the acquisition of two continuing care retirement communities ("CCRC") Properties, the Company assumed non-interest bearing lifecare bonds payable to certain residents of the CCRC's. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death. In some instances, the bonds are not refundable until the unit has been successfully remarketed to a new resident. The Company expects to issue new bonds to future residents and the proceeds received from the issuance of the new bonds will be used to retire the existing bonds. As the maturity of these obligations is not determinable, interest is not imputed on these obligations.

New Accounting Standards - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", to expand upon and strengthen

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

1. Summary of Significant Accounting Policies - Continued:

existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain transactions entered into subsequent to January 31, 2003 could require the consolidation of certain tenant operating activities beginning after June 15, 2003. The consolidation of these entities, if required, is not expected to have a significant effect on the Company's financial position nor results of operations.

2. Public Offerings:

From its formation in December 1997 through May 24, 2002, the Company commenced and completed two public offerings of common stock pursuant to which it received subscription proceeds of $164,718,974 (16,471,898 shares) (collectively, the "Prior Offerings"). Immediately following the completion of the second public offering on May 24, 2002, the Company commenced a third public offering of up to 45,000,000 shares of common stock ($450,000,000) (the "2002 Offering"). As of March 31, 2003, the Company had received total subscription proceeds from its Prior Offerings and the 2002 Offering of $606,020,668 (60,602,064 shares), including $1,757,950 (175,795 shares) through the reinvestment plan.

3. Investment Properties:

Accounted for Using the Operating Method - As of March 31, 2003, the Company owned 39 Properties that are subject to operating leases and a parcel of land on which a seniors' housing facility is being constructed. Properties under operating leases consisted of the following at:

                                                            March 31,              December 31,
                                                               2003                    2002
                                                         ---------------          ---------------

          Land                                             $ 126,296,652            $  53,311,856
          Buildings                                          480,154,167              210,891,405
          Equipment                                           22,198,007               11,023,964
                                                         ---------------          ---------------
                                                             628,648,826              275,227,225
          Less accumulated depreciation                       (6,185,149)              (4,148,699)
                                                         ---------------          ---------------
                                                             622,463,677              271,078,526
          Construction in progress                             2,149,541                1,405,138
                                                         ---------------          ---------------
                                                           $ 624,613,218            $ 272,483,664
                                                         ===============          ===============

Operating leases generally have initial terms of 15 years and provide for minimum and contingent rent. The operating leases generally provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases.

The leases also require minimum annual rents to increase at predetermined intervals during the lease terms. Increases in lease revenue are recognized on a straight-line basis over the terms of the leases commencing on the date the Property was placed in service. For the quarters ended March 31, 2003 and 2002, the Company recognized $1,626,519 and $130,153, respectively, of the straight lining of lease revenues over current contractually due amounts. These amounts are included in rental income from operating leases in the accompanying consolidated statements of earnings.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

3. Investment Properties - Continued:

Future minimum lease payments due under noncancellable operating leases at March 31, 2003 are as follows:

                 2003                               $ 36,784,466
                 2004                                 52,196,440
                 2005                                 53,345,076
                 2006                                 54,502,153
                 2007                                 56,206,754
                 Thereafter                          683,627,104
                                                   -------------

                                                   $ 936,661,993
                                                   =============

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

Accounted for Using the Direct Financing Method - As of March 31, 2003, the Company owned 13 Properties that are subject to long-term leases that have been classified as direct financing leases. The components of net investment in direct financing leases consisted of the following at March 31, 2003:

      Minimum lease payments receivable                 $764,361,961
      Estimated residual values                          132,355,108
      Less unearned income                              (754,797,761)
                                                      --------------

      Net investment in direct financing leases         $141,919,308
                                                      ==============

The leases contain escalating rent provisions that when accounted for on a straight-line basis produce increases in the net investment in direct financing leases during the early terms of the leases. The direct financing leases have initial terms of 35 years and provide for minimum and contingent rent. The leases contain provisions that allow the tenants to elect to purchase the Properties at the end of the lease terms for the Company's aggregate initial investment amount of $132,355,108 plus adjustments, if any, as defined in the lease agreements. The leases also permit the Company to require the tenants to purchase the Properties at the end of the lease terms for the same amount.

Future minimum lease payments to be received on direct financing leases at March 31, 2003 are as follows:

                 2003                                   $13,244,956
                 2004                                    14,365,490
                 2005                                    14,724,627
                 2006                                    15,092,743
                 2007                                    15,470,061
                 Thereafter                             691,464,084
                                                     --------------

                                                       $764,361,961
                                                     ==============

The above table does not include any amounts for future rents that may be received on the leases based on a percentage of the tenants' gross sales.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

4. Notes and Other Receivables:

Notes and other receivables included the following at:

                                            March 31,          December 31,
                                               2003                2002
                                         ---------------      ---------------

     Rental revenues receivable             $  2,565,257         $    809,279
     Notes receivable                                 --            2,000,000
     Other receivables                           357,316              345,424
     Accrued interest receivable                  23,833               37,500
                                         ---------------      ---------------

                                            $  2,946,406         $  3,192,203
                                         ===============      ===============

5. Other Assets:

Other assets as of March 31, 2003 and December 31, 2002, were $257,161 and $4,975,061, respectively, and consisted of miscellaneous prepaid expenses and miscellaneous acquisition costs that will be capitalized to land, buildings and equipment upon the purchase of Properties.

6. Indebtedness and Other Contractual Obligations:

Mortgages payable collateralized by Properties consisted of the following at:

                                                                                  March 31, 2003          December 31, 2002
                                                                               ---------------------     ---------------------

      Mortgage payable, bearing interest at a variable rate that ranges from
      30-day LIBOR plus 350 basis points to 8.00 percent (5.74 percent at
      March 31, 2003), with monthly principal and interest payments, maturing
      October 2, 2003                                                               $12,678,926               $12,743,332

      Mortgage payable, bearing interest at 90-day LIBOR plus 390 basis points, with a minimum interest rate of 6.50 percent (6.50 percent at
      March 31, 2003), with monthly principal and interest payments, maturing
      August 31, 2007                                                                 9,026,092                 9,063,345

      Mortgage payable, bearing interest at 186 basis points over the 30-day commercial paper rate (2.63 percent at March 31, 2003), with monthly payments of interest only,
      maturing June 7, 2007                                                          23,520,000                23,520,000

      Mortgage payable, bearing interest at 30-day LIBOR plus 325 basis points, with a minimum interest rate of 5.00 percent (5.00 percent at
      March 31, 2003), with monthly principal and interest payments, maturing
      March 31, 2005                                                                  8,060,000                        --


                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

6. Indebtedness and Other Contractual Obligations - Continued:

                                                                                  March 31, 2003          December 31, 2002
                                                                               ---------------------     ---------------------
      Mortgage payable, bearing interest at 30-day LIBOR plus 325 basis points, with a minimum interest rate of 5.00 percent (5.00 percent at
      March 31, 2003), with monthly principal and interest payments, maturing
      March 31, 2005                                                                  8,740,000                        --


      Mortgage payable, bearing interest at 30-day LIBOR plus 325 basis points, with a minimum interest rate of 5.00 percent (5.00 percent at
      March 31, 2003), with monthly principal and interest payments, maturing
      March 31, 2005                                                                  9,200,000                        --


      Mortgage payable, bearing interest at 7.83 percent, with monthly principal and interest payments, maturing
      October, 2008                                                                  20,635,108                        --
                                                                               ---------------------     ---------------------

                                                                                    $91,860,126               $45,326,677
                                                                               =====================     =====================

The following is a schedule of maturities for all mortgages payable at March 31, 2003:

           2003                                                $  13,860,663
           2004                                                    1,671,080
           2005                                                    1,787,697
           2006                                                    1,912,770
           2007                                                   56,846,476
           Thereafter                                             15,781,440
                                                              --------------
                    Total                                      $  91,860,126
                                                              ==============

The Company has a revolving line of credit (the "Revolving LOC") to fund the acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85 million for a two-year period. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates, depending on the Company's aggregate amount of debt outstanding in relation to the Company's total assets, until maturity and is collateralized by certain Properties with a carrying value of $116,403,137. The Revolving LOC contains provisions that allow the facility to be increased up to $125 million upon the Company pledging additional Properties as collateral. This facility has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. At March 31, 2003, $71,370,000 was outstanding under the Revolving LOC at a weighted average interest rate of 4.48 percent.

On March 28, 2003, in connection with the purchase of two CCRC Properties, the Company assumed approximately $88.5 million in non-interest bearing bonds payable to certain residents of the two Properties. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or a resident's estate upon the resident's death. In some instances, the bonds are not refundable until the unit has been successfully re-marketed to a new resident. The Company expects to issue new bonds to future resident and the proceeds received from the issuance of the new bonds will be used to retire the existing bonds. At March 31, 2003, $88,510,695 was outstanding on the bonds payable.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

6. Indebtedness and Other Contractual Obligations - Continued:

The following table presents the Company's commitments, contingencies and guarantees and related expiration periods as of March 31, 2003:

  Commitments, Contingencies        Less than
        and Guarantees                1 Year          2-3 Years         4-5 Years        Thereafter         Total
-------------------------------    -------------    --------------    -------------    -------------   --------------
Guarantee of unsecured
   promissory note of
   unconsolidated
   subsidiary (1)                        $    --       $ 2,513,333            $  --           $   --    $   2,513,333
Earnout provisions (2)                        --        11,834,233               --               --       11,834,233
                                   -------------    --------------    -------------    -------------   --------------
Total Commitments,
   Contingencies and
   Guarantees                            $    --       $14,347,566            $  --           $   --    $  14,347,566
                                   =============    ==============    =============    =============   ==============

         (1) In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67 percent, or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership that matures November 30, 2004. As of March 31, 2003, the unsecured promissory note had an outstanding balance of $15,080,000. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

         (2) In connection with the acquisition of five Properties, the Company may be required to make additional payments (the "Earnout Amount") if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the respective lease will be amended and annual minimum rent will increase accordingly.

7. Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of such 12-month period. During the quarter ended March 31, 2003 and 2002, 22,650 and 881 shares, respectively of common stock were redeemed for $208,384 and $8,107 ($9.20 per share), respectively, and retired from shares outstanding of common stock.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

8. Stock Issuance Costs:

The Company has incurred offering expenses, including commissions, marketing support fees and due diligence expense reimbursements, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees, and due diligence expense reimbursements will not exceed 13 percent of the proceeds raised in connection with the Company's offerings. During the quarter ended March 31, 2003, the Company incurred $15,741,668 in offering costs, including $13,093,969 in commissions, marketing support fees and due diligence expense reimbursements (see Note 10). These amounts have been treated as stock issuance costs and charged to stockholders' equity.

9. Distributions:

For  the  quarter  ended  March  31,  2003,  approximately  77  percent  of  the distributions paid to stockholders were considered ordinary income and approximately 23 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2003, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2003, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2003.

10. Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent of the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. A certain director and officer of the Company indirectly owns a controlling interest in the parent of the Advisor. These affiliates receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

CNL Securities Corp. receives commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the quarters ended March 31, 2003 and 2002, the Company incurred $12,275,596 and $3,984,463, respectively, of such fees, the majority of which were reallowed to other broker-dealers.

In addition, CNL Securities Corp. is entitled to receive a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the quarters ended March 31, 2003 and 2002, the Company incurred $818,373 and $265,631, respectively, of such fees, the majority of which were reallowed to other broker-dealers.

CNL Securities Corp. will also receive, in connection with one of the Company's Prior Offerings, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003 until such time, if any, as the Company's common stock is listed on a national securities or over-the-counter market in the amount equal to 0.2 percent of the aggregate investment of stockholders who purchased shares in the applicable offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of March 31, 2003, no such fees had been incurred.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

10. Related Party Arrangements - Continued:

The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, the Advisor will receive an acquisition fee equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time of listing of the Company's common stock on a national securities exchange or over-the-counter market. During the quarters ended March 31, 2003 and 2002, the Company incurred $10,354,560 and $2,973,333, respectively, of such fees, including $2,998,580 and $583,848, respectively, of acquisition fees on permanent financing. Such fees are included in other assets prior to being allocated to individual Properties.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the quarters ended March 31, 2003 and 2002, the Company incurred $553,776 and $65,228, respectively, of such fees.

The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Years ended March 31, 2003 and 2002, did not exceed the Expense Cap.

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). In June 2002, CCM made the arrangements for the $23,520,000 commercial paper loan described in Note 6. The monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan. CCM was paid $86,407 during the quarter ended March 31, 2003, related to these services.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were $7,517,871 and $5,031 at March 31, 2003 and 2002, respectively. The terms and conditions offered by this bank are similar and competitive with terms offered by unrelated banks.

The Company owns a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The Company periodically receives distributions from the partnership, however, no distributions were received during the quarter ended March 31, 2003.

In March 2003, the Advisor's parent company purchased a 30 percent voting membership interest in a limited liability company which is affiliated with four of the Company's tenants. These four tenants contributed 41.3 percent of total rental income from operating leases and earned income from investments in direct financing leases for the quarter ended March 31, 2003.

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings).

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

10. Related Party Arrangements - Continued:

The expenses incurred for these services were classified as follows for the quarters ended March 31:

                                                                          2003                 2002
                                                                     -------------        -------------
      Stock issuance costs                                             $   996,814           $  881,229
      Investment properties on operating leases and other
         assets                                                                 --                7,678
      General operating and administrative expenses                        209,312              109,139
                                                                     -------------        -------------
                                                                       $ 1,206,126           $  998,046
                                                                     =============        =============

Amounts due to related parties consisted of the following at:

                                                                          March 31,              December 31,
                                                                            2003                    2002
                                                                     -----------------        ----------------

      Due to the Advisor and its affiliates:
        Expenditures incurred for offering expenses on behalf
           of the Company                                                 $    219,612               $   1,366
        Accounting and administrative services                                 301,119                  75,944
        Acquisition fees and miscellaneous acquisition
          expenses                                                           3,736,637                 125,366
                                                                     -----------------        ----------------
                                                                             4,257,368                 202,676
                                                                     -----------------        ----------------

      Due to CNL Securities Corp.:
        Commissions                                                          1,212,795                 145,110
        Marketing support fees and due diligence expense
          reimbursements                                                        81,996                      --
                                                                     -----------------        ----------------
                                                                             1,294,791                 145,110
                                                                     -----------------        ----------------

                                                                          $  5,552,159              $  347,786
                                                                     =================        ================

11. Concentration of Credit Risk:

Of the 53 Properties owned by the Company as of March 31, 2003, substantially all of the Properties are operated by either Sunrise Senior Living Services, Inc. or American Retirement Corporation ("ARC"). Forty-two Properties which were previously operated by Marriott Senior Living Services, Inc. are now operated by Sunrise Senior Living Services, Inc., a wholly owned subsidiary of Sunrise Assisted Living, Inc. ("Sunrise"). In a press release dated March 31, 2003, Sunrise announced it had acquired all of the outstanding stock of Marriott Senior Living Services, Inc. When the stock sale was completed, the long-term management agreements which the Company's tenants had entered into with Marriott Senior Living Services, Inc. were assumed by Sunrise Senior Living Services, Inc., which now operates all of the Company's Properties that were previously operated by Marriott Senior Living Services, Inc.

Fifty-two of the Company's Properties owned as of March 31, 2003, are leased to nine tenants, two of which contributed 29.0% and 18.2% of the Company's total rental income from operating leases and earned income from direct financing leases for the quarter ended March 31, 2003. The remaining Property owned by the Company as of March 31, 2003, is a parcel of land on which a retirement facility is being constructed.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

11. Concentration of Credit Risk - Continued:

To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of March 31, 2003, the Company had $5,591,404 in security deposits related to certain Properties as well as the guarantees described below.

In connection with five Properties previously operated by Marriott Senior Living Services, Inc., Marriott International, Inc. has, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. As of March 31, 2003, Marriott International, Inc. remained liable for the remaining guarantee balance of $4,431,555.

Marriott International, Inc. had also guaranteed a tenant's obligation to pay minimum rent due under a lease for a Property formerly operated by Marriott Senior Living Services, Inc., up to a maximum of $2,769,780. As of March 31, 2003, Sunrise Senior Living Services, Inc. had assumed this obligation and remains liable for the guarantee balance of $990,219.

An affiliate of Prime Care Properties, LLC has guaranteed the tenants' obligations to pay minimum rent due under 11 leases up to a maximum of $2,000,000. As of March 31, 2003, $790,431 of the guarantee had been used to pay rent, leaving a remaining guarantee balance of $1,209,569. An affiliate of Prime Care Properties, LLC has also guaranteed two tenants' obligations to pay minimum rent due under an additional lease up to a maximum of $500,000. As of March 31, 2003, the Company had not drawn any amounts under the $500,000 guarantee.

In connection with six Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

Although the Company acquires Properties located in various states and regions and carefully screens its tenants in order to reduce risks of default, failure of these tenants, their guarantors or the ARC or Sunrise brand chains would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

12. Subsequent Events:

During the period April 1, 2003 through May 12, 2003, the Company received subscription proceeds for an additional 9,884,695 shares ($98,846,949) of common stock.

On April 1, 2003 and May 1, 2003, the Company declared distributions totaling $3,574,222 and $4,016,788, respectively, or $0.0589 per share of common stock, payable by June 30, 2003, to stockholders of record on April 1, 2003 and May 1, 2003, respectively.

                         CNL RETIREMENT PROPERTIES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2003 and 2002
                                   (UNAUDITED)

12. Subsequent Events - Continued:

On April 3, 2003, the Company completed its 2002 Offering pursuant to which it received subscription proceeds of $450,000,000 (45,000,000 shares) including $1,288,817 (128,882 shares) through the Company's reinvestment plan. Immediately following the completion of the 2002 Offering, the Company commenced an offering of up to 175,000,000 shares of common stock ($1,750,000,000) (the "2003
Offering"). Of the 175,000,000 shares of common stock offered, up to 25,000,000 are available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as for the Company's 2002 Offering. The Board of Directors will submit, for a vote of the stockholders at the 2003 annual meeting, a proposal to increase the number of authorized shares of common stock of the Company from 100,000,000 to 450,000,000. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the 2003 Offering will be limited to 38,000,000 shares.

On April 30, 2003, the Company repaid $51,370,000 on its Revolving LOC, leaving a remaining balance outstanding of $20,000,000.

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

         The Company acquires real estate properties ("Properties") related to seniors' housing and retirement facilities ("Retirement Facilities") primarily located across the United States of America. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, medical office buildings and walk-in clinics and similar types of health care related facilities. The Properties are leased on a long-term, "triple-net" basis to operators of Retirement Facilities or to other tenants that engage third party managers. Under the Company's triple-net leases, the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance as well as the payment of rent. The tenants' ability to satisfy the lease obligations depends primarily on the Properties' operating results. In addition, with respect to certain Properties, various forms of credit enhancements, such as corporate guarantees and security deposits, secure the tenants' obligations. The Company selects its Properties for investment based on a credit underwriting process designed to identify those Properties that management believes will be able to fund such lease obligations.

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

                         Liquidity and Capital Resources

Common Stock Offerings

         In 1998, the Company registered its initial offering of common stock and in connection with the initial offering, the Company received subscription proceeds of $9,718,974 (971,898 shares). Following termination of the initial offering on September 18, 2000, the Company commenced its second public offering (the "2000 Offering"). On May 24, 2002, the Company completed its 2000 Offering from which it received subscription proceeds of $155,000,000 (15,500,000 shares). Immediately following the completion of the 2000 Offering, the Company commenced its third public offering (the "2002 Offering") of up to 45,000,000 shares of common stock ($450,000,000). On April 3, 2003, the Company completed its 2002 Offering from which it received subscription proceeds of $450,000,000 (45,000,000 shares), and immediately commenced its fourth public offering of common stock of up to 175,000,000 additional shares ($1,750,000,000) (the "2003 Offering"). Of the 175,000,000 shares of common stock offered, up to 25,000,000 are available to stockholders purchasing shares through the reinvestment plan. The Board of Directors will submit, for a vote of the stockholders at the 2003 annual meeting, a proposal to increase the number of authorized shares of common stock of the Company from 100,000,000 to 450,000,000. Until such time, if any, as the stockholders approve an increase in the number of authorized shares of common stock of the Company, the 2003 Offering will be limited to 38,000,000 shares.

         From its formation in December 1997 through March 31, 2003, the Company has received an initial $200,000 (20,000 shares) contribution from the Advisor and subscription proceeds of $606,020,668 (60,602,064 shares), including $1,757,950 (175,795 shares) through the reinvestment plan. The Company believes that the net proceeds received from the 2003 Offering and any additional offerings will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company's shares are listed on a national securities exchange or over-the-counter market ("Listing"). Under the Company's Articles of Incorporation, if the Company does not list by December 31, 2008, it will commence an orderly liquidation of its assets and the distribution of net proceeds to its stockholders. As of March 31, 2003, the Company had used approximately $471,400,000 of net offering proceeds, approximately $71,600,000 of loan proceeds from permanent financing and approximately $71,400,000 of proceeds from its revolving line of credit to invest in 53 Properties located in 22 states (see "Property Acquisitions" below), approximately $48,000,000 to pay acquisition fees and expenses and approximately $600,000 to redeem 66,687 shares of common stock, leaving approximately $18,000,000 available for investment in Properties, Mortgage Loans and Secured Equipment Leases.

         During the period April 1 through May 12, 2003, the Company received additional offering proceeds of approximately $98,800,000. The Company expects to use any uninvested net offering proceeds, plus any additional net offering proceeds from the 2003 Offering to purchase additional Properties and to a lesser extent, to invest in Mortgage Loans and other permitted investments. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. The aggregate amount of any permanent financing is not expected to exceed 40 percent of the Company's total assets and the maximum amount the Company may borrow is 300 percent of the Company's net assets.

Redemptions

         The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company's outstanding common stock at the beginning of the 12-month period. During the quarter ended March 31, 2003, 22,650 shares were redeemed at $9.20 per share (for a total of $280,384) and retired.

Property Acquisitions

         At March 31, 2003, the Company owned 53 Properties located in 22 states, including one Property in a pre-construction phase with planned development for a seniors' housing complex. Upon completion of the development, the Company expects to enter into a long-term management agreement with an operator of the Retirement Facility to operate and manage the Property. The Company, as lessor, has entered into long-term lease agreements relating to the other Properties. The leases are on a triple-net basis, meaning the tenants are also required to pay all repairs, maintenance, property taxes, utilities and insurance. Generally, the tenants are also required to make capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment and maintain the leasehold in a manner that allows operation for its intended purpose.

         During the quarter ended March 31, 2003, the Company acquired 14 Properties that are subject to operating leases for an aggregate purchase price of approximately $336.3 million plus closing costs. The operating leases generally provide for an initial term of 15 years and options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. The leases provide for minimum annual base rent, generally payable in monthly installments. The leases provide that the minimum base rent required under the terms of the leases will increase at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, substantially all of the leases are subject to contingent rent computed as a percentage of gross sales of the Properties. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment.

         To mitigate credit risk, certain operating leases were combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio ("Cross-Default"). In addition, certain portfolios of leases contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling").

         On March 31, 2003, the Company acquired two Properties through a direct financing transaction with a subsidiary of Prime Care Properties, LLC for $22,635,108 plus closing costs. The Company, as lessor, entered into a 35-year lease agreement that requires aggregate minimum annual rent of $2,494,512 through December 31, 2003, and 2.5 percent annual increases thereafter. In addition to minimum rent, the lease requires additional rent, which is based on a percentage of the tenants' gross revenues. The lease also provides for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. All property purchased with the funds from the FF&E reserve will remain the property of the tenants. The lease contains provisions that allow the tenants to purchase the Properties at the end of the lease term for the Company's initial investment amount. The lease also permits the Company to require the tenants to purchase the Properties at the end of the lease term for the same amount. The lease of the two Properties contains Cross-Default and Pooling terms. In addition, an affiliate of the tenants has guaranteed the tenants' obligations to pay minimum rent due under the leases up to a maximum of $500,000. As of May 12, 2003, the remaining amount available under the guarantee was $500,000.

         Fifteen of the sixteen Properties acquired during the quarter ended March 31, 2003 are operated and managed by Sunrise Senior Living Services, Inc. (see the "Operating Results - Major Operators and Tenants" section below).
Erickson Retirement Communities, LLC manages the remaining Property that was acquired during the quarter ended March 31, 2003.

Borrowings

         In connection with the acquisition of three Properties in March 2003, the Company obtained permanent financing comprised of three loans in the aggregate amount of $26 million. The loans bear interest at a variable rate based on 30-day LIBOR plus 325 basis points with a minimum interest rate of 5 percent per annum. The loans require monthly principal and interest payments through March 31, 2005, with the unpaid principal balances and all accrued interest due at that time. The loans have certain financial covenants which are typically found in commercial loans and which are based on the combined operations of the three Properties. In connection with the loans, the Company incurred loan fees and closing costs of approximately $352,000. These loans are cross-collateralized and cross-defaulted.

         On March 31, 2003, the Company assumed a mortgage in the amount of $20,635,108 that matures in October 2008, in connection with the purchase of two Properties. The mortgage bears interest at a fixed rate of 7.83 percent per annum and requires monthly principal and interest payments of approximately $206,000. In connection with the loan, the Company incurred assumption fees and other loan costs of approximately $123,000.

         As of March 31, 2003, the Company had seven mortgage loans with an aggregate outstanding balance of $91,860,126 collateralized by 12 Properties.

         Also in March 2003, the Company replaced its existing $25 million line of credit with a two-year, $85 million revolving line of credit that may be amended to allow the line of credit to be increased up to $125 million. Eleven Properties with an aggregate cost of $115.2 million collateralize the $85 million revolving line of credit; however, the collateral provided by these 11 Properties only allows the Company to draw up to $71,370,000 under the revolving line of credit. The Company would be required to pledge additional Properties as collateral to fully maximize the $85 million liquidity available under the revolving line of credit. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates, depending on the Company's aggregate amount of debt outstanding in relation to the Company's total assets, until maturity and has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. The Company may use the revolving line of credit to fund acquisitions, pay fees and fund working capital for general business purposes. Periodically, the Company expects to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. In March 2003, the Company borrowed $71,370,000 on the line of credit to acquire several Properties described in "Liquidity and Capital Resources - Property Acquisitions" above. On April 30, 2003, the Company repaid $51,370,000, leaving an outstanding balance of $20,000,000. In connection with the $85 million revolving line of credit, the Company has incurred $1,900,899 in loan fees and costs.

         In connection with the acquisition of two continuing care retirement communities in March 2003, the Company assumed approximately $88.5 million in non-interest bearing bonds payable to certain residents of the two Retirement Facilities. The Company will issue new bonds to future residents of these Retirement Facilities, and the proceeds from the new bonds will be used to retire the existing bonds.

Contractual Obligations and Commitments

         The following table presents the Company's contractual cash obligations and related payment periods as of March 31, 2003:

Contractual Cash                       Less than
Obligations                             1 Year         2-3 Years        4-5 Years       Thereafter         Total
---------------------------------    ------------     ------------    ------------    ------------    --------------
Mortgages payable                     $13,860,663      $ 3,458,777     $58,759,246     $15,781,440      $ 91,860,126
Revolving line of credit                       --       71,370,000              --              --        71,370,000
Refundable tenant security
    deposits                                   --               --                       5,591,404         5,591,404
                                     ------------     ------------    ------------    ------------    --------------
Total Contractual Cash
   Obligations                        $13,860,663      $74,828,777     $58,759,246     $21,372,844      $168,821,530
                                     ============     ============    ============    ============    ==============

         The following table presents the Company's commitments, contingencies and guarantees and related expiration periods as of March 31, 2003:


 Commitments, Contingencies and        Less than
           Guarantees                   1 Year         2-3 Years       4-5 Years       Thereafter         Total
---------------------------------     ------------    ------------    ------------    ------------    -------------
Guarantee of unsecured
   promissory note of
   unconsolidated
   subsidiary (1)                           $   --     $ 2,513,333           $  --          $   --      $ 2,513,333
Earnout provisions (2)                          --      11,834,233              --              --       11,834,233
                                      ------------    ------------    ------------    ------------    -------------
Total Commitments,
   Contingencies and
   Guarantees                               $   --     $14,347,566           $  --          $   --      $14,347,566
                                      ============    ============    ============    ============    =============

         (1) In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67 percent, or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership that matures November 30, 2004. As of March 31, 2003, the unsecured promissory note had an outstanding balance of $15,080,000. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

         (2) In connection with the acquisition of five Properties, the Company may be required to make additional payments (the "Earnout Amount") if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the respective lease will be amended and annual minimum rent will increase accordingly.

         (3) The bond obligations of the Company have not been included in the above tables since it is expected that the proceeds from the issuance of new bonds will be used to retire the existing bonds; therefore, it does not create a net cash obligation for the Company.

Market Risk

         See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

         Until Properties are acquired or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans. At March 31, 2003, the Company had $24,000,487 invested in such short-term investments as compared to $40,799,871 at December 31, 2002. The decrease in the amount invested in short-term investments was primarily attributable to the purchase of 16 Properties, partially offset by subscription proceeds received from the sale of shares during the quarter ended March 31, 2003. The funds remaining at March 31, 2003, along with additional funds expected to be received from the sale of shares, will be used primarily to purchase additional Properties, to make Mortgage Loans or other permitted investments, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management's discretion, to create cash reserves.

Notes and Other Receivables

         The Company's notes and other receivables balance decreased from $3,192,203 at December 31, 2002 to $2,946,406 as of March 31, 2003. The decrease was primarily due to the repayment of a $2,000,000 loan the Company had made to the seller of two Properties. Prior to the Company's purchase of the two Properties, the Company loaned the seller $2,000,000 to extinguish debt at a discounted amount, making the purchase of the Properties economically viable. The Company acquired the two Properties on March 31, 2003, and the note was repaid at that time. The repayment of the note was offset by an increase in rental revenues receivable from $809,279 at December 31, 2002 to $2,565,257 at March 31, 2003 as the result of an increase in the number of Properties from 37 to 53 as of each respective date. As of May 12, 2003, management believes the receivable balance as of March 31, 2003 is fully collectible.

Loan Costs

         The Company's net loan costs increased from $1,220,108 at December 31, 2002 to $3,506,295 as of March 31, 2003, as a result of the Company borrowing $52 million in the form of three new mortgage loans, the assumption of a $20,635,108 mortgage loan and a new $85 million revolving line of credit. The increase is partially offset by loan cost amortization for the quarter ended March 31, 2003.

Liquidity Requirements

         During the quarters ended March 31, 2003 and 2002, the Company generated cash from operations (which includes cash received from tenants and interest income, less cash paid for operating expenses) of $7,351,087 and $3,082,728, respectively. For the quarters ended March 31, 2003 and 2002, cash from operations included security deposits of $724,431 and $1,840,889, respectively, which were received from tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company's cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its revolving line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisitions and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, with proceeds from its offerings, advances under its revolving line of credit and permanent financing. Management expects the Company to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing. An FF&E reserve fund has been established in accordance with substantially all of the lease agreements. In accordance with such agreements, the tenants deposit funds into restricted FF&E reserve accounts and periodically use these funds to cover the cost of the replacement, renewal and additions to FF&E. In the event that the FF&E reserve is not sufficient to maintain the Property in good working condition and repair, the Company may make fixed asset expenditures, in which case the annual minimum rent will be increased. For the quarters ended March 31, 2003 and 2002, revenue relating to the FF&E reserve totaled $327,228 and $9,335, respectively. Due to the fact that the Properties are leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. However, management may maintain additional cash required to meet the Company's working capital needs.

         Management believes that its Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company's exposure in the event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

Distributions

         The Company declared and paid distributions to its stockholders totaling $8,689,021 and $1,552,344 during the quarters ended March 31, 2003 and 2002, respectively using cash from operating activities from current and prior periods. On April 1 and May 1, 2003, the Company declared distributions to stockholders of record on April 1 and May 1, 2003, of $0.0589 per share of common stock. These distributions are payable by June 30, 2003.

         For the  quarters  ended  March  31,  2003 and 2002,  approximately  77 percent and 46 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 23 percent and 54 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarters ended March 31, 2003 and 2002, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Related Party Transactions

         Certain directors and officers of the Company hold similar positions with the Advisor, the parent of the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. A certain director and officer of the Company indirectly owns a controlling interest in the parent of the Advisor. These affiliates receive fees and compensation in connection with the offerings, and the acquisition, management and sale of the assets of the Company.

         CNL Securities Corp. receives commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the quarter ended March 31, 2003, the Company incurred $12,275,596 of such fees, the majority of which were reallowed to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares, all or a portion of which may be reallowed to other broker-dealers. During the quarter ended March 31, 2003, the Company incurred $818,373 of such fees, the majority of which were reallowed to other broker-dealers.

         CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003, until such time, if any, as the Company's common stock is Listed, in the amount equal to 0.2 percent of the aggregate investment of stockholders who purchased shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of March 31, 2003, no such fees had been incurred.

         The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of their leases and Mortgage Loans equal to
4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, the Advisor will receive an acquisition fee equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time of Listing. During the quarter ended March 31, 2003, the Company incurred $10,354,560 of such fees, including $2,998,580 of acquisition fees on permanent financing. Such fees are included in other assets prior to being allocated to individual Properties.

         The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.6 percent of the Company's real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the quarter ended March 31, 2003, the Company incurred $553,776 of such fees.

         The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the "Expense Year") the greater of 2 percent of average invested assets or 25 percent of net income (the "Expense Cap"). Operating expenses for the Expense Years ended March 31, 2003 and 2002, did not exceed the Expense Cap.

         CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the $23,520,000 commercial paper loan described in Note 6 to the Notes to Condensed Consolidated Financial Statements of the Company in Item 1. The monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan.

         The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amount deposited with this bank was $7,517,871 at March 31, 2003. The terms and conditions offered by this bank are similar and competitive with the terms offered by unrelated banks.

         In March 2003, the Advisor's parent company purchased a 30 percent voting membership interest in a limited liability company, which is affiliated with four of the Company's tenants. These four tenants contributed 41.3 percent of total rental income from operating leases and earned income from investments in direct financing leases during the quarter ended March 31, 2003.

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

                                                                         2003                 2002
                                                                     -------------        -------------
      Stock issuance costs                                              $  996,814           $  881,229
      Investment properties on operating leases and other                       --
      assets                                                                                      7,678
      General operating and administrative expenses                        209,312              109,139
                                                                     -------------        -------------
                                                                       $ 1,206,126            $ 998,046
                                                                     =============        =============

         Amounts due to related parties consisted of the following at:

                                                                         March 31,              December 31,
                                                                            2003                    2002
                                                                     -----------------        ----------------
      Due to the Advisor and its affiliates:
        Expenditures incurred for offering expenses on behalf
           of the Company                                                  $   219,612               $   1,366
        Accounting and administrative services                                 301,119                  75,944
        Acquisition fees and miscellaneous acquisition
           expenses                                                          3,736,637                 125,366
                                                                     -----------------        ----------------
                                                                             4,257,368                 202,676
                                                                     -----------------        ----------------

      Due to CNL Securities Corp.:
        Commissions                                                          1,212,795                 145,110
        Marketing support fees and due diligence expense
           reimbursements                                                       81,996                      --
                                                                     -----------------        ----------------
                                                                             1,294,791                 145,110
                                                                     -----------------        ----------------

                                                                          $  5,552,159              $  347,786
                                                                     =================        ================

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

                              Results of Operations

Revenues

         At March 31, 2003, the Company owned 53 Properties located in 22 states. Thirty-nine of the Properties are subject to operating leases and generally provide for an initial term of 15 years (expiring between 2015 and 2018). The operating leases generally provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. Thirteen of the Properties are subject to direct financing leases and each has a term of 35 years (expiring between 2037 and 2038). The direct financing leases contain provisions that allow each tenant to elect to purchase the Property at the end of the lease term for the Company's initial investment amount and also allow each tenant to elect to purchase the Property at the end of the lease term for the same amount. The remaining Property is a parcel of land currently in a pre-construction phase with planned development for a seniors' housing complex. Upon completion of the development, the Company expects to enter into a long-term management agreement with an operator of the Retirement Facility to operate and manage the Property.

         The Property leases provide for minimum annual base rent, generally payable in monthly installments. In addition, the leases provide that the annual base rent required under the leases will increase at pre-determined intervals (generally on an annual basis). In addition to annual base rent, the leases require the payment of contingent rent computed as a percentage of gross sales of the Property (above certain thresholds). For the quarters ended March 31, 2003 and 2002, the Company earned $11,755,043 and $1,401,373, respectively, in rental income from its Properties under operating leases and earned income from its Properties subject to direct financing leases. The Company also earned $327,228 and $9,335 in FF&E reserve income during the quarters ended March 31, 2003 and 2002, respectively. The increase in rental and FF&E reserve income was due to the Company owning 53 Properties during the quarter ended March 31, 2003, as compared to six Properties during the quarter ended March 31, 2002. Because 16 Properties were owned for only a portion of the quarter ended March 31, 2003 and additional Property acquisitions are expected to occur, rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

         During the quarters ended March 31, 2003 and 2002, the Company also earned $235,399 and $257,001, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. Although the average amount invested in short-term investments increased during the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, the interest income decreased due to a decrease in interest rates earned on the short-term investments. Interest income is expected to increase as the Company invests offering proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of the Company's total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease. Interest income related to notes and other receivables for the quarter ended March 31, 2003 was approximately $177,000.

Major Operators and Tenants

         Of the 53 Properties owned by the Company as of March 31, 2003, substantially all of the Properties are operated by either Sunrise Senior Living Services, Inc. or American Retirement Corporation ("ARC"). Forty-two Properties which were previously operated by Marriott Senior Living Services, Inc. are now operated by Sunrise Senior Living Services, Inc., a wholly owned subsidiary of Sunrise Assisted Living, Inc. ("Sunrise"). In a press release dated March 31, 2003, Sunrise announced it had acquired all of the outstanding stock of Marriott Senior Living Services, Inc. When the stock sale was completed, the long-term management agreements which the Company's tenants had entered into with Marriott Senior Living Services, Inc. were assumed by Sunrise Senior Living Services, Inc., which now operates all of the Company's Properties that were previously operated by Marriott Senior Living Services, Inc.

         Fifty-two of the Company's Properties owned as of March 31, 2003, are leased to nine tenants, two of which contributed 29.0% and 18.2% of total rental income for the quarter ended March 31, 2003. To mitigate credit risk, substantially all of the lease agreements contain Cross-Default and Pooling terms. In addition, as of March 31, 2003, the Company had $5,591,404 in security deposits related to certain Properties as well as the guarantees described below.

         In connection with five Properties previously operated by Marriott Senior Living Services, Inc., Marriott International, Inc. has, with certain limitations, guaranteed the tenant's obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. As of May 12, 2003, Marriott
International, Inc. remains liable for the remaining guarantee balance of $4,431,555.

         Marriott International, Inc. had also guaranteed a tenant's obligation to pay minimum rent due under a lease for a Property formerly operated by Marriott Senior Living Services, Inc., up to a maximum of $2,769,780. As of March 31, 2003, Sunrise Senior Living, Inc. had assumed this obligation and remains liable for the guarantee balance of $990,219.

         An affiliate of Prime Care Properties, LLC has guaranteed the tenants' obligations to pay minimum rent due under 11 leases up to a maximum of $2,000,000. As of May 12, 2003, $790,431 of the guarantee had been used to pay rent leaving a remaining guarantee balance of $1,209,569. An affiliate of Prime Care Properties, LLC has also guaranteed two tenants' obligations to pay minimum rent due under an additional lease up to a maximum of $500,000. As of May 12, 2003, the Company had not drawn any amounts under the $500,000 guarantee.

         In connection with six Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

         Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these tenants, their guarantors or the Sunrise or ARC brand chains would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by the Company's current tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

Expenses

         Operating expenses were $4,012,645 and $839,157 for the quarters ended March 31, 2003 and 2002, respectively. Operating expenses for the quarter ended March 31, 2003, increased as a result of the Company incurring asset management fees, general operating and administrative expenses and depreciation and amortization expense related to the Company owning 47 additional Properties. In addition, interest expense increased for the quarter ended March 31, 2003, as a result of the Company increasing the average amount of debt outstanding as compared to the same quarter in the prior year. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties, invests in Mortgage Loans, obtains permanent financing and draws funds on its revolving line of credit. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

Funds from Operations

         Management considers funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net earnings determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the noncash effect of straight-lining rent increases throughout the lease term. This straight lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the quarters ended March 31, 2003 and 2002, net earnings included $1,626,519 and $130,152, respectively, of these amounts.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company's net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

         The following is a reconciliation of net earnings to FFO:

                                                                                           Quarter
                                                                                       Ended March 31,
                                                                                    2003               2002
                                                                               --------------     -------------

             Net earnings                                                         $ 8,503,596       $   828,604
                 Adjustments:
                    Depreciation of real estate assets                              2,036,450           380,658
                    Effect of unconsolidated subsidiary                                64,575                --
                                                                               --------------     -------------

             FFO                                                                  $10,604,621       $ 1,209,262
                                                                               ==============     =============

New Accounting Standards

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain transactions entered into subsequent to January 31, 2003 could require the consolidation of certain tenant operating activities beginning after June 15, 2003. The consolidation of these entities, if required, is not expected to have a significant effect on the Company's financial position nor results of operations.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

         Substantially all of the Company's mortgage loans payable at March 31, 2003, were subject to variable interest rates, adjusted monthly or quarterly, as described in the "Borrowings" section above. Therefore, the Company is exposed to market changes in interest rates. To mitigate interest rate risk, the Company can pay down the mortgages with offering proceeds should interest rates rise substantially.

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

         The Company may also be subjected to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially. The Company had $71,370,000 outstanding on its variable rate line of credit at March 31, 2003.

         Management estimates that a one-percentage point increase in interest rates for the quarter ended March 31, 2003, would have resulted in additional interest costs of approximately $91,000. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company's exposure to interest rate change, it is not intended to predict future results and the Company's actual results will likely vary.

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

ITEM 4.           CONTROLS AND PROCEDURES

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

                           10.47 Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Filed herewith.)

                           10.48 Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community - Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Filed herewith.)

                           10.49 Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community
                                    - Fort Belvoir, Virginia. (Filed herewith.)

                           10.50 Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Filed herewith.)

                           10.51    Assumption   and   Reimbursement   Agreement
                                    between  Marriott  International,  Inc.,  as
                                    Assignor,  Marriott Continuing Care, LLC, as
                                    Assignor, CNL Retirement  Properties,  Inc.,
                                    as    Assignee,     CNL    Retirement    MA3
                                    Pennsylvania,   LP,  as  Assignee,  and  CNL
                                    Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Filed herewith.)

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

                 (b) The Company filed the following reports during the quarter ended March 31, 2003: Form 8-K filed on January 6, 2003 which included disclosure under Item 2, 5 and 7 in connection with the acquisition of 12 Properties; Form 8-K/A filed on January 7, 2003 to amend the Form 8-K filed on January 6, 2003 to attach the press release as an exhibit under Item 7.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 2003


                                      CNL RETIREMENT PROPERTIES, INC.

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

                                            By:  /s/ Stuart J. Beebe
                                                 -------------------------------
                                                 STUART J. BEEBE
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

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

              Date: May 14, 2002            By:  /s/ James M. Seneff, Jr.
                                                 ---------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

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

              Date: May 14, 2003            By:  /s/ Stuart J. Beebe
                                            ---------------------------------
                                            STUART J. BEEBE
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

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

10.6 RevolvingLine of Credit Agreement with CNL Health Care Properties, Inc., CNL Health Care Partners, LP and Colonial Bank, dated April 20, 2000. (Included as Exhibit 10.6 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

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

10.47 Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc. as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Filed herewith.)

10.48 Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community - Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Filed herewith.)

10.49 Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community - Fort Belvoir, Virginia. (Filed herewith.)

10.50 Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Filed herewith.)

10.51 Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Filed herewith.)

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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                                  EXHIBIT 99.1

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2003 and December 31, 2002 and its results of operations for the quarter ended March 31, 2003.






Date: May 14, 2003                        /s/ James M. Seneff, Jr.
                                          -----------------------------------
                                          James M. Seneff, Jr.
                                          Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                                  EXHIBIT 99.2

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2003 and December 31, 2002 and its results of operations for the quarter ended March 31, 2003.


Date: May 14, 2003                        /s/ Stuart J. Beebe
                                          -----------------------------------
                                          Stuart J. Beebe
                                          Chief Financial Officer