Form 10-Q
period 2003-06-30
CNL RETIREMENT PROPERTIES INC
filed 2003-08-14
CIK 1055264

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number
000-32607

CNL Retirement Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	59-3491443 (I.R.S. Employment Identification No.)

450 South Orange Avenue, Orlando, Florida 32801
(Address of principal executive offices, including zip code)

(407) 650-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes  X   No____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No ____.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of common stock outstanding as of August8, 2003, was 96,088,474.

CONTENTS

Part I: Financial Information

Part I	Page
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Earnings	2
Condensed Consolidated Statments of Stockholders' Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28-29
Item 4. Controls and Procedures	29
Part II: Other Information
Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits and Reports on Form 8-K	30-37
Signatures	38
Exhibits

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30, 2003	December 31, 2002
ASSETS

Investment properties:
Accounted for using the operating method, net	$642,610	$272,484
Accounted for using the direct financing method	142,737	115,783
Cash and cash equivalents	147,727	40,800
Restricted cash	2,203	1,685
Notes and other receivables	7,090	3,192
Investment in unconsolidated subsidiary	115	154
Loan costs, less accumulated amortization of $567 and $89	3,249	1,220
Accrued rental income	5,342	1,472
Other assets	9,671	4,975

	$960,744	$441,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgages payable	$91,469	$45,327
Bonds payable	89,051	—
Line of credit	20,000	—
Due to related parties	3,497	348
Accounts payable and accrued expenses	1,403	1,337
Security deposits	7,060	4,867
Rent paid in advance	107	91

Total liabilities	212,587	51,970

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, without par value
Authorized and unissued 3,000,000 shares	—	—
Excess shares, $.01 par value per share
Authorized and unissued 103,000,000 shares	—	—
Common stock, $.01 par value per share
Authorized 100,000 shares, issued 83,907 and 44,255 shares,
respectively, outstanding 83,820 and 44,211 shares, respectively	838	442
Capital in excess of par value	750,577	393,308
Accumulated distributions in excess of net earnings	(3,258)	(3,955)

Total stockholders' equity	748,157	389,795

	$960,744	$441,765

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Rental income from operating leases	$16,115	$2,977	$24,362	$4,378
Earned income from direct financing leases	4,285	—	7,793	—
Contingent rent	18	—	27	—
FF&E reserve income	530	24	857	33
Interest and other income	182	305	595	562

	21,130	3,306	33,634	4,973

Expenses:
Interest	1,630	263	2,211	372
General operating and administrative	1,533	303	2,181	549
Property expenses	7	—	19	—
Asset management fees to related party	951	143	1,505	208
Depreciation and amortization	4,102	794	6,320	1,212

	8,223	1,503	12,236	2,341

Earnings Before Equity in Earnings of Unconsolidated
Subsidiary and Minority Interest	12,907	1,803	21,398	2,632
Equity in Earnings of Unconsolidated Subsidiary	6	(2)	19	(2)

Minority Interest	—	(99)	—	(99)

Net Earnings	$12,913	$1,702	$21,417	$2,531

Net Earnings Per Share of Common Stock
(Basic and Diluted)	$0.18	$0.11	$0.35	$0.20

Weighted Average Number of Shares of
Common Stock Outstanding (Basic and Diluted)	71,770	15,946	61,777	12,832

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2003 and Year Ended December 31, 2002
(UNAUDITED)
(in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions
	Number of shares	Par Value	excess of par value	in excess of net earnings	Total

Balance at December 31, 2001	7,134	$71	$61,786	$(947)	$60,910

Subscriptions received for common
stock through public offerings and
distribution reinvestment plan	37,114	371	370,764	—	371,135

Retirement of common stock	(37)	—	(343)	—	(343)

Stock issuance costs	—	—	(38,899)	—	(38,899)

Net earnings	—	—	—	11,372	11,372

Distributions declared and paid
($0.7002 per share)	—	—	—	(14,380)	(14,380)

Balance at December 31, 2002	44,211	442	393,308	(3,955)	389,795

Subscriptions received for common
stock through public offerings and
distribution reinvestment plan	39,653	396	396,128	—	396,524

Retirement of common stock	(44)	—	(401)	—	(401)

Stock issuance costs	—	—	(38,458)	—	(38,458)

Net earnings	—	—	—	21,417	21,417

Distributions declared and paid
($0.3531 per share)	—	—	—	(20,720)	(20,720)

Balance at June 30, 2003	83,820	$838	$750,577	$(3,258)	$748,157

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2003	2002

Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$17,944	$4,896

Investing activities:
Investment in land, buildings and equipment on
operating leases	(267,321)	(92,398)
Investment in direct financing leases	(2,000)	—
Payment of acquisition fees and costs	(25,324)	(8,273)
Collection of note receivable	2,000	—
Investment in unconsolidated subsidiary	—	(302)
Distributions received from unconsolidated subsidiary	53	—
Increase in restricted cash	(518)	(295)

Net cash used in investing activities	(293,110)	(101,268)

Financing activities:
Proceeds from borrowings on mortgages payable	26,000	23,520
Principal payments on mortgages payable	(493)	(77)
Payment of loan costs	(2,506)	(586)
Proceeds from borrowings on line of credit	71,370	—
Repayments on line of credit	(51,370)	—
Contributions received from minority interest	—	8,500
Subscriptions received from stockholders	396,524	126,878
Payment of stock issuance costs	(36,312)	(15,150)
Distributions to stockholders	(20,720)	(4,139)
Retirement of common stock	(400)	(26)

Net cash provided by financing activities	382,093	138,920

Net increase in cash and cash equivalents	106,927	42,548
Cash and cash equivalents at beginning of period	40,800	26,721

Cash and cash equivalents at end of period	$147,727	$69,269

Supplemental schedule of non-cash
investing and financing activities:

Mortgage assumed on property purchased	$20,635	$12,974

Bonds assumed on property purchased	$88,511	$—

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

1.     Summary of Significant Accounting Policies:

Organization – CNL Retirement Properties, Inc. is a corporation, which was organized pursuant to the laws of the State of Maryland on December 22, 1997. CNL Retirement GP Corp. and CNL Retirement LP Corp. are wholly owned subsidiaries of CNL Retirement Properties, Inc., each of which were organized pursuant to the laws of the State of Delaware in December 1999. CNL Retirement GP Corp. and CNL Retirement LP Corp. are the general and limited partner, respectively, of CNL Retirement Partners, LP. CNL Retirement Partners, LP is a Delaware limited partnership formed in December 1999. Properties acquired are generally expected to be held by CNL Retirement Partners, LP or its wholly owned subsidiaries and, as a result, owned by CNL Retirement Properties, Inc. through such entities. Certain other corporations, which are wholly owned subsidiaries of CNL Retirement Properties, Inc., have been formed to serve as the general partner of various other wholly owned subsidiaries which have been or will be formed for the purpose of acquiring future properties. The term “Company”includes CNL Retirement Properties, Inc. and its subsidiaries, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement Partners, LP and each of their subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a “REIT”).

The Company acquires investment properties (the “Property” or “Properties”) related to health care and seniors’ housing facilities primarily located across the United States of America. The Properties may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, medical office buildings and walk-in clinics and similar types of health care related facilities. The Company may provide mortgage financing (“Mortgage Loans”) in the aggregate principal amount of approximately 5 to 10 percent of the Company’s total assets and may offer furniture, fixture and equipment financing (“Secured Equipment Leases”) to operators of retirement and medical Properties. The Company has retained CNL Retirement Corp. (the “Advisor”) as its advisor to provide management, acquisition, advisory and administrative services.

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts included in the financial statements as of December 31, 2002, have been derived from audited financial statements as of that date.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2002. The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Bonds Payable – In connection with the acquisition of two continuing care retirement communities (“CCRC’s”), the Company assumed non-interest bearing life care bonds payable to certain residents of the CCRC’s. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refundable until the unit has been successfully remarketed to a new resident. The Company expects to issue new bonds to future residents and the proceeds received from the issuance of the new bonds will be used to retire the existing bonds. As the maturity of these obligations is not determinable, interest is not imputed on these obligations.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

1.     Summary of Significant Accounting Policies – Continued:

Critical Accounting Policies – Management reviews its Properties and loans for impairment or potential loss as events or circumstances indicate that the carrying amount of the assets may not be recoverable. Management compares the estimated future undiscounted cash flows, including the residual value of the Property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to the estimated fair value.

New Accounting Standards – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain transactions entered into by the Company subsequent to January 31, 2003 could require the consolidation of certain tenant operating activities beginning after July 1, 2003. The consolidation of these entities, if required, is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued FASB Statement No.150 (“FASB 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Financial instruments covered by FASB 150 include shares that are mandatorily redeemable, and other financial instruments that contain obligations to repurchase outstanding shares or contain conditional obligations that require settlement by issuance of a variable number of that issuer’s shares. FASB 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities which are subject to its provisions for the first fiscal period beginning after December 15, 2003. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

2.     Public Offerings:

From its formation in December 1997 through April 3, 2003, the Company commenced and completed three public offerings of common stock pursuant to which it received subscription proceeds of $614,718,974 (61,471,897 shares) (collectively, the “Prior Offerings”). Immediately following the completion of the third public offering on April 3, 2003, the Company commenced a fourth public offering of up to 175 million shares of common stock ($1.75 billion) (the “2003 Offering”). Of the 175 million shares of common stock offered, up to 25 million are available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as for the Company’s Prior Offerings. As of June 30, 2003, the Company had received total subscription proceeds from its Prior Offerings and the 2003 Offering of $838,872,366 (83,887,234 shares), including $2,678,011 (267,801 shares) through the reinvestment plan.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

2.     Public Offerings – Continued:

On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 400 million shares of common stock ($4 billion) in an offering expected to commence immediately following the completion of the Company’s 2003 Offering. Of the 400 million shares of common stock to be offered, up to 50 million shares will be available to stockholders purchasing shares through the reinvestment plan.

3.     Investment Properties:

Accounted for Using the Operating Method – As of June 30, 2003, the Company owned 40 Properties that are subject to operating leases and a parcel of land on which a seniors’ housing facility is being constructed. Properties under operating leases consisted of the following at (in thousands):

	June 30, 2003	December 31, 2002

Land	$147,915	$53,312
Buildings	480,308	210,891
Equipment	22,046	11,024

	650,269	275,227
Less accumulated depreciation	(9,975)	(4,148)

	640,294	271,079
Construction in progress	2,316	1,405

	$642,610	$272,484

Operating leases generally have initial terms of 15 years and provide for minimum and contingent rent. The operating leases generally provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases.

The leases also require minimum annual rents to increase at predetermined intervals during the lease terms. Increases in lease revenue are recognized on a straight-line basis over the terms of the leases commencing on the date the Property was placed in service. For the six months ended June 30, 2003 and 2002, the Company recognized $3,869,902 and $353,997, respectively ($2,234,382 and $223,845 of which was recognized during the quarters ended June 30, 2003 and 2002, respectively), of the straight lining of lease revenues over current contractually due amounts. These amounts are included in rental income from operating leases in the accompanying consolidated statements of earnings.

Remaining future minimum lease payments due under noncancellable operating leases at June 30, 2003 are as follows (in thousands):

2003	$28,574
2004	57,784
2005	58,792
2006	59,828
2007	61,395
Thereafter	725,538

$991,911

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

3.     Investment Properties – Continued:

Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on the leases if the Properties achieve specified operating performance thresholds. The amount of contingent rent payable is based on factors such as a percentage of the tenants’ gross revenues or occupancy rates. The Company defers recognition of contingent rental income until the thresholds requiring such payments in accordance with the lease terms are met.

Accounted for Using the Direct Financing Method – As of June 30, 2003, the Company owned 13 Properties that are subject to long-term leases that have been classified as direct financing leases. The components of net investment in direct financing leases consisted of the following at June 30, 2003 (in thousands):

Minimum lease payments receivable	$746,970
Estimated residual values	132,355
Less unearned income	(736,588)

Net investment in direct financing leases	$142,737

The leases contain escalating rent provisions that when accounted for on a straight-line basis produce increases in the net investment in direct financing leases during the early terms of the leases. The direct financing leases have initial terms of 35 years and provide for minimum and contingent rent. The leases contain provisions that allow the tenants to elect to purchase the Properties at the end of the lease terms for the Company’s aggregate initial investment amount of $132,355,108 plus adjustments, if any, as defined in the lease agreements. The leases also permit the Company to require the tenants to purchase the Properties at the end of the lease terms for the same amount.

Remaining future minimum lease payments to be received on direct financing leases at June 30, 2003 are as follows (in thousands):

2003	$6,956
2004	14,365
2005	14,725
2006	15,093
2007	15,470
Thereafter	680,361

$746,970

The above table does not include any amounts for contingent rents that may be received on the leases based on a percentage of gross revenues if the Properties achieve specified occupancy rates.

For the quarter and six months ended June 30, 2003, the Company recognized $18,063 and $26,914, respectively, in contingent rent related to its investment Properties. The Company did not recognize any contingent rent during the quarter and six months ended June 30, 2002.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

4.     Notes and Other Receivables:

Notes and other receivables included the following at (in thousands):

	June 30, 2003	December 31, 2002

Rental revenues receivable	$6,441	$809
Note receivable	—	2,000
Other receivables	649	345
Accrued interest receivable	—	38

	$7,090	$3,192

5.      Other Assets:

Other assets as of June 30, 2003 and December 31, 2002, were approximately $9,671,000 and $4,975,000, respectively, and consisted of miscellaneous prepaid expenses and miscellaneous acquisition costs that will be capitalized to land, buildings and equipment upon the purchase of Properties.

6.     Indebtedness and Other Contractual Obligations:

Mortgages payable collateralized by Properties consisted of the following at (in thousands):

	June 30, 2003	December 31, 2002

Mortgage payable, bearing interest at a variable rate that
ranges from 30-day LIBOR plus 350 basis points to 8.00 percent
(5.72 percent at June 30, 2003), with monthly principal and
interest payments, maturing October 2, 2003	$12,595	$12,743

Mortgage payable, bearing interest at 90-day LIBOR plus 390
basis points, with a minimum interest rate of 6.50 percent (6.50 percent at June 30, 2003), with monthly principal and interest
payments, maturing August 31, 2007	8,988	9,064

Mortgage payable, bearing interest at 143 basis points over the
30-day commercial paper rate (2.63 percent at June 30, 2003),
with monthly payments of interest only, maturing June 7, 2007	23,520	23,520

Mortgage payable, bearing interest at 30-day LIBOR plus 325
basis points, with a minimum interest rate of 5.00 percent (5.00 percent at June 30, 2003), with monthly principal and interest
payments, maturing March 31, 2005	8,682	—

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

6.     Indebtedness and Other Contractual Obligations – Continued:

	June 30, 2003	December 31, 2002

Mortgage payable, bearing interest at 30-day LIBOR plus 325
basis points, with a minimum interest rate of 5.00 percent (5.00 percent at June 30, 2003), with monthly principal and interest
payments, maturing March 31, 2005	8,007	—

Mortgage payable, bearing interest at 30-day LIBOR plus 325
basis points, with a minimum interest rate of 5.00 percent (5.00 percent at June 30, 2003), with monthly principal and interest
payments, maturing March 31, 2005	9,139	—

Mortgage payable, bearing interest at 7.83 percent, with monthly
principal and interest payments, maturing October 2, 2008	20,538	—

	$91,469	$45,327

The following is a schedule of contractually due amounts for all mortgages payable at June 30, 2003 (in thousands):

2003	$13,470
2004	1,671
2005	26,247
2006	1,298
2007	33,002
Thereafter	15,781

Total	$91,469

The Company has a revolving line of credit (the “Revolving LOC”) to fund the acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85 million for a two-year period. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates, depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets, until maturity and is collateralized by certain Properties with a carrying value of approximately $117 million. The Revolving LOC contains provisions that allow the facility to be increased up to $125 million upon the Company pledging additional Properties as collateral. This facility has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. At June 30, 2003, $20,000,000 was outstanding under the Revolving LOC at an interest rate of 3.74 percent.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

6.     Indebtedness and Other Contractual Obligations – Continued:

On March 28, 2003, in connection with the purchase of two CCRC Properties, the Company assumed approximately $88.5 million in non-interest bearing bonds payable to certain residents of the two Properties. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refundable until the unit has been successfully remarketed to a new resident. The Company expects to issue new bonds to future residents and the proceeds received from the issuance of the new bonds will be used to retire the existing bonds. During the quarter ended June 30, 2003, the tenant of the two CCRC’s retired certain existing bonds and issued additional bonds to new residents on behalf of the Company. As of June 30, 2003, the tenant had not remitted the net cash proceeds from the retirement and issuance of the bonds during the quarter ended June 30, 2003, to the Company. A receivable due from the tenant of $545,200 has been recorded in notes and other receivable as of June 30, 2003. At June 30, 2003, approximately $89,051,000 was outstanding in bonds payable. In addition, in accordance with the lease agreements relating to these two Properties, the Company has committed to fund capital improvements up to an aggregate amount of $6,341,938.

The following table presents the Company’s commitments, contingencies and guarantees and related expiration periods as of June 30, 2003 (in thousands):

Commitments, Contingencies and Guarantees	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured
promissory note of
unconsolidated
subsidiary (1)	$ —	$ 2,493	$ —	$ —	$ 2,493
Earnout provisions (2)	—	11,834	—	—	11,834
Capital improvements
to investment
Properties	6,248	—	—	—	6,248
Pending investments (3)	84,175	—	—	—	84,175

Total Commitments,
Contingencies and
Guarantees	$90,423	$14,327	$ —	$ —	$104,750

(1)

In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67 percent, or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership that matures November 30, 2004. As of June 30, 2003, the unsecured promissory note had an outstanding balance of $14,954,000. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

In connection with the acquisition of five Properties, the Company may be required to make additional payments (the “Earnout Amount”) if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company’s initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the respective lease will be amended and annual minimum rent will increase accordingly.

(3)	As of June 30, 2003, the Company had commitments to acquire three Properties located in two states, subject to the fulfillment of certain conditions. See Note 12, Subsequent Events.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

7.     Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company’s outstanding common stock at the beginning of such 12-month period. During the six months ended June 30, 2003 and 2002, 43,684 and 1,281 shares, respectively of common stock were redeemed for $401,897 and $11,787 ($9.20 per share), respectively, and retired from shares outstanding of common stock.

8.     Stock Issuance Costs:

The Company has incurred offering expenses, including commissions, marketing support fees and due diligence expense reimbursements, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees, and due diligence expense reimbursements will not exceed 13 percent of the proceeds raised in connection with the Company’s offerings. During the six months ended June 30, 2003, the Company incurred $38,457,784 in offering costs, including $31,722,104 in commissions, marketing support fees and due diligence expense reimbursements (see Note 10). These amounts have been treated as stock issuance costs and charged to stockholders’ equity.

9.     Distributions:

For the six months ended June 30, 2003, approximately 84 percent of the distributions paid to stockholders were considered ordinary income and approximately 16 percent were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2003, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2003, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2003.

10.     Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. A director of the Company owns a controlling interest in the parent of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing, and the acquisition, management and sale of the assets of the Company.

CNL Securities Corp. receives commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with its Prior Offerings and the 2003 Offering, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the six months ended June 30, 2003 and 2002, the Company incurred $29,739,473 and $9,515,851, respectively, of such fees, the majority of which were reallowed to other broker-dealers.

In addition, CNL Securities Corp. is entitled to receive a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares from its Prior Offerings and the 2003 Offering, all or a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 2003 and 2002, the Company incurred $1,982,632 and $675,452, respectively, of such fees, the majority of which were reallowed to other broker-dealers.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

10.     Related Party Arrangements – Continued:

CNL Securities Corp. will also receive, in connection with one of the Company’s Prior Offerings, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003 until such time, if any, as the Company’s common stock is listed on a national securities or over-the-counter market in the amount equal to 0.2 percent of the aggregate investment of stockholders who purchased shares in the applicable offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of June 30, 2003, no such fees had been incurred.

The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, the Advisor will receive an acquisition fee equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time of listing of the Company’s common stock on a national securities exchange or over-the-counter market. During the six months ended June 30, 2003 and 2002, the Company incurred $20,824,178 and $7,350,565, respectively, of such fees, including $2,998,580 and $1,642,248, respectively, of acquisition fees on permanent financing. Such fees are included in other assets prior to being allocated to individual Properties.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company’s real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the six months ended June 30, 2003 and 2002, the Company incurred $1,504,724 and $207,975, respectively, of such fees.

The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the “Expense Year”) the greater of 2 percent of average invested assets or 25 percent of net income (the “Expense Cap”). Operating expenses for the Expense Years ended June 30, 2003 and 2002, did not exceed the Expense Cap.

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). In June 2002, CCM made the arrangements for the $23,520,000 commercial paper loan described in Note 6. The monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan. CCM was paid $195,362 and $25,247 during the six months ended June 30, 2003 and 2002, respectively, related to these services.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were $9,839,649 and $3,316,928 at June 30, 2003 and 2002, respectively.

The Company owns a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The Company periodically receives distributions from the partnership. During the six months ended June 30, 2003, the Company received $53,465 in distributions from the partnership.

In March 2003, the Advisor’s parent company purchased a 30 percent voting membership interest in a limited liability company, which is affiliated with four of the Company’s tenants that leased 26 of the Company’s 54 Properties as of June 30, 2003. These four tenants contributed 37.6 percent of total rental income from operating leases and earned income from investments in direct financing leases for the six months ended June 30, 2003.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

10.     Related Party Arrangements – Continued:

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings). The expenses incurred for these services were classified as follows for the six months ended June 30 (in thousands):

	2003	2002
Stock issuance costs	$2,223	$1,868
Investment properties on operating leases and other
assets	—	11
General operating and administrative expenses	580	214

	$2,803	$2,093

           Amounts due to related parties consisted of the following at:

	June 30, 2003	December 31, 2002
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses on behalf
of the Company	$ 494	$ 1
Accounting and administrative services	163	76
Acquisition fees and miscellaneous acquisition
expenses	1,042	126

	1,699	203

Due to CNL Securities Corp.:
Commissions	1,682	145
Marketing support fees and due diligence expense
reimbursements	116	—

	1,798	145

	$3,497	$348

11.     Concentration of Credit Risk:

Of the 54 Properties owned by the Company as of June 30, 2003, substantially all of the Properties are operated by either Sunrise Senior Living Services, Inc. or American Retirement Corporation (“ARC”). Forty-one Properties which were previously operated by Marriott Senior Living Services, Inc. are now operated by Sunrise Senior Living Services, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc., formerly known as Sunrise Assisted Living, Inc. (“Sunrise”). In a press release dated March 31, 2003, Sunrise announced it had acquired all of the outstanding stock of Marriott Senior Living Services, Inc. When the stock sale was completed, the long-term management agreements, which the Company’s tenants had entered into with Marriott Senior Living Services, Inc., were assumed by Sunrise Senior Living Services, Inc. Sunrise Senior Living Services, Inc. now operates all of the Company’s Properties that were previously operated by Marriott Senior Living Services, Inc.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

11.   Concentration of Credit Risk – Continued:

Fifty-three of the Company’s Properties owned as of June 30, 2003, are leased to nine tenants, one of which contributed 23.6% of the Company’s total rental income from operating leases and earned income from direct financing leases for the six months ended June 30, 2003. The remaining Property owned by the Company as of June 30, 2003, is a parcel of land on which a retirement facility is being constructed.

To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in the portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of June 30, 2003, the Company had approximately $7,060,000 in security deposits related to certain Properties as well as the guarantees described below.

In connection with five Properties previously operated by Marriott Senior Living Services, Inc., Marriott International, Inc. has, with certain limitations, guaranteed the tenant’s obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. As of June 30, 2003, Marriott International, Inc. remained liable for the remaining guarantee balance of $3,813,675.

Marriott International, Inc. had also guaranteed a tenant’s obligation to pay minimum rent due under a lease for a Property formerly operated by Marriott Senior Living Services, Inc., up to a maximum of $2,769,780. As of June 30, 2003, Sunrise Senior Living Services, Inc. had assumed this obligation and remains liable for the guarantee balance of $876,096.

An affiliate of Prime Care Properties, LLC has guaranteed the tenants’ obligations to pay minimum rent due under 11 leases up to a maximum of $2,000,000. As of June 30, 2003, $1,096,523 of the guarantee had been used to pay rent, leaving a remaining guarantee balance of $903,477. An affiliate of Prime Care Properties, LLC has also guaranteed two tenants’ obligations to pay minimum rent due under an additional lease up to a maximum of $500,000. As of June 30, 2003, an affiliate of Prime Care Properties, LLC remained liable for the remaining guarantee balance of $302,068.

In connection with six Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

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

12.   Subsequent Events:

On July 8, 2003, the Company acquired the Balmoral Assisted Living Community, an independent living/assisted living Property located in Palm Harbor, Florida, for $12,175,000, which is operated by Balamoral Assisted Living Community, a newly formed, thinly capitalized company, which is an affiliate of four of the Company’s tenants and in which the Advisor’s parent owns an equity interest. In connection with the purchase of this Property, the Company, as lessor, has entered into a long-term, triple-net lease agreement relating to this Property.

On July 23, 2003, the Company held its annual stockholders meeting at which a proposal to increase the number of authorized shares of common stock of the Company from 100,000,000 to 450,000,000 was approved.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

12.    Subsequent Events – Continued:

On July 28, 2003, the Company borrowed an additional $1.9 million under one of its existing mortgages payable. The additional funding was subject to certain operating performance thresholds that were achieved prior to February 27, 2004, by the Property that collateralizes the debt.

Also, in July 2003, the Company entered into initial commitments to acquire 14 additional Properties for an aggregate purchase price of $184.5 million. The acquisition of these Properties is subject to the fulfillment of certain conditions. The Company plans to obtain permanent financing of approximately $92.5 million in connection with the acquisition of these Properties.

During the period July 1, 2003 through August 8, 2003, the Company received subscription proceeds for an additional 12,268,962 shares ($122,689,616) of common stock.

On July 1, 2003 and August 1, 2003, the Company declared distributions of $0.0589 per share of common stock (totaling $4,959,155 and $5,532,994, respectively), payable by September 30, 2003, to stockholders of record on July 1, 2003 and August 1, 2003, respectively.

ITEM 2.                                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

        CNL Retirement Properties, Inc. is a corporation, which was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various other wholly owned subsidiaries of CNL Retirement Properties, Inc. have been and will be formed in the future for the purpose of acquiring and owning properties. The terms “Company” or “Registrant” include CNL Retirement Properties, Inc. and its subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a “REIT”).

        The Company acquires real estate properties (“Properties”) related to seniors’ housing and retirement facilities (“Retirement Facilities”) primarily located across the United States of America. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, medical office buildings and walk-in clinics and similar types of health care related facilities. The Properties are leased on a long-term, “triple-net” basis to operators of Retirement Facilities or to other tenants that engage third party managers. Under the Company’s triple-net leases, the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance as well as the payment of rent. The tenants’ ability to satisfy the lease obligations depends primarily on the Properties’ operating results. In addition, with respect to certain Properties, various forms of credit enhancements, such as corporate guarantees and security deposits, secure the tenants’ obligations. The Company selects its Properties for investment based on a credit underwriting process designed to identify those Properties that management believes will be able to fund such lease obligations.

        The Company may provide mortgage financing (the “Mortgage Loans”) to operators of Retirement Facilities secured by real estate owned by the borrower. However, because it prefers to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of no more than 5 percent to 10 percent of the Company’s total assets. The Company expects that the interest rates and terms of the Mortgage Loans will be similar to those of its leases. The Company also may provide furniture, fixtures and equipment (“FF&E”) financing through loans or direct financing leases (collectively, the “Secured Equipment Leases”). The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company’s total assets. The Company has retained CNL Retirement Corp. (the “Advisor”) as its advisor to provide management, acquisition, advisory and administrative services.

Liquidity and Capital Resources

Common Stock Offerings

        In 1998, the Company registered its initial offering of common stock and in connection with the initial offering, the Company received subscription proceeds of $9,718,974 (971,898 shares). Following termination of the initial offering on September 18, 2000, the Company commenced its second public offering (the “2000 Offering”). On May 24, 2002, the Company completed its 2000 Offering from which it received subscription proceeds of $155 million (15.5 million shares). Immediately following the completion of the 2000 Offering, the Company commenced its third public offering (the “2002 Offering”) of up to 45 million shares of common stock ($450 million). On April 3, 2003, the Company completed its 2002 Offering from which it received subscription proceeds of $450 million (45 million shares), and immediately commenced its fourth public offering of common stock of up to 175 million shares ($1.75 billion) (the “2003 Offering”). Of the 175 million shares of common stock offered, up to 25 million shares are available to stockholders purchasing shares through the reinvestment plan.

        On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with the proposed sale by the Company of up to 400 million shares of common stock ($4 billion) in an offering expected to commence immediately following the completion of the Company’s 2003 Offering. Of the 400 million shares of common stock to be offered, up to 50 million shares will be available to stockholders purchasing shares through the reinvestment plan.

        From its formation in December 1997 through June 30, 2003, the Company has received an initial $200,000 (20,000 shares) contribution from the Advisor and subscription proceeds of $838,872,366 (83,887,234 shares), including $2,678,011 (267,801 shares) through the reinvestment plan. The Company believes that the net proceeds received from the 2003 Offering and any additional offerings will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company’s shares are listed on a national securities exchange or over-the-counter market (“Listing”). Under the Company’s Articles of Incorporation, if the Company does not list by December 31, 2008, it will commence an orderly liquidation of its assets and the distribution of net proceeds to its stockholders. As of June 30, 2003, the Company had used approximately $490.9 million of net offering proceeds, $92.2 million of loan proceeds from permanent financing and $71.4 million of proceeds from its revolving line of credit, as well as, the assumption of $88.5 million in bonds payable to invest approximately $792.1 million in 54 Properties located in 22 states (see “Property Acquisitions” below), $59.6 million to pay acquisition fees and expenses, $0.8 million to redeem 87,721 shares of common stock and $51.4 million to pay down its revolving line of credit, leaving approximately $160.9 million available for investment in Properties and Mortgage Loans.

        During the period July 1 through August 8, 2003, the Company received additional offering proceeds of approximately $122,690,000. The Company expects to use any uninvested net offering proceeds, plus any additional net offering proceeds from the 2003 Offering and future offerings to purchase additional Properties and to a lesser extent, to invest in Mortgage Loans and other permitted investments. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. Based on the current policy, the aggregate amount of any permanent financing is not expected to exceed 40 percent of the Company’s total assets. This policy may be changed by the Company’s board of directors; however, in accordance with the Company’s Articles of Incorporation, the maximum amount the Company may borrow is 300 percent of the Company’s net assets.

Redemptions

        The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company’s outstanding common stock at the beginning of the 12-month period. During the six months ended June 30, 2003, 43,684 shares were redeemed at $9.20 per share (for a total of $401,897) and retired.

Property Acquisitions

        At June 30, 2003, the Company owned 54 Properties located in 22 states, including one Property in a pre-construction phase with planned development for a seniors’ housing complex. Upon completion of the development, the Company expects to enter into a long-term management agreement with an operator of the Retirement Facility to operate and manage the Property. The Company, as lessor, has entered into long-term lease agreements relating to the other Properties. The leases are on a triple-net basis, meaning the tenants are also required to pay all repairs, maintenance, property taxes, utilities and insurance. Generally, the tenants are also required to make capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment and maintain the leasehold in a manner that allows operation for its intended purpose.

        During the six months ended June 30, 2003, the Company acquired 15 Properties that are subject to operating leases for an aggregate purchase price of approximately $355.8 million plus closing costs. The operating leases generally provide for an initial term of 15 years and options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. The leases provide for minimum annual base rent, generally payable in monthly installments, with increases at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, substantially all of the leases are subject to contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreement, are achieved by the Properties. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment.

        To mitigate credit risk, certain operating leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio (“Cross-Default”). In addition, certain leases contain terms whereby the net operating profits of a portfolio of Properties are combined for the purpose of funding rental payments due under each lease (“Pooling”).

        On March 31, 2003, the Company acquired two Properties through a direct financing transaction with a subsidiary of Prime Care Properties, LLC for $22,635,108 plus closing costs. The Company, as lessor, entered into a 35-year lease agreement that requires aggregate minimum annual rent of $2,494,512 through December 31, 2003, and 2.5 percent annual increases thereafter. In addition to minimum rent, the lease requires additional rent, which is based on a percentage of the tenant’s gross revenues if the Properties achieve specified occupancy rates. The lease also provides for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. All property purchased with the funds from the FF&E reserve will remain the property of the tenant. The lease contains provisions that allow the tenant to purchase the Properties at the end of the lease term for the Company’s initial investment amount. The lease also permits the Company to require the tenant to purchase the Properties at the end of the lease term for the same amount. The lease of the two Properties contains Cross-Default and Pooling terms. In addition, an affiliate of the tenant has guaranteed the tenant’s obligations to pay minimum rent due under the lease up to a maximum of $500,000. As of August 8, 2003, the remaining amount available under the guarantee was $302,068.

        Fifteen of the 17 Properties acquired during the six months ended June 30, 2003 are operated and managed by Sunrise Senior Living Services, Inc. (see the “Operating Results – Major Operators and Tenants” section below). Erickson Retirement Communities, LLC manages the remaining two Properties that were acquired during the six months ended June 30, 2003.

Borrowings

         Line of Credit

        In March 2003, the Company replaced its existing $25 million line of credit with a two-year, $85 million revolving line of credit that may be amended to allow the line of credit to be increased up to $125 million. Eleven Properties with an aggregate cost of $115.2 million collateralize the $85 million revolving line of credit; however, the collateral provided by these 11 Properties only allows the Company to draw up to $71,370,000 under the revolving line of credit. The Company would be required to pledge additional Properties as collateral to fully maximize the $85 million liquidity available under the revolving line of credit. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates, depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets, until maturity and has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. The Company may use the revolving line of credit to fund acquisitions, pay fees, make distributions and fund working capital for general business purposes. Periodically, the Company expects to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. In March 2003, the Company borrowed $71,370,000 on the line of credit to acquire several Properties described in “Liquidity and Capital Resources – Property Acquisitions” above. As of June 30, 2003, the Company had an outstanding balance of $20 million on the line of credit. In connection with the $85 million revolving line of credit, the Company has incurred $1,911,420 in loan fees and costs.

         Permanent Financing

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

        On March 31, 2003, the Company assumed a mortgage in the amount of $20,635,108 that matures in October 2008, in connection with the purchase of two Properties. The mortgage bears interest at a fixed rate of 7.83 percent per annum and requires monthly principal and interest payments of approximately $206,000. In connection with the loan, the Company incurred assumption fees and other loan costs of approximately $227,000.

        As of June 30, 2003, the Company had seven mortgage loans with an aggregate outstanding balance of $91,469,015 collateralized by 12 Properties. On October 2, 2003, a mortgage loan with an outstanding balance of approximately $12,595,000 will mature. The Company expects that it will retire this loan with proceeds from its 2003 Offering.

         Bonds Payable

        In connection with the acquisition of two continuing care retirement communities (“CCRC’s”) in March 2003, the Company assumed approximately $88.5 million in non-interest bearing bonds payable to certain residents of the two Retirement Facilities. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refundable until the unit has been successfully remarketed to a new resident. The Company expects to issue new bonds to future residents of these Retirement Facilities, and the proceeds from the new bonds will be used to retire the existing bonds. As of June 30, 2003, the bonds payable had an outstanding balance of approximately $89 million.

Contractual Obligations and Commitments

        The following table presents the Company’s contractual cash obligations and related payment periods as of June 30, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$13,470	$27,918	$34,300	$15,781	$ 91,469
Revolving line of credit	—	20,000	—	—	20,000
Refundable tenant
security deposits	—	—	—	7,060	7,060

Total Contractual Cash
Obligations	$13,470	$47,918	$34,300	$22,841	$118,529

The following table presents the Company’s commitments, contingencies and guarantees and related expiration periods as of June 30, 2003 (in thousands):

Commitments, Contingencies and Guarantees	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured
promissory note of
unconsolidated
subsidiary (1)	$ —	$ 2,493	$ —	$ —	$ 2,493
Earnout provisions (2)	—	11,834	—	—	11,834
Capital improvements to
investment Properties	6,248	—	—	—	6,248
Pending investments (3)	84,175	—	—	—	84,175

Total Commitments,
Contingencies and
Guarantees	$90,423	$14,327	$ —	$ —	$104,750

(1)

In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67 percent, or $2,583,333, of a $15,500,000 unsecured promissory note of the limited partnership that matures November 30, 2004. As of June 30, 2003, the unsecured promissory note had an outstanding balance of $14,954,000. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

In connection with the acquisition of five Properties, the Company may be required to make additional payments (the “Earnout Amount”) if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company’s initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the respective lease will be amended and annual minimum rent will increase accordingly.

(3)	As of June 30, 2003, the Company had commitments to acquire three Properties located in two states, subject to the fulfillment of certain conditions.

(4)

The bond obligations of the Company have not been included in the above tables since it is expected that the proceeds from the issuance of new bonds will be used to retire the existing bonds; therefore, they do not create a net cash obligation for the Company.

(5)

As of August 8, 2003, the Company had initial commitments to acquire 14 additional Properties for an aggregate purchase price of $184.5 million. The acquisition of these Properties is subject to the fulfillment of certain conditions. The Company plans to obtain permanent financing of approximately $92.5 million in connection with the acquisition of these Properties.

Market Risk

        See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

        Until Properties are acquired or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company’s use of these funds to acquire Properties, fund Mortgage Loans and invest in other permitted investments at such time as Properties suitable for acquisition are located or appropriate opportunities to fund Mortgage Loans develop. At June 30, 2003, the Company had approximately $147,727,000 invested in such short-term investments as compared to approximately $40,800,000 at the December 31, 2002. The increase in the amount invested in short-term investments was primarily attributable to the subscription proceeds received from the sale of shares during the six months ended June 30, 2003, partially offset by the purchase of 17 properties. The funds remaining at June 30, 2003, along with additional funds expected to be received from the sale of shares, will be used primarily to purchase additional Properties, to make Mortgage Loans or other permitted investments, to pay offering and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management’s discretion, to create cash reserves.

Notes and Other Receivables

        The Company’s notes and other receivables balance increased from $3,192,203 at December 31, 2002 to $7,089,668 as of June 30, 2003. The increase was primarily due to an increase in rental revenues receivable from $809,279 at December 31, 2002 to $6,441,427 at June 30, 2003 as a result of an increase in the number of Properties from 37 to 54 as of each respective date. As of August 8, 2003, management believes the receivable balance as of June 30, 2003 is fully collectible. The increase in rental revenues receivable was partially offset by the repayment of a $2,000,000 loan the Company had made to the seller of two Properties. Prior to the Company’s purchase of the two Properties, the Company loaned the seller $2,000,000 to extinguish debt at a discounted amount, making the purchase of the Properties economically viable. The Company acquired the two Properties on March 31, 2003, and the note was repaid at that time.

Loan Costs

        The Company’s net loan costs increased from $1,220,108 at December 31, 2002 to $3,249,088 as of June 30, 2003, as a result of the Company borrowing $52 million in the form of three new mortgage loans, the assumption of a $20,635,108 mortgage loan and a new $85 million revolving line of credit. The increase is partially offset by loan cost amortization for the six months ended June 30, 2003.

Liquidity Requirements

        During the six months ended June 30, 2003 and 2002, the Company generated cash from operations (which includes cash received from tenants and interest income, less cash paid for operating expenses) of approximately $17,944,000 and $4,896,000, respectively. For the six months ended June 30, 2003 and 2002, cash from operations included security deposits of approximately $2,193,000 and $3,503,000, respectively, which were received from tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company’s cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its revolving line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisitions and development of Properties, the repayment of permanent financing that is scheduled to mature and for which the Company does not expect to refinance and the investment in Mortgage Loans and Secured Equipment Leases, with proceeds from its offerings, advances under its revolving line of credit and permanent financing. Management expects the Company to meet its long-term liquidity requirements through short-or long-term, unsecured or secured debt financing or equity financing.

        An FF&E reserve fund has been established in accordance with substantially all of the lease agreements. In accordance with such agreements, the tenants deposit funds into restricted FF&E reserve accounts and periodically use these funds to cover the cost of the replacement, renewal and additions to FF&E. In the event that the FF&E reserve is not sufficient to maintain the Property in good working condition and repair, the Company may make fixed asset expenditures, in which case the annual minimum rent will be increased. For the six months ended June 30, 2003 and 2002, revenue relating to the FF&E reserve totaled $857,234 and $33,738, respectively. Due to the fact that the Properties are leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities, management does not believe that other working capital reserves are necessary at this time. However, management may maintain additional cash required to meet the Company’s working capital needs.

        Management believes that its Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company’s exposure in the event a tenant’s insurance policy lapses or is insufficient to cover a claim relating to the Property.

Distributions

        The Company declared and paid distributions to its stockholders totaling approximately $20,720,000 and $4,139,000 during the six months ended June 30, 2003 and 2002, respectively, using cash from operating activities from current and prior periods. On July 1 and August 1, 2003, the Company declared distributions to stockholders of record on July 1 and August 1, 2003, respectively, of $0.0589 per share of common stock. These distributions are payable by September 30, 2003.

        For the six months ended June 30, 2003 and 2002, approximately 84 percent and 53 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 16 percent and 47 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2003 and 2002, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Related Party Transactions

        Certain directors and officers of the Company hold similar positions with the Advisor, the parent of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. A director of the Company owns a controlling interest in the parent of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing, and the acquisition, management and sale of the assets of the Company.

        CNL Securities Corp. receives commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the Company’s current and prior offerings, a substantial portion of which has been or will be paid as commissions to other broker-dealers. During the six months ended June 30, 2003, the Company incurred $29,739,473 of such fees, the majority of which were reallowed to other broker-dealers.

        In addition, CNL Securities Corp. is entitled to receive a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares in connection with the Company’s current and prior offerings, all or a portion of which may be reallowed to other broker-dealers. During the six months ended June 30, 2003, the Company incurred $1,982,632 of such fees, the majority of which were reallowed to other broker-dealers.

        CNL Securities Corp. will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003, until such time, if any, as the Company’s common stock is Listed, in the amount equal to 0.2 percent of the aggregate investment of stockholders who purchased shares in the 2000 Offering. CNL Securities Corp. in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of June 30, 2003, no such fees had been incurred.

        The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of their leases and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, the Advisor will receive an acquisition fee equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time of Listing. During the six months ended June 30, 2003, the Company incurred $20,824,178 of such fees, including $2,998,580 of acquisition fees on permanent financing. Such fees are included in other assets prior to being allocated to individual Properties.

        The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.6 percent of the Company’s real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the six months ended June 30, 2003, the Company incurred $1,504,724 of such fees.

        The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the “Expense Year”) the greater of 2 percent of average invested assets or 25 percent of net income (the “Expense Cap”). Operating expenses for the Expense Years ended June 30, 2003 and 2002, did not exceed the Expense Cap.

        CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). CCM made the arrangements for the $23,520,000 commercial paper loan described in Note 6 to the Condensed Consolidated Financial Statements of the Company in Item 1. The monthly interest payment due under the commercial paper loan includes a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan.

        The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amount deposited with this bank was $9,839,649 at June 30, 2003.

        In March 2003, the Advisor’s parent company purchased a 30 percent voting membership interest in a limited liability company, which is affiliated with five of the Company’s tenants that lease 27 of the Company’s 55 Properties as of August 8, 2003. Four of these five tenants contributed 37.6 percent of total rental income from operating leases and earned income from investments in direct financing leases for the six months ended June 30, 2003.

        The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings). The expenses incurred for these services were classified as follows for the six months ended June 30 (in thousands):

	2003	2002
Stock issuance costs	$2,223	$1,868
Investment properties on operating leases and other
assets	—	11
General operating and administrative expenses	580	214

	$2,803	$2,093

        Amounts due to related parties consisted of the following at (in thousands):

	June 30, 2003	December 31, 2002
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses on behalf
of the Company	$ 494	$ 1
Accounting and administrative services	163	76
Acquisition fees and miscellaneous acquisition
expenses	1,042	126

	1,699	203

Due to CNL Securities Corp.:
Commissions	1,682	145
Marketing support fees and due diligence expense
reimbursements	116	—

	1,798	145

	$3,497	$348

Other

        Management is not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor does management expect any material changes in the availability and relative cost of such capital resources. As offering proceeds continue to be invested, management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Critical Accounting Policies

        The Company’s leases are accounted for under the provisions of Statement of Accounting Standard No. 13, “Accounting for Leases” (“FAS 13”), and have been accounted for as either operating leases or direct financing leases. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management’s estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

        Management reviews its Properties and loans for impairment or potential loss as events or circumstances indicate that the carrying amount of the assets may not be recoverable. Management compares the estimated future undiscounted cash flows, including the residual value of the Property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to the estimated fair value.

Results of Operations

Revenues

        At June 30, 2003, the Company owned 54 Properties located in 22 states. Forty of the Properties are subject to operating leases and generally provide for an initial term of 15 years (expiring between 2015 and 2018). The operating leases generally provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. Thirteen of the Properties are subject to direct financing leases and each has a term of 35 years (expiring between 2037 and 2038). The direct financing leases contain provisions that allow each tenant to elect to purchase the Property at the end of the lease term for the Company’s initial investment amount and also allow each tenant to elect to purchase the Property at the end of the lease term for the same amount. The remaining Property is a parcel of land currently in a pre-construction phase with planned development for a seniors’ housing complex. Upon completion of the development, the Company expects to enter into a long-term management agreement with an operator of the Retirement Facility to operate and manage the Property.

        The Property leases provide for minimum annual base rent, generally payable in monthly installments. In addition, the leases provide that the minimum annual base rent required under the leases will increase at pre-determined intervals (generally on an annual basis). In addition to minimum annual base rent, the leases require the payment of contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved by the Properties. For the six months ended June 30, 2003 and 2002, the Company earned $24,361,942 and $4,377,797, respectively, in rental income from its Properties under operating leases and earned income from its Properties subject to direct financing leases ($16,115,289 and $2,976,424 of which was earned during the quarters ended June 30, 2003 and 2002, respectively). The Company also earned $857,234 and $33,738 in FF&E reserve income during the six months ended June 30, 2003 and 2002, respectively ($530,006 and $24,403 of which was earned during the quarters ended June 30, 2003 and 2002, respectively). The increase in rental and FF&E reserve income was due to the Company owning 54 Properties during the six months ended June 30, 2003, as compared to 11 Properties during the six months ended June 30, 2002. Because 17 Properties were owned for only a portion of the six months ended June 30, 2003 and additional Property acquisitions are expected to occur, rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

        During the six months ended June 30, 2003 and 2002, the Company also earned $497,935 and $560,932, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments ($262,536 and $303,932 of which was earned during the quarters ended June 30, 2003 and 2002, respectively). Although the average amount invested in short-term investments increased during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, interest income decreased due to a decrease in interest rates earned on the short-term investments. Interest income is expected to increase as the Company invests offering proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of the Company’s total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease. Interest income related to notes and other receivables for the six months ended June 30, 2003 was approximately $97,000.

Major Operators and Tenants

        Substantially all of the Properties owned by the Company as of June 30, 2003, are operated by either Sunrise Senior Living Services, Inc. or American Retirement Corporation (“ARC”). Forty-one Properties, which were previously operated by Marriott Senior Living Services, Inc., are now operated by Sunrise Senior Living Services, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc., formerly known as Sunrise Assisted Living, Inc. (“Sunrise”). In a press release dated March 31, 2003, Sunrise announced it had acquired all of the outstanding stock of Marriott Senior Living Services, Inc. When the stock sale was completed, the long-term management agreements, which the Company’s tenants had entered into with Marriott Senior Living Services, Inc., were assumed by Sunrise Senior Living Services, Inc. Sunrise Senior Living Services, Inc. now operates all of the Company’s Properties that were previously operated by Marriott Senior Living Services, Inc.

        Fifty-three of the Company’s Properties owned as of June 30, 2003, are leased to nine tenants, one of which contributed 23.6% of total rental income for the six months ended June 30, 2003. To mitigate credit risk, substantially all of the lease agreements contain Cross-Default and Pooling terms. In addition, as of June 30, 2003, the Company had $7,059,522 in security deposits related to certain Properties as well as the guarantees described below.

        In connection with five Properties previously operated by Marriott Senior Living Services, Inc., Marriott International, Inc. has, with certain limitations, guaranteed the tenant’s obligation to pay minimum rent due under the leases up to a maximum of $5,880,000. As of August 8, 2003, Marriott International, Inc. remains liable for the remaining guarantee balance of $3,644,851.

        Marriott International, Inc. had also guaranteed a tenant’s obligation to pay minimum rent due under a lease for a Property formerly operated by Marriott Senior Living Services, Inc., up to a maximum of $2,769,780. As of August 8, 2003, Sunrise Senior Living, Inc. had assumed this obligation and remains liable for the guarantee balance of $876,096.

        An affiliate of Prime Care Properties, LLC has guaranteed the tenants’ obligations to pay minimum rent due under 11 leases up to a maximum of $2,000,000. As of August 8, 2003, $1,096,523 of the guarantee had been used to pay rent leaving a remaining guarantee balance of $903,477. An affiliate of Prime Care Properties, LLC has also guaranteed two tenants’ obligations to pay minimum rent due under an additional lease up to a maximum of $500,000. As of August 8, 2003, the remaining amount under the guarantee was $302,068.

        In connection with six Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

        Although the Company intends to acquire additional Properties located in various states and regions and to carefully screen its tenants in order to reduce risks of default, failure of these tenants, their guarantors or the Sunrise or ARC brand chains would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by the Company’s current tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

Expenses

        Operating expenses were $12.2 million and $2.3 million for the six months ended June 30, 2003 and 2002, respectively ($8.2 million and $1.5 million for the quarters ended June 30, 2003 and 2002, respectively). Operating expenses for the six months ended June 30, 2003, increased as a result of the Company incurring asset management fees, general operating and administrative expenses and depreciation and amortization expense related to the Company owning 43 additional Properties. In addition, interest expense increased for the quarter and six months ended June 30, 2003, as a result of the Company increasing the average amount of debt outstanding as compared to the same periods in the prior year, offset partially by a decrease in interest rates. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties, invests in Mortgage Loans, obtains permanent financing and draws funds on its revolving line of credit. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

Funds from Operations

        Management considers funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net earnings determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the noncash effect of straight-lining rent increases throughout the lease term. This straight lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the six months ended June 30, 2003 and 2002, net earnings included $3,869,902 and $353,997, respectively, of these amounts.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company’s operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company’s ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company’s net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

        The following is a reconciliation of net earnings to FFO (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings	$12,913	$ 1,702	$21,417	$ 2,531
Adjustments:
Depreciation of real estate assets	3,789	786	5,826	1,166
Effect of unconsolidated subsidiary	65	22	129	22
Effect of minority interest	—	(47)	—	(47)

FFO	$16,767	$ 2,463	$27,372	$ 3,672

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain transactions entered into subsequent to January 31, 2003 could require the consolidation of certain tenant operating activities beginning after June 15, 2003. The consolidation of these entities, if required, is not expected to have a significant effect on the Company’s financial position nor results of operations.

        In May 2003, the FASB issued FASB Statement No.150 (“FASB 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FASB 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Financial instruments covered by FASB 150 include shares that are mandatorily redeemable, and other financial instruments that contain obligations to repurchase outstanding shares or contain conditional obligations that require settlement by issuance of a variable number of that issuer’s shares. FASB 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities which are subject to its provisions for the first fiscal period beginning after December 15, 2003. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

Statement Regarding Forward Looking Information

        The preceeding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as “believe,” “expect” and “may.” Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company’s line of credit, continued availability of proceeds from the Company’s offerings, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                                                   ABOUT MARKET RISK

        Substantially all of the Company’s mortgage loans payable at June 30, 2003, were subject to variable interest rates, adjusted monthly or quarterly, as described in the “Borrowings” section above. Therefore, the Company is exposed to market changes in interest rates. To mitigate interest rate risk, the Company can pay down the mortgages with offering proceeds should interest rates rise substantially.

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

        The Company may also be subjected to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially. The Company had $20,000,000 outstanding on its variable rate line of credit at June 30, 2003.

        Management estimates that a one-percentage point increase in interest rates for the six months ended June 30, 2003, would have resulted in additional interest costs of approximately $274,116. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company’s exposure to interest rate change, it is not intended to predict future results and the Company’s actual results will likely vary.

        To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the applicable portfolio. In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. For certain Properties, the Company has also required security deposits, guarantees from the tenant’s parent company or additional cash reserve accounts to be held at the tenant level. A guarantee from a parent company may be deemed necessary by the Company if a Property was recently opened and is still in the process of achieving a stable occupancy rate, in which case the Property would not be able to generate minimum rent until reaching occupancy stabilization. In order to determine the amount of the guarantee that would be needed to fund minimum rent, the Company develops estimates of future cash flow available to the tenant to pay minimum rent based on rent rolls and an analysis of the surrounding real estate market, including demographic information and industry standards, to predict operating expenses. The Company’s estimates are based on assumptions and there can be no assurances as to what actual amounts will need to be paid under the guarantees.

ITEM 4.                                CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings. Inapplicable.

Item 2.           Changes in Securities and Use of Proceeds. Inapplicable.

Item 3.           Defaults upon Senior Securities. Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.           Other Information.

On August 1, 2003, the board of directors accepted the resignation of James M. Seneff, Jr. as Chief Executive Officer (“CEO”) of the Company and appointed Thomas J. Hutchison, III as CEO. Mr. Hutchison has been President of the Company since June 2002. Mr. Seneff remains a director and the chairman of the board of the Company.

Item 6.           Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation. (Included as Exhibit 3.1 to the Registrant’s 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.2	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.3	CNL Health Care Properties, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation dated June 27, 2000. (Included as Exhibit 3.3 to the Registrant’s, June 30, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000, and incorporated herein by reference.)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Health Care Properties, Inc. dated August 24, 2000. (Included as Exhibit 3.5 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

3.5	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Registration Statement No.333-37480 on Form S-11 and incorporated herein by reference.)

3.6	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Registration Statement No.333-100347 on Form S-11 and incorporated herein by reference.)

3.7	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to Registration Statement No. 333-107486 on Form S-11 and incorporated herein by reference.)

4.1	Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 14, 2003, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.1 to the Registration Statement No. 333-100347 on Form S-11 and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31,2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000 Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.14 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement - AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.15 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.16 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.17 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement – AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.18 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.19 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek –Coconut Creek, Florida. (Included as Exhibit 10.20 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.21 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement - AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.22 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.23 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.24 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS — MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth – Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.30 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth –Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.31 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement – AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.26	Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside – Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh – Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.27 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside –Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh –Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.28 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.36 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.37 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace — Nashville, Tennessee. (Included as Exhibit 10.38 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace — Nashville, Tennessee. (Included as Exhibit 10.39 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue - Bellevue, Washington. (Included as Exhibit 10.40 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa - Santa Rosa, California. (Included as Exhibit 10.43 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa - Tulsa, Oklahoma. (Included as Exhibit 10.44 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings - Atlanta, Georgia. (Included as Exhibit 10.45 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood - Lynnwood, Washington. (Included as Exhibit 10.46 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.47 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet - Hemet, California. (Included as Exhibit 10.48 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth - Plymouth, Massachusetts. (Included as Exhibit 10.49 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby - Willoughby, Ohio. (Included as Exhibit 10.50 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.51 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois; Brighton Gardens of Tulsa - Tulsa, Oklahoma; MapleRidge of Hemet - Hemet, California; MapleRidge of Plymouth - Plymouth, Massachusetts; MapleRidge of Willoughby - Willoughby, Ohio and Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.52 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue - Bellevue, Washington; Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa - Santa Rosa, California; Brighton Gardens of Vinings - Atlanta, Georgia; Hearthside of Lynnwood - Lynnwood, Washington and Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.53 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.48 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b)	The Company filed the following reports during the quarter ended June 30, 2003: Form 8-K filed on April 1, 2003 to attach a press release as an exhibit under Item 7; Form 8-K filed on April 11, 2003, which included disclosure under Items 2, 5 and 7 in connection with the acquisition of 15 Properties; Form 8-K filed on April 29, 2003 to attach a press release as an exhibit under Item 7; Form 8-K/A filed on June 6, 2003, which included disclosure under Item 7 to include audited financial statements as a result of one of the tenants leasing 11 Properties with an aggregate carrying value that represented more than 20 percent of the Company’s total assets; Form 8-K filed on June 24, 2003, which included disclosure under Items 2, 5 and 7 in connection with the acquisition of one Property.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DATED this 8th day of August, 2003

CNL RETIREMENT PROPERTIES, INC.
By: /s/ Thomas J. Hutchison, III —————————————— THOMAS J. HUTCHISON, III Chief Executive Officer and President (Principal Executive Officer)
By: /s/ Stuart J. Beebe —————————————— STUART J. BEEBE Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

EXHIBITS

EXHIBIT INDEX

Exhibit Index

3.1	CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation. (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.2	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.3	CNL Health Care Properties, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation dated June 27, 2000. (Included as Exhibit 3.3 to the Registrant’s June 30, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2000, and incorporated herein by reference.)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Health Care Properties, Inc. dated August 24, 2000. (Included as Exhibit 3.5 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

3.5	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

3.6	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Registration Statement No. 333-100347 on Form S-11 and incorporated herein by reference.)

3.7	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to Registration Statement No. 333-107486 on Form S-11 and incorporated herein by reference.)

4.1	Reinvestment Plan (Included as Exhibit 4.4 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 14, 2003 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.1 to the Registration Statement No. 333-100347 on Form S-11 and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Registration Statement No. 333-47411 on Form S-11 and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.14 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement - AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.15 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.16 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.17 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement – AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.18 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.19 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek – Coconut Creek, Florida. (Included as Exhibit 10.20 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.21 to Registration Statement No. 333-37480 on Form S-11 and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement - AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.22 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.23 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.24 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS — MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth – Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.30 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth – Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.31 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement – AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.26	Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside – Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh – Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.27 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside – Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh – Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.28 to the Registrant’s September 30, 2002, Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.36 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.37 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace — Nashville, Tennessee. (Included as Exhibit 10.38 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as Exhibit 10.39 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue - Bellevue, Washington. (Included as Exhibit 10.40 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa - Santa Rosa, California. (Included as Exhibit 10.43 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa - Tulsa, Oklahoma. (Included as Exhibit 10.44 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings - Atlanta, Georgia. (Included as Exhibit 10.45 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood - Lynnwood, Washington. (Included as Exhibit 10.46 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.47 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet - Hemet, California. (Included as Exhibit 10.48 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth - Plymouth, Massachusetts. (Included as Exhibit 10.49 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby - Willoughby, Ohio. (Included as Exhibit 10.50 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.51 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois; Brighton Gardens of Tulsa - Tulsa, Oklahoma; MapleRidge of Hemet - Hemet, California; MapleRidge of Plymouth - Plymouth, Massachusetts; MapleRidge of Willoughby - Willoughby, Ohio and Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.52 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue - Bellevue, Washington; Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa - Santa Rosa, California; Brighton Gardens of Vinings - Atlanta, Georgia; Hearthside of Lynnwood - Lynnwood, Washington and Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.53 to Registration Statement No. 333-76538 on Form S-11 and incorporated herein by reference.) 10.47 Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.48 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.48 to the Registrant's March 31, 2003, Report on Form 10–Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant’s March 31, 2003, Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.1

I, Thomas J. Hutchison, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CNL Retirement Properties, Inc. (the “Registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 8, 2003	/s/ Thomas J. Hutchison, III
THOMAS J. HUTCHISON, III
Chief Executive Officer and President (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 31.2

I, Stuart J. Beebe, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CNL Retirement Properties, Inc. (the “Registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 8, 2003	/s/ Stuart J. Beebe
STUART J. BEEBE
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of June 30, 2003 and December 31, 2002 and its results of operations for the quarter and six months ended June 30, 2003.

Date: August 8, 2003	/s/ Thomas J. Hutchison, III
Thomas J. Hutchison, III
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of June 30, 2003 and December 31, 2002 and its results of operations for the quarter and six months ended June 30, 2003.

Date: August 8, 2003	/s/ Stuart J. Beebe
Stuart J. Beebe
Chief Financial Officer