Form 10-Q
period 2003-09-30
CNL RETIREMENT PROPERTIES INC
filed 2003-11-13
CIK 1055264

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

The number of shares of common stock outstanding as of November 10, 2003, was 129,525,649.

CONTENTS

Part I: Financial Information

Part I	Page
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Earnings	2
Condensed Consolidated Statments of Stockholders' Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
Part II: Other Information
Item 1. Legal Proceedings	32
Item 2. Changes in Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	33-40
Signatures	41
Exhibits

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	September 30,	December 31,
ASSETS	2003	2002
Investment properties:
Accounted for using the operating method, net	$ 872,128	$ 247,241
Accounted for using the direct financing method	395,632	134,382
Cash and cash equivalents	49,848	40,800
Restricted cash	12,314	1,685
Notes and other receivables	10,195	3,192
Investment in unconsolidated subsidiary	86	154
Loan costs, less accumulated amortization of $941 and $89	4,057	1,220
Lease intangible costs, less accumulated amortization of $917 and $273	21,181	6,898
Accrued rental income	6,764	1,218
Other assets	7,092	4,975

	$ 1,379,297	$ 441,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable	$ 223,382	$ 45,327
Bonds payable	90,631	—
Line of credit	20,000	—
Due to related parties	1,325	348
Accounts payable and accrued expenses	4,625	1,337
Security deposits	7,977	4,867
Rent paid in advance	—	91

Total liabilities	347,940	51,970

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, without par value
Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share
Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share
Authorized 450,000 and 100,000 shares, respectively,
issued 115,294 and 44,255 shares, respectively,
outstanding 115,174 and 44,211 shares, respectively	1,152	442
Capital in excess of par value	1,034,240	393,308
Accumulated distributions in excess of net earnings	(4,035)	(3,955)

Total stockholders' equity	1,031,357	389,795

	$ 1,379,297	$ 441,765

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share data)

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Revenues:
Rental income from operating leases	$15,587	$ 3,814	$36,973	$ 8,192
Earned income from direct financing leases	8,854	39	19,623	39
Interest income from mortgage loan receivable	—	23	—	23
Contingent rent	18	4	45	4
FF&E reserve income	611	69	1,468	102
Interest and other income	516	778	1,111	1,340

	25,586	4,727	59,220	9,700

Expenses:
Interest and loan cost amortization	2,556	509	5,245	928
General operating and administrative	1,350	328	3,531	878
Property expenses	7	20	26	20
Asset management fees to related party	1,121	190	2,626	398
Depreciation and amortization	4,747	1,005	10,589	2,170

	9,781	2,052	22,017	4,394

Earnings Before Equity in Earnings of Unconsolidated
Subsidiary and Minority Interest	15,805	2,675	37,203	5,306

Equity in Earnings of Unconsolidated Subsidiary	9	8	28	5

Minority Interest	—	(174)	—	(272)

Net Earnings	$15,814	$ 2,509	$37,231	$ 5,039

Net Earnings Per Share of Common Stock
(Basic and Diluted)	$ 0.16	$ 0.10	$ 0.50	$ 0.30

Weighted Average Number of Shares of
Common Stock Outstanding (Basic and Diluted)	98,567	24,999	74,175	16,932

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2003 and Year Ended December 31, 2002
(UNAUDITED)
(in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions
	Number of shares	Par Value	excess of par value	in excess of net earnings	Total

Balance at December 31, 2001	7,134	$71	$61,786	$(947)	$60,910

Subscriptions received for common
stock through public offerings and
distribution reinvestment plan	37,114	371	370,764	—	371,135

Stock issuance costs	—	—	(38,899)	—	(38,899)

Retirement of common stock	(37)	—	(343)	—	(343)

Net earnings	—	—	—	11,372	11,372

Distributions declared and paid
($0.7002 per share)	—	—	—	(14,380)	(14,380)

Balance at December 31, 2002	44,211	442	393,308	(3,955)	389,795

Subscriptions received for common
stock through public offerings and
distribution reinvestment plan	71,039	710	709,683	—	710,393

Stock issuance costs	—	—	(68,050)	—	(68,050)

Retirement of common stock	(76)	—	(701)	—	(701)

Net earnings	—	—	—	37,231	37,231

Distributions declared and paid
($.5297 per share)	—	—	—	(37,311)	(37,311)

Balance at September 30, 2003	115,174	$1,152	$1,034,240	$(4,035)	$1,031,357

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2003	2002
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$37,091	$9,181

Investing activities:
Investment in land, buildings and equipment on
operating leases	(507,796)	(93,623)
Investment in direct financing leases	(221,428)	(109,720)
Investment in lease intangibles	(14,928)	(7,170)
Investment in mortgage loans receivable	—	(1,870)
Collection of note receivable	2,000	—
Investment in note receivable	—	(2,384)
Investment in unconsolidated subsidiary	—	(372)
Distributions received from unconsolidated subsidiary	89	73
Payment of acquisition fees and costs	(54,909)	(8,124)
Increase in restricted cash	(10,629)	(763)

Net cash used in investing activities	(807,601)	(223,953)

Financing activities:
Proceeds from borrowings on mortgages payable	168,900	32,620
Principal payments on mortgages payable	(11,480)	(185)
Payment of loan costs	(3,689)	(885)
Proceeds from borrowings on line of credit	71,370	—
Repayments on line of credit	(51,370)	—
Proceeds from life care bonds	4,521	—
Repayment of life care bonds	(3,655)	—
Contributions received from minority interest	—	8,500
Distributions to minority interest	—	(221)
Subscriptions received from stockholders	710,393	231,061
Payment of stock issuance costs	(67,527)	(25,728)
Distributions to stockholders	(37,311)	(8,236)
Retirement of common stock	(594)	(30)

Net cash provided by financing activities	779,558	236,896

Net increase in cash and cash equivalents	9,048	22,124

Cash and cash equivalents at beginning of period	40,800	26,721

Cash and cash equivalents at end of period	$49,848	$48,845

Supplemental schedule of non-cash
investing and financing activities:
Mortgage assumed on property purchased	$20,635	$12,974

Bonds assumed on property purchased	$88,511	$—

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

1.	Summary of Significant Accounting Policies:

Organization – CNL Retirement Properties, Inc. is a corporation, which was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various other wholly owned subsidiaries of CNL Retirement Properties, Inc. have been or will be formed in the future for the purpose of acquiring and owning real estate. The term “Company” includes CNL Retirement Properties, Inc. and its subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (“REIT”).

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

Basis of Presentation –The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts included in the financial statements as of December 31, 2002, have been derived from audited financial statements as of that date.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Lease Intangibles – In connection with the acquisition of a Property that is subject to an operating lease, the Company allocates the cost associated with having an in-place lease at the date of acquisition to a lease intangible asset that is amortized on a straight-line basis over the initial term of the lease (generally 15 years).

Bonds Payable – In connection with the acquisition of two continuing care retirement communities (“CCRC’s”), the Company assumed non-interest bearing life care bonds payable to certain residents of the CCRC’s. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refundable until the unit has been successfully remarketed to a new resident. The Company issues new bonds to new residents and the proceeds received from the issuance of the new bonds are used to retire the existing bonds. As the maturity of these obligations is not determinable, interest is not imputed on these obligations.

Asset Impairment –Management reviews its Properties and Mortgage Loans for impairment or potential loss as events or circumstances indicate that the carrying amount of the assets may not be recoverable. Management compares the estimated future undiscounted cash flows, including the residual value of the Property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to the estimated fair value.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

1.	Summary of Significant Accounting Policies – Continued:

New Accounting Standards– In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should consolidate the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after December 15, 2003. The consolidation of these entities, if required, is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Financial instruments covered by SFAS 150 include shares that are mandatorily redeemable, and other financial instruments that contain obligations to repurchase outstanding shares or contain conditional obligations that require settlement by issuance of a variable number of that issuer’s shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for the provisions related to mandatorily redeemable non-controlling interests with finite lives. On October 29, 2003, the FASB delayed the effective date for the implementation of the provisions that relate to mandatorily redeemable non-controlling interests with finite lives. The Company does not expect the adoption of this statement to have a significant impact on the financial position or results of operations of the Company.

Reclassification –Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Public Offerings:

From its formation in December 1997 through April 3, 2003, the Company completed three public offerings of common stock pursuant to which it received subscription proceeds of $614.7 million (61.5 million shares) (collectively, the “Prior Offerings”). Immediately following the completion of the third public offering on April 3, 2003, the Company commenced a fourth public offering of up to 175 million shares of common stock ($1.75 billion) (the “2003 Offering”). Of the 175 million shares of common stock offered, up to 25 million are available to stockholders purchasing shares through the reinvestment plan. The price per share and other terms of the 2003 Offering, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same as for the Company’s Prior Offerings. As of September 30, 2003, the Company had received total subscription proceeds from its Prior Offerings and the 2003 Offering of $1.2 billion (115.3 million shares), including $5.5 million (0.5 million shares) through the reinvestment plan.

On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for the proposed sale by the Company of up to 400 million shares of common stock ($4.0 billion) in an offering expected to commence immediately following the completion of the Company’s 2003 Offering. Of the 400 million shares of common stock expected to be offered, up to 50 million shares are expected to be available to stockholders purchasing shares through the reinvestment plan. The Board of Directors has approved a resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion. The Board of Directors expects to submit this matter to the stockholders for approval at the 2004 annual meeting. Until such time, if any, that the shareholders approve an increase in the number of authorized shares of common stock of the Company, the proposed offering will be limited to 213 million shares.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

3.	Investment Properties:

Investment Properties Acquired– During the nine months ended September 30, 2003, the Company acquired 55 Properties for an aggregate purchase price of $853.5 million. The Properties were recorded at cost which was allocated between (i) land, building and equipment, based on fair value using appraisal data and (ii) lease intangible costs.

The following unaudited condensed pro forma information assumes that the Properties owned as of September 30, 2003, were owned on January 1, 2002. Additionally, it assumes that the effect of the sale of the Company’s common stock and assumption or issuance of mortgage debt had occurred on January 1, 2002, (in thousands):

	For the Nine Months ended September 30,
	2003	2002
Revenues	$103,111	$100,903
Expenses	41,837	38,298
Net earnings	61,303	62,770
Basic and diluted earnings per share	0.57	0.63

Weighted average number of common shares
outstanding - basic and diluted	107,246	99,561

Accounted for Using the Operating Method – As of September 30, 2003, the Company owned 56 Properties that are subject to operating leases. In addition, the Company owned six Properties in various stages of development, five of which are subject to operating leases and one of which is expected to be subject to an operating lease upon completion. Properties accounted for using the operating method consisted of the following at (in thousands):

	September 30, 2003	December 31, 2002
Land	$127,205	$34,967
Buildings	698,922	203,993
Equipment	33,368	11,024

	859,495	249,984
Less accumulated depreciation	(13,796)	(4,148)

	845,699	245,836
Construction in progress	26,429	1,405

	$872,128	$247,241

Operating leases generally have initial terms of 15 years and provide options that allow the tenants to renew the leases from 5 to 25 successive years subject to the same terms and conditions as the initial leases.

The leases provide for minimum and contingent rent and generally require minimum annual rents to increase at predetermined intervals during the lease terms. Increases in lease revenues are recognized on a straight-line basis over the initial terms of the leases commencing on the date the Property was placed in service. For the nine months ended September 30, 2003 and 2002, the Company recognized $5.5 million and $0.8 million, respectively ($1.7 million and $0.4 million of which was recognized during the quarters ended September 30, 2003 and 2002, respectively), from straight-lining lease revenues over current contractually due amounts. These amounts are included in rental income from operating leases in the accompanying consolidated statements of earnings.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

3.	Investment Properties - Continued:

Remaining future minimum lease payments contractually due under noncancellable operating leases at September 30, 2003 are as follows (in thousands):

2003	$15,366
2004	68,031
2005	69,761
2006	71,288
2007	73,465
Thereafter	766,164

$1,064,075

Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on certain leases if the Properties achieve specified operating performance thresholds. The amount of contingent rent payable is based on factors such as a percentage of the tenants’ gross revenues or occupancy rates. The Company defers recognition of contingent rental income until the thresholds requiring such payments in accordance with the lease terms are met.

Accounted for Using the Direct Financing Method – As of September 30, 2003, the Company owned 30 Properties that are subject to long-term leases that have been classified as direct financing leases. The components of net investment in direct financing leases consisted of the following at (in thousands):

	September 30, 2003	December 31, 2002
Minimum lease payments receivable	$1,477,437	$739,784
Estimated residual values	379,308	127,104
Less unearned income	(1,461,113)	(732,506)

Net investment in direct financing leases	$395,632	$134,382

Direct financing leases have initial terms that range from 10 to 35 years and provide for minimum annual rent. Lease payments relating to three direct financing leases with a carrying value of $58.0 million are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties. Certain leases contain provisions that allow the tenants to elect to purchase the Properties at the end of the lease terms for the Company’s aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the Properties at the end of the lease terms for the same amount.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

3.	Investment Properties – Continued:

Remaining future minimum lease payments to be received on direct financing leases at September 30, 2003, are as follows (in thousands):

2003	$9,627
2004	40,661
2005	41,922
2006	43,644
2007	44,630
Thereafter	1,296,953

$1,477,437

The above table does not include any amounts for contingent rents that may be received on certain leases based on a percentage of gross revenues if the Properties achieve specified occupancy rates.

For the quarter and nine months ended September 30, 2003, the Company recognized $18,000 and $45,000, respectively, in contingent rent related to its investment Properties. The Company recognized $4,000 in contingent rent during the quarter and nine months ended September 30, 2002.

4.	Restricted Cash:

Restricted cash at September 30, 2003 and December 31, 2002, included $2.5 million and $3.2 million, respectively, of FF&E reserves and restricted security deposits. In addition, the balance at September 30, 2003, includes $9.8 million held in escrow to fund the acquisition of a Property pending certain regulatory approvals.

5.	Notes and Other Receivables:

Notes and other receivables included the following at (in thousands):

	September 30, 2003	December 31, 2002
Rental revenues receivable	$8,503	$809
Life care bond proceeds receivable	1,255	—
Other receivables	437	345
Note receivable	—	2,000
Accrued interest receivable	—	38

	$10,195	$3,192

6.	Other Assets:

Other assets as of September 30, 2003 and December 31, 2002, were $7.1 million and $5.0 million, respectively, and consisted of miscellaneous prepaid expenses and miscellaneous acquisition costs that will be capitalized to land, buildings, equipment, lease intangible costs or investment in direct financing leases upon the purchase of Properties.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

7.	Indebtedness:

Mortgages payable and the net book value (“NBV”) of the associated collateral consisted of the following at (in thousands):

	September 30, 2003		December 31, 2002
	Mortgage Payable	NBV	Mortgage Payable	NBV
Mortgage payable, bearing interest at a variable
rate that ranged from 30-day LIBOR plus 350 basis
points to 8.00 percent, was paid in full on August
29, 2003	$—	$—	$12,743	$18,013

Three mortgages payable, each bearing interest at
30-day LIBOR plus 325 basis points, with a minimum
interest rate of 5.00 percent (5.00 percent at
September 30, 2003), with monthly principal and
interest payments, maturing March 31, 2005	25,786	54,098	—	—

Mortgage payable, bearing interest at 90-day LIBOR
plus 390 basis points, with a minimum interest rate
of 6.50 percent (6.50 percent at September 30,
2003), with monthly principal and interest
payments, maturing August 31, 2007	10,850	19,464	9,064	19,870

Mortgage payable, bearing interest at 262 basis
points over the 30-day LIBOR (3.74 percent at
September 30, 2003), with monthly payments of
interest only, maturing September 7, 2007	23,520	59,298	23,520	60,381

Mortgage payable, bearing interest at 7.83 percent,
with monthly principal and interest payments,
maturing October 2, 2008	20,401	25,827	—	—
Fourteen mortgages payable, each bearing interest
at 5.13 percent until December 31, 2003, with rates
increasing annually to a maximum of 7.25 percent
Interest on the loan is recorded using the
effective interest rate of 5.60 percent. Interest
only payments to December 31, 2005 and principal
and interest payments thereafter until maturity on
September 30, 2010	92,500	194,072	—	—

Two mortgages payable, each bearing interest at
5.79 percent, with monthly principal and interest
payments, maturing September 1, 2012	50,325	75,740	—	—

	$223,382	$428,499	$45,327	$98,264

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

7.	Indebtedness - Continued:

The following is a schedule of contractually due amounts for all mortgages payable at September 30, 2003 (in thousands):

2003	$388
2004	2,072
2005	26,722
2006	3,491
2007	37,488
Thereafter	153,221

Total	$223,382

On March 28, 2003, in connection with the purchase of two CCRC Properties, the Company assumed approximately $88.5 million in non-interest bearing life care bonds payable to certain residents of the two Properties. During the quarter ended September 30, 2003, the tenant of the two CCRC’s retired certain existing bonds and issued additional bonds to new residents on behalf of the Company. At September 30, 2003, approximately $90.6 million was outstanding in bonds payable. In addition, in accordance with the lease agreements relating to these two Properties, the Company has committed to fund capital improvements up to an aggregate amount of $6.3 million, and as of September 30, 2003, the Company had funded $2.6 million.

The Company has a revolving line of credit (the “Revolving LOC”) to fund the acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million for a two-year period expiring March 16, 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets, until maturity, and is collateralized by certain Properties with a carrying value of approximately $117.7 million. The Revolving LOC contains provisions that allow the facility to be increased up to $125.0 million upon the Company pledging additional Properties as collateral. This facility has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. At September 30, 2003, $20.0 million was outstanding under the Revolving LOC at an interest rate of 3.74 percent.

On September 9, 2003, the Company entered into a six-month, $50.0 million credit facility agreement that has a 120-day funding option with a commercial lender. The loan may be extended for two additional three-month periods and may be used to fund the acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. During the initial term, the loan will bear interest at a variable rate, as selected by the Company, equal to LIBOR plus 300 basis points or the higher of (i) the bank’s prime rate plus 100 basis points or (ii) the Federal Funds rate plus 150 basis points, payable monthly, and will require monthly principal payments of $2.5 million until maturity. As of September 30, 2003, there were no amounts outstanding under this loan.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

8.	Commitments and Contingencies:

The following table presents the Company’s commitments, contingencies and guarantees and related expiration periods as of September 30, 2003 (in thousands):

Commitments, Contingencies and Guarantees	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured
promissory note of
unconsolidated
subsidiary (1)	$ —	$ 2,471	$ —	$ —	$ 2,471
Earnout provisions (2)	1,934	9,900	—	—	11,834
Capital improvements
to investment
Properties	9,585	—	—	—	9,585
Pending investments (3)	14,780	—	—	—	14,780

Total Commitments,
Contingencies and
Guarantees	$26,299	$12,371	$ —	$ —	$38,670

(1)	In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67 percent, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of September 30, 2003, the unsecured promissory note had an outstanding balance of approximately $14.8 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)	In connection with the acquisition of seven Properties, the Company may be required to make additional payments (the “Earnout Amount”) if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company’s initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the respective lease will be amended and annual minimum rent will increase accordingly. Earnout Amounts related to two Properties are subject to future values and events that are not quantifiable at September 30, 2003, and are not included in the table above.

(3)	As of September 30, 2003, the Company had commitments to acquire two Properties located in two states, subject to the fulfillment of certain conditions.

9.	Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company’s outstanding common stock at the beginning of such 12-month period. During the nine months ended September 30, 2003, and the year ended December 31, 2002, 76,288 and 37,306 shares, respectively of common stock were redeemed for $0.7 million and $0.3 million ($9.20 per share), respectively, and retired from shares outstanding of common stock.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

10.	Stock Issuance Costs:

The Company has incurred offering expenses, including selling commissions, marketing support fees and due diligence expense reimbursements, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees, and due diligence expense reimbursements will not exceed 13 percent of the proceeds raised in connection with the Company’s offerings. During the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company incurred $68.0 million and $38.9 million, respectively, in offering costs, including $56.8 million and $29.7 million, respectively, in selling commissions, marketing support fees and due diligence expense reimbursements. These amounts are treated as stock issuance costs and charged to stockholders’ equity.

11.	Distributions:

For the nine months ended September 30, 2003 and September 30, 2002, approximately 80 percent and 50 percent of the distributions paid to stockholders were considered ordinary income and approximately 20 percent and 50 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2003, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 2003, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2003.

12.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. (“CNL Securities”). A director of the Company owns a controlling interest in the parent of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing, and the acquisition, management and sale of the assets of the Company.

CNL Securities receives selling commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with its Prior Offerings and the 2003 Offering. During the nine months ended September 30, 2003 and 2002, the Company incurred $53.3 million and $17.3 million, respectively, of such fees, the majority of which were reallowed to other broker-dealers.

In addition, CNL Securities is entitled to receive a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares from its Prior Offerings and the 2003 Offering. During the nine months ended September 30, 2003 and 2002, the Company incurred $3.6 million and $1.3 million, respectively, of such fees, the majority of which were reallowed to other broker-dealers.

CNL Securities will also receive, in connection with one of the Company’s Prior Offerings, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003, until such time, if any, as the Company’s common stock is listed on a national securities or over-the-counter market in the amount equal to 0.2 percent of the aggregate investment of stockholders who purchased shares in the applicable offering. CNL Securities in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of September 30, 2003, no such fees had been incurred.

The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, the Advisor will receive an acquisition fee equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time of listing of the Company’s common stock on a national securities exchange or over-the-counter market. During the nine months ended September 30, 2003 and 2002, the Company incurred $40.9 million and $12.4 million, respectively, of such fees, including $8.9 million and $2.1 million, respectively, of acquisition fees on permanent financing. These fees are included in other assets in the accompanying balance sheets prior to being allocated to individual Properties or lease intangible costs.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

12.	Related Party Arrangements – Continued:

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.60 percent of the Company’s real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the nine months ended September 30, 2003 and 2002, the Company incurred $2.6 million and $0.4 million, respectively, of these fees.

The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the “Expense Year”) the greater of 2 percent of average invested assets or 25 percent of net income (the “Expense Cap”). Operating expenses for the Expense Years ended September 30, 2003 and 2002 did not exceed the Expense Cap.

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). CCM made the arrangements for the $23.5 million loan described in Note 7. Prior to August 18, 2003, the monthly interest payments due under the loan included a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the loan. From its origination in June 2002, the loan was a commercial paper backed loan with an interest rate at the commercial paper rate, as determined by market demand, plus a margin of 1.86 percent that was inclusive of liquidity fees and administrative costs. CCM was paid $0.2 million and $0.1 million during the nine months ended September 30, 2003 and 2002, respectively, related to these services. On August 18, 2003, the loan converted from a commercial paper loan to a direct loan with a third party commercial lender. The direct loan bears interest at 30-day LIBOR plus 262 basis points with interest payable monthly.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were $15.9 million and $5.7 million at September 30, 2003, and December 31, 2002, respectively.

The Company owns a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The Company periodically receives distributions from the partnership. During each of the nine months ended September 30, 2003 and 2002, the Company received $89,000 in distributions from the partnership.

In March 2003, the Advisor’s parent company purchased a 30 percent voting membership interest in a limited liability company, which is affiliated with six of the Company’s tenants that leased 45 of the Company’s 92 Properties as of September 30, 2003. These six tenants contributed 34.6 percent of total rental income from operating leases and earned income from investments in direct financing leases for the nine months ended September 30, 2003.

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings). The expenses incurred for these services were classified as follows for the nine months ended September 30, (in thousands):

	2003	2002
Stock issuance costs	$3,442	$2,068
Investment properties on operating leases and other
assets	—	20
General operating and administrative expenses	941	351

	$4,383	$2,439

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

12.	Related Party Arrangements - Continued:

Amounts due to related parties consisted of the following at (in thousands):

	September 30, 2003	December 31, 2002
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses on behalf
of the Company	$173	$1
Accounting and administrative services	220	76
Acquisition fees and miscellaneous acquisition costs	436	126

	829	203

Due to CNL Securities:
Selling commissions	451	145
Marketing support fees and due diligence expense
reimbursements	45	--

	496	145

	$1,325	$348

13.	Concentration of Credit Risk:

At September 30, 2003, 70 of the 92 Properties owned by the Company were operated by Sunrise Senior Living Services, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc., formerly known as Sunrise Assisted Living, Inc. (“Sunrise”). The 70 Properties include 41 Properties that were previously operated by Marriott Senior Living Services, Inc. In a press release dated March 31, 2003, Sunrise announced it had acquired all of the outstanding stock of Marriott Senior Living Services, Inc. When the stock sale was completed, the long-term management agreements, which the Company’s tenants had entered into with Marriott Senior Living Services, Inc., were assumed by Sunrise Senior Living Services, Inc. Additionally, five Properties owned by the Company as of September 30, 2003, are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise. Upon completion of each development, each Property will be operated by Sunrise Senior Living Services, Inc. Four additional operators manage the remaining 17 Properties owned by the Company as of September 30, 2003.

Ninety-one of the Company’s Properties owned as of September 30, 2003, are leased to 12 tenants, five of which individually contributed between 10 percent and 21 percent (an aggregate of 67.8 percent) of the Company’s total rental income from operating leases and earned income from direct financing leases for the nine months ended September 30, 2003. The remaining Property owned by the Company as of September 30, 2003, is a parcel of land on which a retirement facility is being constructed.

To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in the portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of September 30, 2003, the Company had $8.0 million in security deposits related to certain Properties as well as the guarantees described below.

In connection with five Properties previously operated by Marriott Senior Living Services, Inc., Marriott International, Inc, with certain limitations, remains as guarantor of the tenant’s obligation to pay minimum rent due under the leases up to a maximum of $5.9 million. As of September 30, 2003, Marriott International, Inc.‘s remaining guarantee is $3.2 million. Marriott International, Inc. had also guaranteed a tenant’s obligation to pay minimum rent due under a lease for a Property formerly operated by Marriott Senior Living Services, Inc., up to a maximum of $2.8 million. As of September 30, 2003, Sunrise Senior Living Services, Inc. had assumed this obligation and remains liable for the guarantee balance of $0.8 million.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(UNAUDITED)
Nine Months Ended September 30, 2003 and 2002

13.	Concentration of Credit Risk – Continued:

An affiliate of Prime Care Properties, LLC (“Prime Care”) has guaranteed the tenants’ obligations to pay minimum rent due under 11 leases up to a maximum of $2.0 million. As of September 30, 2003, the remaining guarantee balance was $0.3 million. An affiliate of Prime Care has also guaranteed two tenants’ obligations to pay minimum rent due under an additional lease up to a maximum of $0.5 million. As of September 30, 2003, the affiliate of Prime Care remained liable for the remaining guarantee balance of $0.3 million.

In connection with the purchase of five Properties that are being developed by Sunrise Development, Inc., Sunrise Senior Living Services, Inc. has guaranteed the tenants’ obligations to pay minimum rent due under the leases from the date of acquisition until the later of (i) 30 months or (ii) 18 months after the final development date.

In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation (“ARC”), ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

Although the Company acquires Properties located in various states and regions and carefully screens its tenants in order to reduce risks of default, failure of these tenants, their guarantors or the Sunrise brand would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

14.	Subsequent Events:

On October 3, 2003, the Company entered into an initial commitment with a commercial lender for a $130.0 million mortgage loan collateralized by 22 Properties owned by the Company as of September 30, 2003. Prior to loan closing, the Company will select a 5 or 7-year term. A fixed interest rate will be determined one week prior to closing based on a U.S. Treasury rate plus a premium that ranges from 225 basis points to 330 basis points. The Company expects to close on the loan in the fourth quarter of 2003.

On October 9, 2003, the Company entered into an initial commitment with a commercial bank for an $8.0 million mortgage loan collateralized by a Property owned by the Company as of September 30, 2003. Prior to loan closing, the Company will select either a 5-year term with a fixed interest rate of 6.125 percent or a 7-year term with a fixed interest rate of 6.625 percent. The Company expects to close on the loan in the fourth quarter of 2003. An independent director of the Company serves as chairman and chief executive officer of this commercial bank.

On October 23, 2003, the Company obtained an $8.9 million construction loan related to one of the Company’s Properties that is under construction. The loan requires interest only payments at a variable rate of LIBOR plus a premium that ranges from 225 basis points to 275 basis points based on the Property’s occupancy levels until maturity on December 31, 2005. Concurrent with the loan closing, the Company drew $6.0 million to fund construction costs.

In October 2003, the Company entered into initial commitments to acquire 25 additional Properties for an aggregate purchase price of $198.1 million. The acquisition of these Properties is subject to the fulfillment of certain conditions. There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these Properties will be acquired by the Company. The Company plans to obtain permanent financing of approximately $52.1 million in connection with the acquisition of ten of these Properties.

During the period October 1, 2003 through November 10, 2003, the Company received subscription proceeds for an additional 14.4 million shares ($143.5 million) of common stock.

On October 1, 2003 and November 1, 2003, the Company declared distributions of $0.0589 per share of common stock (totaling $6.8 million and $7.5 million, respectively), payable by December 31, 2003, to stockholders of record on October 1, 2003 and November 1, 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The Company

        CNL Retirement Properties, Inc. is a corporation, which was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various other wholly owned subsidiaries of CNL Retirement Properties, Inc. have been and will be formed in the future for the purpose of acquiring and owning real estate. The term “Company” includes CNL Retirement Properties, Inc. and its subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a “REIT”).

        The Company acquires real estate properties (“Properties”) related to seniors’ housing and retirement facilities (“Retirement Facilities”) primarily located across the United States of America. The Retirement Facilities may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities, medical office buildings and walk-in clinics and similar types of health care related facilities. The Properties are leased on a long-term, “triple-net” basis to operators of Retirement Facilities or to other tenants that engage third party managers. Under the Company’s triple-net leases, the tenants generally are responsible for repairs, maintenance, property taxes, utilities and insurance as well as the payment of rent. The tenants’ ability to satisfy the lease obligations depends primarily on the Properties’ operating results. In addition, with respect to certain Properties, various forms of credit enhancements, such as corporate guarantees and security deposits, secure a portion of the tenants’ obligations. The Company selects its Properties for investment based on a credit underwriting process designed to identify Properties that management believes will be able to fund the related lease obligations.

        The Company may provide mortgage financing (the “Mortgage Loans”) to operators of Retirement Facilities secured by real estate owned by the borrower. However, because we prefer to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of no more than 5 percent to 10 percent of total assets. The Company expects that the interest rates and terms of the Mortgage Loans will be similar to those of its leases. The Company also may provide furniture, fixtures and equipment (“FF&E”) financing through loans or direct financing leases (collectively, the “Secured Equipment Leases”). The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10 percent of the Company’s total assets. The Company has retained CNL Retirement Corp. (the “Advisor”) as its advisor to provide management, acquisition, advisory and administrative services.

Liquidity and Capital Resources

Common Stock Offerings

        In 1998, the Company registered its initial offering of common stock and in connection with the initial offering, the Company received subscription proceeds of $9.7 million (971,898 shares). Following termination of the initial offering on September 18, 2000, the Company commenced its second public offering (the “2000 Offering”). On May 24, 2002, the Company completed its 2000 Offering from which it received subscription proceeds of $155 million (15.5 million shares). Immediately following the completion of the 2000 Offering, the Company commenced its third public offering (the “2002 Offering”) of up to 45 million shares of common stock ($450 million). On April 3, 2003, the Company completed its 2002 Offering from which it received subscription proceeds of $450 million (45 million shares), and immediately commenced its fourth public offering of common stock of up to 175 million shares ($1.75 billion) (the “2003 Offering”). Of the 175 million shares of common stock offered, up to 25 million shares are available to stockholders purchasing shares through the reinvestment plan.

        On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for the proposed sale by the Company of up to 400 million shares of common stock ($4 billion) in an offering expected to commence immediately following the completion of the Company’s 2003 Offering. Of the 400 million shares of common stock expected to be offered, up to 50 million shares are expected to be available to stockholders purchasing shares through the reinvestment plan. The Board of Directors has approved a resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion. The Board of Directors expects to submit this matter to the stockholders for approval at the 2004 annual meeting. Until such time, if any, that the shareholders approve an increase in the number of authorized shares of common stock of the Company, the proposed offering will be limited to 213 million shares.

        From its formation in December 1997 through September 30, 2003, the Company has received an initial $0.2 million (20,000 shares) contribution from the Advisor and subscription proceeds of $1.1 billion (114.7 million shares), including $5.5 million (547,733 shares) through the distribution reinvestment plan. As of September 30, 2003, net proceeds to the Company from its offerings of shares and capital contributions from the Advisor, after the deduction of selling commissions, the marketing support fee, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $1.0 billion. As of September 30, 2003, the Company had used approximately $843.8 million of net offering proceeds, $224.0 million of loan proceeds from permanent financing and $71.4 million of proceeds from its revolving line of credit, as well as, the assumption of $88.5 million in bonds payable to invest approximately $1.2 billion in 92 Properties located in 27 states (see “Property Acquisitions” below). As of September 30, 2003, the Company had repaid approximately $51.4 million in advances relating to its revolving line of credit, had paid $73.4 million in acquisition fees and expenses and had used $1.1 million to redeem 120,325 shares of common stock, leaving approximately $60.1 million available for investment in Properties and Mortgage Loans. The Company believes that the net proceeds received from the 2003 Offering and any additional offerings will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company’s shares are listed on a national securities exchange or over-the-counter market (“Listing”). Under the Company’s Articles of Incorporation, if the Company does not list by December 31, 2008, it will commence an orderly liquidation of its assets and the distributions of net proceeds to its stockholders.

        During the period October 1 through November 10, 2003, the Company received additional offering proceeds of approximately $143.5 million. The Company expects to use any uninvested net offering proceeds, plus any additional net offering proceeds from the 2003 Offering and future offerings to purchase additional Properties and to a lesser extent, to invest in Mortgage Loans and other permitted investments. In addition, the Company intends to borrow money to acquire assets and to pay certain related fees. The Company intends to encumber assets in connection with such borrowing. Based on the current policy, the aggregate amount of any permanent financing is not expected to exceed 40 percent of the Company’s total assets. This policy may be changed by the Company’s board of directors; however, in accordance with the Company’s Articles of Incorporation, the maximum amount the Company may borrow is 300 percent of the Company’s net assets.

Redemptions

        The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25 percent of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5 percent of the number of shares of the Company’s outstanding common stock at the beginning of the 12-month period. During the nine months ended September 30, 2003, 76,288 shares were redeemed at $9.20 per share (for a total of $0.7 million) and retired.

Property Acquisitions

        At September 30, 2003, the Company owned 92 Properties located in 27 states, including six Properties in various stages of development. With the exception of one Property under development, the Company, as lessor, has entered into long-term lease agreements relating to the Properties. Upon completion of the development of the one Property, the Company expects to enter into a long-term lease agreement with an operator of the Retirement Facility to operate and manage the Property. The leases are on a triple-net basis, meaning the tenants are required to pay all repairs, maintenance, property taxes, utilities and insurance. Generally, the tenants are also required to make expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose.

        During the nine months ended September 30, 2003, the Company acquired 37 Properties that are subject to operating leases for an aggregate purchase price of approximately $611.2 million plus closing costs. The operating leases generally provide for an initial term of 15 years and options that allow the tenants to renew the leases from 5 to 25 successive years subject to the same terms and conditions as the initial leases. The leases provide for minimum annual base rent, generally payable in monthly installments, with increases at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, substantially all of the leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreement, are achieved by the Properties. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment.

        On March 31, 2003, the Company acquired two Properties through a direct financing transaction with a subsidiary of Prime Care Properties, LLC for $22.6 million plus closing costs. The Company, as lessor, has entered into a 35-year lease agreement that requires aggregate minimum annual rent of approximately $2.5 million through December 31, 2003, and 2.5 percent annual increases thereafter. In addition to minimum rent, the lease requires additional rent, which is based on a percentage of the tenant’s gross revenues if the Properties achieve specified occupancy rates. The lease also provides for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. All property purchased with the funds from the FF&E reserve will remain the property of the tenant. The lease contains provisions that allow the tenant to purchase the Properties at the end of the lease term for the Company’s initial investment amount. The lease also permits the Company to require the tenant to purchase the Properties at the end of the lease term for the same amount. An affiliate of the tenant has guaranteed the tenant’s obligations to pay minimum rent due under the lease up to a maximum of $0.5 million. As of September 30, 2003, the remaining amount available under the guarantee was $0.3 million.

        On August 29, 2003, the Company acquired 14 Properties for an aggregate purchase price of $184.5 million. The Company, as lessor, has entered into 21.5-year lease agreements related to the Properties. The transaction was classified as a direct financing transaction due to the present value of the minimum lease payments being greater than 90 percent of the fair market value of the Property at the lease commencement date. In addition to minimum rent, the leases provide for the tenant to fund an FF&E reserve fund. All property purchased with the funds from the FF&E reserve will be owed by the Company.

        During the nine months ended September 30, 2003, the Company also acquired two parcels of land for an aggregate purchase price of approximately $35.0 million. The Company, as lessor, has entered into a 10-year lease agreement relating to each Property. The transaction was classified as a direct financing transaction due to the leases providing a bargain purchase option that may be exercised by the tenants at the beginning of the fifth lease year. Minimum lease payments under the lease agreements are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties.

        At September 30, 2003, 70 of the 92 Properties owned by the Company were operated and managed by Sunrise Senior Living Services, Inc. Additionally, five Properties owned by the Company at September 30, 2003, are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise. (see the “Operating Results – Major Operators and Tenants” section below). Five additional operators, including Erickson Retirement Communities, LLC and American Retirement Corporation, manage the remaining 17 Properties owned by the Company as of September 30, 2003.

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

        At September 30, 2003, the Company’s restricted cash balance included $9.8 million that was held in escrow to fund the acquisition of a Property pending certain regulatory approvals. The Company expects to acquire the Property in the fourth quarter of 2003.

Borrowings

      Line of Credit

        In March 2003, the Company replaced its existing $25.0 million line of credit with a two-year, $85.0 million revolving line of credit that may be amended to allow the line of credit to be increased up to $125.0 million. Eleven Properties with an aggregate cost of $115.2 million collateralize the $85.0 million revolving line of credit; however, the collateral provided by these 11 Properties only allows the Company to draw up to $71.4 million under the revolving line of credit. The Company would be required to pledge additional Properties as collateral to fully maximize the $85.0 million liquidity available under the revolving line of credit. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates until maturity, depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets, and has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. The Company may use the revolving line of credit to fund acquisitions, pay fees, make distributions and fund working capital for general business purposes. Periodically, the Company expects to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. In March 2003, the Company borrowed $71.4 million on the line of credit to acquire several Properties described in “Liquidity and Capital Resources – Property Acquisitions” above. As of September 30, 2003, the Company had an outstanding balance of $20.0 million on the line of credit. In connection with the $85.0 million revolving line of credit, the Company has incurred $1.9 million in loan fees and costs.

      Permanent Financing

        In connection with the acquisition of three Properties on March 27, 2003, the Company obtained permanent financing comprised of three loans in the aggregate amount of $26.0 million. The loans bear interest at a variable rate based on 30-day LIBOR plus 325 basis points with a minimum interest rate of 5 percent per annum. The loans require monthly principal and interest payments through March 31, 2005, with the unpaid principal balances and all accrued interest due at that time. The loans have certain financial covenants which are typically found in commercial loans and which are based on the combined operations of the three Properties. In connection with the loans, the Company incurred loan fees and closing costs of approximately $0.4 million. These loans are cross-collateralized and cross-defaulted.

        In connection with the purchase of two Properties on March 31, 2003, the Company assumed a mortgage in the amount of $20.6 million that matures in October 2008. The mortgage bears interest at a fixed rate of 7.83 percent per annum and requires monthly principal and interest payments.

        In connection with the purchase of two Properties on August 25, 2003, the Company obtained permanent financing comprised of two loans in the aggregate amount of $50.4 million. The loans bear interest at a fixed rate of 5.79 percent. The loans require monthly principal and interest payments through September 1, 2012 with all unpaid principal and interest due at that time. The loan provisions allow the Company to extend the loans for one additional year with a variable interest rate based on a LIBOR index. In connection with the loans, the Company incurred loan costs of $0.7 million.

        In connection with the acquisition of 14 Properties on August 29, 2003, the Company borrowed a total of $92.5 million under subordinated mortgage notes collateralized by the 14 Properties, payable to the seller. The seller remains liable for existing first mortgage notes collateralized by the 14 Properties. The seller has agreed to indemnify the Company for any claims against the Properties under the first mortgage notes. The subordinated mortgage notes have initial terms of seven years with an interest rate of 5.13 percent for 2003, 5.38 percent for 2004, 6.06 percent for 2005, and the interest rate increases by 3 percent of the prior year’s per annum interest rate each calendar year thereafter to a maximum rate of 7.25 percent to maturity. Interest on the loan is recorded using the effective interest rate of 5.60 percent. The loan requires interest only payments through calendar year 2005 with principal and interest payments due thereafter until maturity on September 30, 2010. At the end of the initial loan terms, the Company has three consecutive renewal options of five years each with terms similar to the initial loan terms.

        On August 29, 2003, the Company paid off a mortgage with an outstanding balance of approximately $12.6 million using proceeds from the 2003 Offering.

        On September 9, 2003, the Company entered into a six-month, $50.0 million credit facility agreement that has a 120-day funding option with a commercial lender. The loan may be extended for two additional three-month periods and may be used to fund the acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. During the initial term, the loan will bear interest at a variable rate, as selected by the Company, equal to LIBOR plus 300 basis points or the higher of (i) the bank’s prime rate plus 100 basis points or (ii) the Federal Funds rate plus 150 basis points, payable monthly, and will require monthly principal payments of $2.5 million until maturity. As of September 30, 2003, there were no amounts outstanding under this loan.

        As of September 30, 2003, the Company had 22 mortgage loans with an aggregate outstanding balance of approximately $223.4 million collateralized by 27 Properties.

        On October 3, 2003, the Company entered into an initial commitment with a commercial lender for a $130.0 million mortgage loan collateralized by 22 Properties owned by the Company as of September 30, 2003. Prior to loan closing, the Company will select a 5 or 7-year term. A fixed interest rate will be determined one week prior to closing based on a U.S. Treasury rate plus a premium that ranges from 225 basis points to 330 basis points. The Company expects to close on the loan in the fourth quarter of 2003.

        On October 9, 2003, the Company entered into an initial commitment with a commercial bank for an $8.0 million mortgage loan collateralized by a Property owned by the Company as of September 30, 2003. Prior to loan closing, the Company will select either a 5-year term with a fixed interest rate of 6.125 percent or a 7-year term with a fixed interest rate of 6.625 percent. The Company expects to close on the loan in the fourth quarter of 2003. An independent director of the Company serves as chairman and chief executive officer of this commercial bank.

        On October 23, 2003, the Company obtained an $8.9 million construction loan related to one of the Company’s Properties that is under construction. The loan requires interest only payments at a variable rate of LIBOR plus a premium that ranges from 225 basis points to 275 basis points based on the Property’s occupancy levels until maturity on December 31, 2005. Concurrent with the loan closing, the Company drew $6.0 million to fund construction costs.

      Bonds Payable

        In connection with the acquisition of two continuing care retirement communities (“CCRC’s”) in March 2003, the Company assumed approximately $88.5 million in non-interest bearing life care bonds payable to certain residents of the two Retirement Facilities. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refundable until the unit has been successfully remarketed to a new resident. The Company issues new bonds to new residents of these Retirement Facilities, and the proceeds from the new bonds are used to retire the existing bonds. As of September 30, 2003, the bonds payable had an outstanding balance of approximately $90.6 million.

      Contractual Obligations and Commitments

        The following table presents the Company’s contractual cash obligations and related payment periods as of September 30, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$388	$28,794	$40,979	$153,221	$ 223,382
Revolving line of credit	—	20,000	—	—	20,000
Refundable life care bonds (1)	—	—	—	90,631	90,631
Refundable tenant security deposits	—	—	—	7,977	7,977

Total Contractual Cash
Obligations	$388	$48,794	$40,979	$251,829	$341,990

(1)	It is expected that the proceeds from the issuance of new bonds will be used to retire the existing bonds; therefore, bond redemptions do not create a current net cash obligation for the Company.

        The following table presents the Company’s commitments, contingencies and guarantees and related expiration periods as of September 30, 2003 (in thousands):

Commitments, Contingencies and Guarantees	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured
promissory note of
unconsolidated
subsidiary (1)	$ —	$ 2,471	$ —	$ —	$ 2,471
Earnout provisions (2)	1,934	9,900	—	—	11,834
Capital improvements to
investment Properties	9,585	—	—	—	9,585
Pending investments (3)	14,780	—	—	—	14,780

Total Commitments,
Contingencies and
Guarantees	$26,299	$12,371	$ —	$ —	$38,670

(1)	In connection with the acquisition of a 10 percent limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67 percent, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of September 30, 2003, the unsecured promissory note had an outstanding balance of approximately $14.8 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)	In connection with the acquisition of seven Properties, the Company may be required to make additional payments (the “Earnout Amount”) if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company’s initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the respective lease will be amended and annual minimum rent will increase accordingly. Earnout Amounts related to two Properties are subject to future values and events, which are not quantifiable at September 30, 2003 and are not included in the table above.

(3)	As of September 30, 2003, the Company had commitments to acquire two Properties located in two states, subject to the fulfillment of certain conditions.

        In October 2003, the Company entered into initial commitments to acquire an additional 25 Properties for an aggregate purchase price of $198.1 million. The acquisition of these Properties is subject to the fulfillment of certain conditions. The Company plans to obtain permanent financing of approximately $52.1 million in connection with the acquisition of ten of these Properties.

Market Risk

        See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

        Until Properties are acquired or Mortgage Loans are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company’s use of these funds to acquire Properties, fund Mortgage Loans and invest in other permitted investments at such time as Properties suitable for acquisition are located or appropriate opportunities to fund Mortgage Loans develop. At September 30, 2003, the Company had approximately $49.8 million invested in such short-term investments as compared to approximately $40.8 million at December 31, 2002. The increase in the amount invested in short-term investments was primarily attributable to the subscription proceeds received from the sale of shares during the nine months ended September 30, 2003, partially offset by the purchase of 55 properties. The funds remaining at September 30, 2003, along with additional funds expected to be received from the sale of shares, will be used primarily to purchase additional Properties, to make Mortgage Loans or other permitted investments, to pay offering and acquisition expenses, to pay distributions to stockholders and to meet other Company obligations.

Notes and Other Receivables

        The Company’s notes and other receivables balance increased from $3.2 million at December 31, 2002 to $10.2 million at September 30, 2003. The increase was primarily due to an increase in rental revenues receivable from $0.8 million at December 31, 2002 to $9.8 million at September 30, 2003 as a result of an increase in the number of Properties from 37 to 92 as of each respective date. Lease agreements relating to 46 of the Company’s 92 Properties owned as of September 30, 2003, provide for the tenants to pay their monthly rent payments earned under the lease agreements one month in arrears. As of November 10, 2003, management believes the receivable balance as of September 30, 2003 is collectible. The increase in rental revenues receivable was partially offset by the repayment of a $2.0 million loan the Company had made to the seller of two Properties. Prior to the Company’s purchase of the two Properties, the Company loaned the seller $2.0 million to extinguish debt at a discounted amount, making the purchase of the Properties economically viable. The Company acquired the two Properties on March 31, 2003, and the note was repaid at that time.

Loan Costs

        The Company’s net loan costs increased from $1.2 million at December 31, 2002 to $4.1 million at September 30, 2003, as a result of the Company borrowing $168.9 million in the form of 19 new mortgage loans, the assumption of a $20.6 million mortgage loan and a new $85.0 million revolving line of credit. The increase is partially offset by loan cost amortization of $0.8 million for the nine months ended September 30, 2003.

Lease Intangible Costs

        In connection with the acquisition of Properties that are subject to an operating lease, the Company allocates the cost associated with having an in-place lease at the date of acquisition to a lease intangible asset that is amortized over the initial term of the lease (generally 15 years). The Company’s net lease intangible costs increased from $6.9 million at December 31, 2002 to $21.2 million at September 30, 2003, as a result of the Company purchasing 39 Properties that are subject to operating leases during the nine months ended September 30, 2003. The increase is partially offset by lease intangible cost amortization of $0.6 million for the nine months ended September 30, 2003.

Liquidity Requirements

        During the nine months ended September 30, 2003 and 2002, the Company generated cash from operations of approximately $36.4 million and $9.2 million, respectively. For the nine months ended September 30, 2003 and 2002, cash from operations included security deposits of approximately $3.1 million and $3.5 million, respectively, which were received from tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and Secured Equipment Leases, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. To the extent that the Company’s cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its revolving line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisitions and development of Properties, the repayment of permanent financing which is scheduled to mature and that the Company does not expect to refinance, and the investment in Mortgage Loans and Secured Equipment Leases, with proceeds from its offerings, advances under its revolving line of credit and permanent financing. Management expects the Company to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity offerings.

        Properties are leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, the tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, the Company may make fixed asset expenditures, in which case the annual minimum rent will be increased. Management does not believe that working capital or additional FF&E reserves are necessary as of September 30, 2003.

        Management believes that its Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company’s exposure in the event a tenant’s insurance policy lapses or is insufficient to cover a claim relating to the Property.

Distributions

        The Company declared and paid distributions to its stockholders totaling approximately $37.3 million and $8.2 million during the nine months ended September 30, 2003 and 2002, respectively, using cash from operating activities from current and prior periods. On October 1 and November 1, 2003, the Company declared distributions to stockholders of record on October 1 and November 1, 2003, respectively, of $0.0589 per share of common stock. These distributions are payable by December 31, 2003.

        For the nine months ended September 30, 2003 and 2002, approximately 80 percent and 50 percent, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 20 percent and 50 percent, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2003 and 2002, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The Company intends to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Related Party Transactions

        Certain directors and officers of the Company hold similar positions with the Advisor, the parent of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp (“CNL Securities”). A director of the Company owns a controlling interest in the parent of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing, and the acquisition, management and sale of the assets of the Company.

        CNL Securities receives selling commissions amounting to 7.5 percent of the total amount raised from the sale of shares for services in connection with the Company’s current and prior offerings. During the nine months ended September 30, 2003, the Company incurred $53.3 million of such fees, the majority of which were reallowed to other broker-dealers.

        In addition, CNL Securities is entitled to receive a marketing support fee equal to 0.5 percent of the total amount raised from the sale of shares in connection with the Company’s current and prior offerings. During the nine months ended September 30, 2003, the Company incurred $3.6 million of these fees, the majority of which were reallowed to other broker-dealers.

        CNL Securities will also receive, in connection with the 2000 Offering, a soliciting dealer servicing fee payable annually by the Company beginning on December 31, 2003, until such time, if any, as the Company’s common stock is Listed, in the amount equal to 0.2 percent of the aggregate investment of stockholders who purchased shares in the 2000 Offering. CNL Securities in turn may reallow all or a portion of such fees to soliciting dealers whose clients hold shares on such date. As of September 30, 2003, no such fees had been incurred.

        The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of their leases and Mortgage Loans equal to 4.5 percent of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, the Advisor will receive an acquisition fee equal to 4.5 percent of amounts outstanding on the line of credit, if any, at the time of Listing. During the nine months ended September 30, 2003, the Company incurred $40.9 million of such fees, including $8.9 million of acquisition fees on permanent financing. These fees are included in other assets prior to being allocated to individual Properties or lease intangible costs.

        The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of one-twelfth of 0.6 percent of the Company’s real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the nine months ended September 30, 2003, the Company incurred $2.6 million of these fees.

        The Company incurs operating expenses relating to its administration. Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the “Expense Year”) the greater of 2 percent of average invested assets or 25 percent of net income (the “Expense Cap”). Operating expenses for the Expense Years ended September 30, 2003 and 2002, did not exceed the Expense Cap.

        CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). CCM made the arrangements for the $23.5 million loan described in Note 7 to the Condensed Consolidated Financial Statements of the Company in Item 1. Prior to August 18, 2003, the monthly interest payments due under the loan included a margin of 30 basis points payable to CCM for the monthly services it provides related to the administration of the loan. From its origination in June 2002, the loan was a commercial paper backed loan with an interest rate at the commercial paper rate as determined by market demand plus a margin of 1.86 percent that was inclusive of liquidity fees and administrative costs. CCM was paid $0.2 million and $0.1 million during the nine months ended September 30, 2003 and 2002, respectively, related to these services. On August 18, 2003, the loan converted from a commercial paper loan to a direct loan with a third party commercial lender. The direct loan bears interest at 30-day LIBOR plus 262 basis points with interest payable monthly.

        The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amount deposited with this bank was $15.9 million at September 30, 2003.

        The Company owns a 10 percent interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The Company periodically receives distributions from the partnership. During each of the nine months ended September 30, 2003 and 2002, the Company received $89,000 in distributions from the partnership.

        In March 2003, the Advisor’s parent company purchased a 30 percent voting membership interest in a limited liability company, which is affiliated with six of the Company’s tenants that leased 45 of the Company’s 92 Properties as of September 30, 2003. These six tenants contributed 34.6 percent of total rental income from operating leases and earned income from investments in direct financing leases for the nine months ended September 30, 2003.

        The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings). The expenses incurred for these services were classified as follows for the nine months ended September 30, (in thousands):

	2003	2002
Stock issuance costs	$3,442	$2,068
Investment properties on operating leases and other
assets	—	20
General operating and administrative expenses	941	351

	$4,383	$2,439

        Amounts due to related parties consisted of the following at (in thousands):

	September 30, 2003	December 31, 2002
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses on behalf
of the Company	$ 173	$ 1
Accounting and administrative services	220	76
Acquisition fees and miscellaneous acquisition
expenses	436	126

	829	203

Due to CNL Securities Corp.:
Selling commissions	451	145
Marketing support fees and due diligence expense
reimbursements	45	—

	496	145

	$1,325	$348

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

Critical Accounting Policies

        The Company’s leases are accounted for under the provisions of Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), and have been accounted for as either operating leases or direct financing leases. SFAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management’s estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

        Acquisition fees and miscellaneous acquisition costs that are directly identifiable with Properties that are probable of being acquired are capitalized and included in other assets. Upon purchase of a Property, the fees and costs directly identifiable with that Property are reclassified to land, building, equipment and lease intangibles or to investment in direct financing leases. In the event a Property is not acquired or no longer is expected to be acquired, costs directly related to the Property will be charged to expense.

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

Results of Operations

Revenues

        At September 30, 2003, the Company owned 92 Properties located in 27 states, including six Properties in various stages of development. Sixty-one of the Properties are subject to operating leases and generally provide for an initial term of 15 years (expiring between 2015 and 2018). The operating leases generally provide options that allow the tenants to renew the leases from 5 to 25 successive years subject to the same terms and conditions as the initial leases. Thirty of the Properties are subject to direct financing leases with terms ranging from 10 years or 35 years (expiring between 2013 and 2038). The remaining Property is a parcel of land currently in a pre-construction phase with planned development for a Retirement Facility. Upon completion of the development, the Company expects to enter into a long-term lease agreement with an operator of the Retirement Facility to operate and manage the Property.

        The Property leases provide for minimum annual base rent, generally payable in monthly installments. In addition, the leases provide that the minimum annual base rent required under the leases will increase at pre-determined intervals (generally on an annual basis). In addition to minimum annual base rent, certain leases require the payment of contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved by the Properties. For the nine months ended September 30, 2003 and 2002, the Company earned $56.6 million and $8.2 million, respectively, in rental income from its Properties under operating leases and earned income from its Properties subject to direct financing leases ($24.4 million and $3.9 million of which was earned during the quarters ended September 30, 2003 and 2002, respectively). The Company also earned $1.5 million and $0.1 million in FF&E reserve income during the nine months ended September 30, 2003 and 2002, respectively ($0.6 million and $69,000 of which was earned during the quarters ended September 30, 2003 and 2002, respectively). The increase in rental and FF&E reserve income was due to the Company owning 92 Properties during the nine months ended September 30, 2003 as compared to 22 Properties during the nine months ended September 30, 2002. Because 55 Properties were owned for only a portion of the nine months ended September 30, 2003 and additional Property acquisitions are expected to occur, rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

        During the nine months ended September 30, 2003 and 2002, the Company also earned $1.1 million and $1.3 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments ($0.5 million and $0.8 million of which was earned during the quarters ended September 30, 2003 and 2002, respectively). Although the average amount invested in short-term investments increased during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, interest income decreased due to a decrease in interest rates earned on the short-term investments. Interest income is expected to increase as the Company invests offering proceeds received in the future in highly liquid investments pending investment in Properties and Mortgage Loans. However, as net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of the Company’s total revenues earned from interest income from investments in money market accounts or other short term, highly liquid investments is expected to decrease. Interest income related to notes and other receivables for the nine months ended September 30, 2003, was approximately $0.1 million.

        The following unaudited condensed pro forma information assumes that the Properties owned as of September 30, 2003, were owned on January 1, 2002. Additionally, it assumes that the effect of the sale of the Company’s common stock and assumption or issuance of mortgage debt had occurred on January 1, 2002, (in thousands):

	For the Nine Months ended September 30,
	2003	2002
Revenues	$103,111	$100,903
Expenses	41,837	38,298
Net earnings	61,303	62,770
Basic and diluted earnings per share	0.57	0.63

Weighted average number of common shares outstanding - basic and diluted	107,246	99,561

Major Operators and Tenants

        At September 30, 2003, 70 of the 92 Properties owned by the Company were operated by Sunrise Senior Living Services, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc., formerly known as Sunrise Assisted Living, Inc. (“Sunrise”). The 70 Properties include 41 Properties that were previously operated by Marriott Senior Living Services, Inc. In a press release dated March 31, 2003, Sunrise announced it had acquired all of the outstanding stock of Marriott Senior Living Services, Inc. When the stock sale was completed, the long-term management agreements, which the Company’s tenants had entered into with Marriott Senior Living Services, Inc., were assumed by Sunrise Senior Living Services, Inc. Additionally, five Properties owned by the Company as of September 30, 2003 are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise. Upon completion of each development, each Property will be operated by Sunrise Senior Living Services, Inc. Four additional operators manage the remaining 17 Properties owned by the Company as of September 30, 2003.

        Ninety-one of the Company’s Properties owned as of September 30, 2003, are leased to 12 tenants, five of which individually contributed between 10 percent and 21 percent (an aggregate of 67.8 percent) of the Company’s total rental income from operating leases and earned income from direct financing leases for the nine months ended September 30, 2003. The remaining Property owned by the Company as of September 30, 2003, is a parcel of land on which a retirement facility is being constructed.

        To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in the portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of September 30, 2003, the Company had approximately $8.0 million in security deposits related to certain Properties as well as the guarantees described below.

        In connection with five Properties previously operated by Marriott Senior Living Services, Inc., Marriott International, Inc., with certain limitations, remains as guarantor of the tenant’s obligation to pay minimum rent due under the leases up to a maximum of $5.9 million. As of September 30, 2003, Marriott International, Inc.‘s remaining guarantee is $3.2 million.

        Marriott International, Inc. had also guaranteed a tenant’s obligation to pay minimum rent due under a lease for a Property formerly operated by Marriott Senior Living Services, Inc., up to a maximum of $2.8 million. As of September 30, 2003, Sunrise Senior Living Services, Inc. had assumed this obligation and remains liable for the guarantee balance of $0.8 million.

        An affiliate of Prime Care Properties, LLC has guaranteed the tenants’ obligations to pay minimum rent due under 11 leases up to a maximum of $2.0 million. As of September 30, 2003, the remaining guarantee balance was $0.3 million. An affiliate of Prime Care Properties, LLC has also guaranteed two tenants’ obligations to pay minimum rent due under an additional lease up to a maximum of $0.5 million. As of September 30, 2003, an affiliate of Prime Care Properties, LLC remained liable for the remaining guarantee balance of $0.3 million.

        In connection with the purchase of five Properties that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise Senior Living Services, Inc. has guaranteed the tenants’ obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the latter of (i) 30 months or (ii) 18 months after the final development date.

        In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation (“ARC”), ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

        Although the Company acquires Properties located in various states and regions and carefully screens its tenants in order to reduce risks of default, failure of these tenants, their guarantors or the Sunrise brand would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

Expenses

        Operating expenses were $22.0 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively ($9.8 million and $2.1 million for the quarters ended September 30, 2003 and 2002, respectively). Operating expenses for the nine months ended September 30, 2003, increased as a result of the Company incurring asset management fees, general operating and administrative expenses and depreciation and amortization expense relating to the Company owning 55 additional Properties. In addition, interest expense increased for the quarter and nine months ended September 30, 2003, as a result of the Company increasing the average amount of debt outstanding as compared to the same period in the prior year, offset partially by a decrease in interest rates. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties, invests in Mortgage Loans, obtains permanent financing and draws funds on its revolving line of credit. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

Funds from Operations

        Management considers funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net earnings determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP include the noncash effect of straight-lining rent increases throughout the lease term. This straight lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the lease. During the nine months ended September 30, 2003 and 2002, net earnings included $5.5 million and $0.8 million, respectively, of these amounts.) FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company’s operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company’s ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company’s net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

        The following is a reconciliation of net earnings to FFO (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$15,814	$2,509	$37,231	$5,039
Adjustments:
Depreciation of real estate assets	3,822	999	9,648	2,165
Effect of unconsolidated subsidiary	66	64	195	86
Effect of minority interest	—	(94)	—	(140)

FFO	$19,702	$3,478	$47,074	$7,150

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period ending after December 15, 2003. The consolidation of these entities, if required, is not expected to have a significant effect on the Company’s financial position nor results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. Financial instruments covered by SFAS 150 include shares that are mandatorily redeemable, and other financial instruments that contain obligations to repurchase outstanding shares or contain conditional obligations that require settlement by issuance of a variable number of that issuer’s shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for the provisions related to the mandatorily redeemable non-controlling interests. On October 29, 2003, the FASB delayed the effective date of the implementation of the provisions that relate to the mandatorily redeemable non-controlling interests. The Company does not expect the adoption of this statement to have a significant impact on the financial position or results of operations of the Company.

Statement Regarding Forward Looking Information

        The preceding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as “believe,” “expect” and “may.” Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under the Company’s line of credit, continued availability of proceeds from the Company’s offerings, the ability of the Company to obtain permanent financing on satisfactory terms, the ability of the Company to continue to locate suitable tenants for its properties and borrowers for its mortgage loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, mortgage loans or secured equipment leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Approximately 27 percent of the Company’s mortgage loans payable at September 30, 2003, were subject to variable interest rates, adjusted monthly or quarterly, as described in the “Borrowings” section above. Therefore, the Company is exposed to market changes in interest rates. To mitigate interest rate risk, the Company can pay down the mortgages with offering proceeds should interest rates rise substantially.

        The Company may also be subjected to interest rate risk through outstanding balances on its variable rate line of credit. The Company may mitigate this risk by paying down its line of credit from offering proceeds should interest rates rise substantially. The Company had $20.0 million outstanding on its variable rate line of credit at September 30, 2003.

        Management estimates that a one-percentage point increase in interest rates for the nine months ended September 30, 2003, would have resulted in additional interest costs of approximately $0.3 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company’s exposure to interest rate change, it is not intended to predict future results and the Company’s actual results will likely vary.

ITEM 4. CONTROLS AND PROCEDURES

        Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to information required to be disclosed in the Company’s periodic SEC filings.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Inapplicable.

Item 2.	Changes in Securities and Use of Proceeds. Inapplicable.

Item 3.	Defaults upon Senior Securities. Inapplicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of the Company was held in Orlando, Florida on July 23, 2003 for the purpose of (i) electing the board of directors; (ii) approving a proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized common shares from 100 million shares to 450 million shares and; (iii) approving a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation to modify certain provisions to bring them into conformity with industry standards and practices, to reflect how the Company is authorized to conduct its business, and to add certain provisions which are in the Company’s current prospectus.

(b)	Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act and there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	Three proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld

Robert A. Bourne	33,863,611	567,119
David W. Dunbar	33,869,299	561,431
James W. Duncan, Jr	33,864,003	566,727
Edward A. Moses	33,859,233	571,497
James M. Seneff, Jr	33,851,489	579,241

2.	The stockholders approved a proposal to increase the number of common shares.

For	Against	Abstentions

31,154,481	1,452,019	1,824,230

3.	The stockholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation.

For	Against	Abstentions

31,413,069	816,398	2,201,263

Item 5.	Other Information.

On August 1, 2003, the board of directors accepted the resignation of James M. Seneff, Jr. as Chief Executive Officer (“CEO”) of the Company and appointed Thomas J. Hutchison, III as CEO. Mr. Hutchison has been President of the Company since September 2002. Mr. Seneff remains a director and the chairman of the board of the Company. Marcel Verbaas became an executive officer of the Company on August 1, 2003. Although an Initial Statement of Beneficial Ownership of Securities on Form 3 was not filed on behalf of Mr. Verbaas on August 4, 2003, as required by Section 16 (a) of the Exchange Act and the rules and regulations adopted thereunder, a Form 3 concerning his appointment as an executive officer of the Company was filed on October 31, 2003.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	CNL Health Care Properties, Inc. Articles of Incorporation (Included as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-47411) filed March 5, 1998, as amended, and incorporated herein by reference.)

3.2	CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation. (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10-K filed on March 5, 1999, and incorporated herein by reference.)

3.3	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.4	CNL Health Care Properties, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation dated June 27, 2000. (Included as Exhibit 3.3 to the Registrant’s, September 30, 2000, Report on Form 10-Q filed on August 1, 2000, and incorporated herein by reference.)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Health Care Properties, Inc. dated August 24, 2000. (Included as Exhibit 3.5 to Pre-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) filed March 31, 2000, and incorporated herein by reference.)

3.6	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Pre-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed March 31, 2000, and incorporated herein by reference.)

3.7	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Post-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003, and incorporated herein by reference.)

3.8	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 14, 2003, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 25, 2003, and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant’s on Form S-11filed March 23, 2000, and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.14 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 (No. 333-37480)filed November 29, 2001, and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement – AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.15 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.16 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.17 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement – AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek –Coconut Creek, Florida. (Included as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek – Coconut Creek, Florida. (Included as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement – AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village –Greenwood Village, Colorado. (Included as Exhibit 10.22 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-76538) filed May 10, 2002, and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.23 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.24 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS — MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson –Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth – Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.30 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth –Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.31 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement – AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.26	Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside – Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh – Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.27 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside –Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh –Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.28 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.36 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003,and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.37 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace —Nashville, Tennessee. (Included as Exhibit 10.38 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace — Nashville, Tennessee. (Included as Exhibit 10.39 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue — Bellevue, Washington. (Included as Exhibit 10.40 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa — Santa Rosa, California. (Included as Exhibit 10.43 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa — Tulsa, Oklahoma. (Included as Exhibit 10.44 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings — Atlanta, Georgia. (Included as Exhibit 10.45 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood — Lynnwood, Washington. (Included as Exhibit 10.46 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.47 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet — Hemet, California. (Included as Exhibit 10.48 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth — Plymouth, Massachusetts. (Included as Exhibit 10.49 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby — Willoughby, Ohio. (Included as Exhibit 10.50 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.51 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois; Brighton Gardens of Tulsa — Tulsa, Oklahoma; MapleRidge of Hemet — Hemet, California; MapleRidge of Plymouth — Plymouth, Massachusetts; MapleRidge of Willoughby — Willoughby, Ohio and Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.52 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue — Bellevue, Washington; Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa — Santa Rosa, California; Brighton Gardens of Vinings — Atlanta, Georgia; Hearthside of Lynnwood — Lynnwood, Washington and Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.53 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.54 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community –Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.51	Purchase and Sale Agreement by and among WEC 99C-1, LLC, WEC 99C-2, LLC, WEC 99C-3, LLC, WEC 99C-4, LLC, WEC 99C-5, LLC, WEC 99C-6, LLC, WEC 99C-7, LLC, WEC 99C-8, LLC, WEC 99C-9, LLC, WEC 99C-10, LLC, WEC 99C-11, LLC, WEC 99C-12, LLC, WEC 99C-13, LLC, and WEC 99C-14, LLC, respectively, as Sellers, and CNL Retirement Properties, Inc., as Purchaser dated August 29, 2003. (Included as Exhibit 10.59 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed October 21, 2003, and incorporated herein by reference.)

10.52	Purchase and Sale Agreement by and among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise, LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003. (Included as Exhibit 10.60 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

10.53	Pooling Agreement by and among Sunrise Senior Living Management, Inc., as Manager and Twenty Pack Management Corp., Sunrise Five Forks Assisted Living, L.L.C., Sunrise Development, Inc. and Sunrise Madison Senior Living, L.L.C., as Owners and CNL Retirement Sun1, LP, CNL Retirement Sun1 Beverly Hills CA, LP, CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Sun1 Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ, LP, as Landlords dated September 30, 2003. (Included as Exhibit 10.61 to Post Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed October 21, 2003 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b)	The Company filed the following reports during the quarter ended September 30, 2003: Form 8-K filed on September 9, 2003 which included disclosure under Items 2 and 7 in connection with the acquisition of 19 Properties; Form 8-K filed on September 12, 2003 to attach a press release as an exhibit under Item 7; Form 8-K filed on September 29, 2003 to attach a press release as an exhibit under Item 7.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DATED this 10th day of November, 2003

CNL RETIREMENT PROPERTIES, INC.
By: /s/ Thomas J. Hutchison, III —————————————— THOMAS J. HUTCHISON, III Chief Executive Officer and President (Principal Executive Officer)
By: /s/ Stuart J. Beebe —————————————— STUART J. BEEBE Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

EXHIBITS

EXHIBIT INDEX

Exhibit Index

3.1	CNL Health Care Properties, Inc. Articles of Incorporation (Included as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-47411) filed March 5, 1998, as amended, and incorporated herein by reference.)

3.2	CNL Health Care Properties, Inc. Amended and Restated Articles of Incorporation. (Included as Exhibit 3.1 to the Registrant's 1998 Report on Form 10-K filed on March 5, 1999, and incorporated herein by reference.)

3.3	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed on March 5, 1999, and incorporated herein by reference.)

3.4	CNL Health Care Properties, Inc. Articles of Amendment to Amended and Restated Articles of Incorporation dated September 27, 2000. (Included as Exhibit 3.3 to the Registrant’s September 30, 2000, Report on Form 10-Q filed on August 1, 2000, and incorporated herein by reference.)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Health Care Properties, Inc. dated August 24, 2000. (Included as Exhibit 3.5 to Pre-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) filed March 31, 2000, and incorporated herein by reference.)

3.6	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Pre-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed March 31, 2000, and incorporated herein by reference.)

3.7	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Post-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003, and incorporated herein by reference.)

3.8	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480), and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 14, 2003 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 25, 2003, and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant’s on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.14 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 (No. 333-37480) filed November 29, 2001, and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement – AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.15 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.16 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.17 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement – AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek – Coconut Creek, Florida. (Included as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek – Coconut Creek, Florida. (Included as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement – AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village –Greenwood Village, Colorado. (Included as Exhibit 10.22 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-76538) filed May 10, 2002, and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.23 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.24 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS — MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson –Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth – Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.30 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth –Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.31 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement – AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.26	Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside – Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh – Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.27 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside –Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh –Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.28 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.36 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.37 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace —Nashville, Tennessee. (Included as Exhibit 10.38 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace — Nashville, Tennessee. (Included as Exhibit 10.39 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue — Bellevue, Washington. (Included as Exhibit 10.40 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa — Santa Rosa, California. (Included as Exhibit 10.43 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa — Tulsa, Oklahoma. (Included as Exhibit 10.44 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings — Atlanta, Georgia. (Included as Exhibit 10.45 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood — Lynnwood, Washington. (Included as Exhibit 10.46 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.47 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet — Hemet, California. (Included as Exhibit 10.48 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth — Plymouth, Massachusetts. (Included as Exhibit 10.49 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby — Willoughby, Ohio. (Included as Exhibit 10.50 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.51 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois; Brighton Gardens of Tulsa — Tulsa, Oklahoma; MapleRidge of Hemet — Hemet, California; MapleRidge of Plymouth — Plymouth, Massachusetts; MapleRidge of Willoughby — Willoughby, Ohio and Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.52 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue — Bellevue, Washington; Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa — Santa Rosa, California; Brighton Gardens of Vinings — Atlanta, Georgia; Hearthside of Lynnwood — Lynnwood, Washington and Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.53 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.54 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community –Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.51	Purchase and Sale Agreement by and among WEC 99C-1, LLC, WEC 99C-2, LLC, WEC 99C-3, LLC, WEC 99C-4, LLC, WEC 99C-5, LLC, WEC 99C-6, LLC, WEC 99C-7, LLC, WEC 99C-8, LLC, WEC 99C-9, LLC, WEC 99C-10, LLC, WEC 99C-11, LLC, WEC 99C-12, LLC, WEC 99C-13, LLC, and WEC 99C-14, LLC, respectively, as Sellers, and CNL Retirement Properties, Inc., as Purchaser dated August 29, 2003. (Included as Exhibit 10.59 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed October 21, 2003, and incorporated herein by reference.)

10.52	Purchase and Sale Agreement by and among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise, LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003. (Included as Exhibit 10.60 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

10.53	Pooling Agreement by and among Sunrise Senior Living Management, Inc., as Manager and Twenty Pack Management Corp., Sunrise Five Forks Assisted Living, L.L.C., Sunrise Development, Inc. and Sunrise Madison Senior Living, L.L.C., as Owners and CNL Retirement Sun1, LP, CNL Retirement Sun1 Beverly Hills CA, LP, CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Sun1 Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ, LP, as Landlords dated September 30, 2003. (Included as Exhibit 10.61 to Post Effective Amendment No. Three to the Registrant's Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: November 10, 2003	/s/ Thomas J. Hutchison, III
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: November 10, 2003	/s/ Stuart J. Beebe
Stuart J. Beebe
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of September 30, 2003 and December 31, 2002 and its results of operations for the quarter and nine months ended September 30, 2003.

Date: November 10, 2003	/s/ Thomas J. Hutchison, III
Thomas J. Hutchison, III
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of September 30, 2003 and December 31, 2002 and its results of operations for the quarter and nine months ended September 30, 2003.

Date: November 10, 2003	/s/ Stuart J. Beebe
Stuart J. Beebe
Chief Financial Officer