Form 10-K
period 2003-12-31
CNL RETIREMENT PROPERTIES INC
filed 2004-03-02
CIK 1055264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2003

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
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code): (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of exchange on which registered: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X  No

        Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares. Each share was originally sold at $10 per share. Based on the $10 offering price of the shares, $837,995,130 of our common stock was held by non-affiliates as of June 30, 2003.

        The number of shares of common stock outstanding as of February 25, 2004 was 173,338,186.

DOCUMENTS INCORPORATED BY REFERENCE

        Registrant incorporates by reference portions of the CNL Retirement Properties, Inc. Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Items 10, 11, 12 and 13 of Part III) to be filed no later than April 30, 2004.

Contents

Part I	Page
Item 1. Business	1-6
Item 2. Properties	7-9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9

Part II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	10-11
Item 6. Selected Financial Data	11-12
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-26
Item 7A. Quantitive and Qualitive Disclosures About Market Risk	27
Item 8. Financial Statements and Supplementary Data	28-49
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A. Controls and Procedures	50

Part III
Item 10. Directors and Executive Officers of the Registrant	50
Item 11 Executive Compensation	50
Item 12. Security Ownership of Certain Beneficial Owners and Management	50
Item 13. Certain Relationship and Related Transactions	50
Item 14. Principal Accountant Fees and Services	50

Part IV
Item 15. Exhibits, Financial Statment Schedules and Reports on Form 8-K	51-58

Signatures	59-60

Schedule III-Real Estate and Accumulated Depreciation	61-65

Exhibits

PART I

Item 1. Business

General

        CNL Retirement Properties, Inc. is a corporation which was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various other wholly owned subsidiaries of CNL Retirement Properties, Inc. have been and will be formed in the future for the purpose of acquiring and owning real estate properties. The term “Company” includes CNL Retirement Properties, Inc. and its subsidiaries. The Company operates for federal income tax purposes as a real estate investment trust (a “REIT”). The Company has retained CNL Retirement Corp. (the “Advisor”) as its advisor to provide management, acquisition, advisory and administrative services.

        The Company acquires real estate properties related to seniors’ housing and health care facilities (“Properties”) primarily located across the United States. The Properties may include congregate living, assisted living and skilled nursing facilities, continuing care retirement communities, life care communities, specialty clinics, medical office buildings, walk-in clinics and similar types of health care-related facilities. The Properties are generally leased on a long-term, triple-net basis. The Company may also lease medical office space on a shorter-term, gross basis. In addition, the Company may provide mortgage financing loans (“Mortgage Loans”) and secured equipment leases (“Secured Equipment Leases”) to operators.

        Upon formation in December 1997, the Company received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor. On April 3, 2003, the Company completed its third public offering and immediately commenced a fourth public offering which continues as of February 25, 2004. As of December 31, 2003, the Company had received subscription proceeds of $1.5 billion (150,232,736 shares), including $11.4 million (1,141,295 shares) through its distribution reinvestment plan. The Company has used substantially all of the proceeds received from the offerings, after deduction of selling commissions and offering fees and expenses, to invest in Properties. On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for the proposed sale of up to 400 million shares of common stock (approximately $4 billion) expected to commence in the second quarter of 2004.

        The Company’s primary investment objectives are to preserve, protect and enhance the Company’s assets while (i) making distributions to stockholders; (ii) obtaining fixed income through the receipt of base rent, and increasing the Company’s income (and distributions to stockholders) and providing protection against inflation through automatic increases in base rent, or increases in base rent based on increases in consumer price indices over the term of the leases and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing stockholders of the Company with liquidity of their investment, through (a) listing of the shares on a national securities exchange or over-the-counter market (“Listing” or “Listed”), or (b) if Listing does not occur by December 31, 2008, the commencement of orderly sales of the Company’s assets and distribution of the proceeds.

        The Company intends to capitalize on the growing real estate needs in the seniors’ housing and health care industries by investing in additional Properties or Mortgage Loans using proceeds received from its public offerings and permanent financings. Management expects to acquire Properties with a view to diversify among facility types, tenants, operators, and in the geographic location of the Properties.

Industry

        Management believes that changes and trends in the health care industry will continue to create opportunities for growth of retirement facilities, including (i) the growth of operators serving specific health care niches, (ii) the consolidation of providers and facilities through mergers, integration of physician practices, and elimination of duplicative services, (iii) the pressures to reduce the cost of providing quality health care, (iv) more dual-income and single-parent households leaving fewer family members available for in-home care of aging parents and necessitating more senior care facilities, and (v) an anticipated increase in the number of insurance companies and health care networks offering privately funded long-term care insurance.

        The Company believes that demographic trends are significant when looking at the potential for future growth in the health care industry. For 2003, the U.S. Census Bureau projected that there would be over 35.6 million Americans over the age of 65, representing approximately 12.6% of the U.S. population or about one in eight Americans. Today’s baby boomers (those born between 1946 and 1964) will begin reaching age 65 as early as 2011. According to the U.S. Census Bureau, the number of Americans age 65 and older will grow in number to approximately 75 million by the year 2035. More than half of these older adults, 38.6 million, will be age 75 and over. In addition, the 65 plus population is projected to more than double between now and the year 2050, to 82 million. Most of this growth is expected to occur between 2010 and 2030 when the number of older adults is projected to grow by an average of 2.8% annually.

        Management believes, based on historical costs of properties owned by publicly traded health care REITs, that only a small portion of facilities in the United States are owned by REITs. Management believes that this fact, coupled with the industry trends discussed above, provides a significant investment opportunity for the Company. Demographic trends may vary depending on the Properties and regions selected for investment. The success of the future operations of the Company’s Properties will depend largely on each tenant and operator’s ability to adapt to dominant trends in the industry in each specific region, including, among others, greater competitive pressures, increased consolidation and changing demographics.

Investment Properties

        Portfolio of Properties. At December 31, 2003, the Company owned 119 Properties, which were managed by five operators and were located in 27 states. The following table is a summary of the types of facilities, amounts invested and number of facilities and units for the Properties owned as of December 31, 2003 (dollars in thousands):

			Number of
Type of Facility	Investments	Percentage of Portfolio	Facilities	Units
Assisted Living	$759,626	51%	81	6,964
Assisted Living with Skilled Nursing	244,527	16%	17	2,495

Independent Living	32,054	2%	3	380
Independent Living with Assisted Living	147,348	10%	6	1,166
Continuing Care Retirement Communities	189,861	13%	2	1,029

Land Only Leases	77,963	5%	4	–

Properties Under Development	50,360	3%	6	–

	$1,501,739	100%	119	12,034

        Property Leases. The seniors’ housing Properties are leased on a long-term, triple-net basis, whereby the tenants are generally responsible for all operating expenses relating to the Property, including property taxes, maintenance, repairs, utilities and insurance as well as capital expenditures that may be reasonably necessary to maintain the leasehold in a manner that allows operation for its intended purpose. In the event the Company invests in medical office buildings, it generally expects to enter into 5 to 10 year gross leases, whereby the tenants will be responsible for only a portion of property taxes, maintenance, repairs, utilities and insurance.

        The seniors’ housing leases provide for minimum annual base rent payments, payable in monthly installments. The leases provide that the minimum base rent required under the terms of the leases will increase at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, substantially all tenants are subject to contingent rent if the Properties achieve specified operating performance thresholds. The amount of contingent rent payable is based on factors such as percentage of gross revenues, occupancy rates of the Properties or a percentage of the Company’s investment in the Property. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, a furniture, fixture and equipment (“FF&E”) reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. The Company may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally will be responsible for replenishing the reserve fund and for paying a specified return on the amount of capital expenditures or repairs paid for by the Company in excess of amounts in the reserve fund.

        At December 31, 2003, 87 of the Company’s Properties were accounted for as operating leases and generally provide for an initial term of 15 years (expiring between 2015 and 2018). Five of the Properties subject to operating leases were in various stages of development. The operating leases generally provide options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. Thirty-one of the Company’s Properties were accounted for as direct financing leases with terms that range from 10 to 35 years (expiring between 2013 and 2038). Certain direct financing leases contain provisions that allow the lessee to elect to purchase the Property during or at the end of the lease term for the Company’s initial investment amount. Certain leases also permit the Company to require the tenants to purchase the Properties at the end of the lease terms for the same amount. The remaining Property is a parcel of land currently in the construction phase of a seniors’ housing complex. Upon completion of the development, the Company expects to enter into a long-term, triple-net lease agreement with an operator of the retirement facility to operate and manage the Property.

        The lessees’ ability to satisfy the lease obligations depends primarily on the Properties’ operating results. The Company selects its Properties for investment based on a credit underwriting process designed to identify those Properties that management believes will be able to fund such lease obligations. To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the tenant’s Properties in the portfolio (“Cross-Default”). In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease (“Pooling”). For certain Properties, the Company has also required security deposits, guarantees from the tenant’s parent company or additional types of income support. Guarantees or other forms of credit support may be necessary if a Property was recently opened and is still in the process of achieving a stable occupancy rate, in which case the Property would not be able to generate minimum rent until reaching occupancy stabilization. In order to determine the amount of the guarantee that would be needed to fund minimum rent, the Company develops estimates of future cash flows available to the tenant to pay minimum rent based on rent rolls and an analysis of the surrounding real estate market, including demographic information and industry standards, to predict operating expenses. The Company’s estimates are based on assumptions and there can be no assurances as to what actual amounts will need to be paid under the guarantees.

        Major Tenants and Operators. As of December 31, 2003, the Company leased its Properties to 15 tenants, three of which independently contributed between 11% and 18% (an aggregate of 42%) of the Company’s total rental income from operating leases and earned income from direct financing leases for the year ended December 31, 2003.

        The Advisor’s parent company owns a 30% voting membership interest in HRA Holdings, LLC (“HRA”), which is affiliated with eight of the Company’s tenants that leased 69 of the Company’s 119 Properties as of December 31, 2003. These eight tenants, which are thinly capitalized, contributed 35% of total rental income from operating leases and earned income from direct financing leases for the year ended December 31, 2003.

        The following tables summarize information about the Company’s operator concentration as of December 31, 2003 (dollars in thousands):

Concentration by Investment	Number of Facilities	Total Investment	Percent of Investment
Sunrise Senior Living Services, Inc.	98	$1,189,274	79%
American Retirement Corporation	8	149,515	10%
Erickson Retirement Communities, LLC	4	77,963	5%
Harbor Assisted Living, LLC (subsidiary of HRA)	5	61,483	4%
CateredLife Communities, Inc.	4	23,504	2%

	119	$1,501,739	100%

Concentration by Revenue	Number of Facilities	Annualized Revenue (1)	Percent of Revenue
Sunrise Senior Living Services, Inc.	98	$123,515	76%
American Retirement Corporation	8	17,589	11%
Erickson Retirement Communities, LLC	4	11,404	7%
Harbor Assisted Living, LLC (subsidiary of HRA)	5	6,721	4%
CateredLife Communities, Inc.	4	3,016	2%

	119	$162,245	100%

(1)

For operating leases, reflects annual base rent and for direct financing leases, reflects annual interest earned, straight-lined over the term of the lease in accordance with generally accepted accounting principles.

        Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of these tenants, their guarantors or the Sunrise or American Retirement Corporation brands would significantly impact the Company’s results of operations. It is expected that the percentage of total rental income contributed by these tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

Other Permitted Investments

        The Company may also provide Mortgage Loans to operators of Properties secured by real estate owned by the borrower. The Company expects that the interest rates and terms of the Mortgage Loans will be similar to those of its leases. However, because the Company prefers to focus on investing in Properties, which have the potential to appreciate, the Company currently expects to provide Mortgage Loans in the aggregate principal amount of no more than 5% to 10% of the Company’s total assets.

        To a lesser extent, the Company also may provide Secured Equipment Leases to operators, pursuant to which the Company will finance the equipment through loans or direct financing leases. It is expected that the leases or loans will have a term of no more than 7 years, will be secured by the personal property and include an option for the lessee to acquire the subject equipment at the end of the term. The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10% of the Company’s total assets.

        In addition, the Company may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries.

Advisory Services

        Pursuant to an advisory agreement (the “Advisory Agreement”), the Advisor provides management services relating to the Company, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting the Company in negotiating leases, Mortgage Loans, Secured Equipment Leases, lines of credit and permanent financing; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants’ books and records; and responding to tenants’ inquiries and notices. The Advisor is also responsible for providing information to the Company about the status of the leases, Properties, Mortgage Loans, Secured Equipment Leases, any lines of credit and any permanent financing. In exchange for these services, the Advisor is entitled to receive certain fees from the Company. For supervision of the Properties and the Mortgage Loans, the Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.05% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses, plus 0.05% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of borrowings, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease. For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor receives an acquisition fee equal to 4.5% of gross proceeds from the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, if there is a Listing, the Advisor will receive an acquisition fee of 4.5% of amounts outstanding on the line of credit, if any, at the time of Listing.

        In accordance with the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses incurred by the Company in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”).

        The Advisory Agreement continues until May 14, 2004, and thereafter may be extended annually upon mutual consent of the Advisor and the Board of Directors of the Company unless terminated at an earlier date upon 60 days prior written notice by either party. The Company expects that the Board of Directors will approve to extend the Advisory Agreement an additional year upon its expiration.

Borrowings

        The Company has and will continue to borrow money to acquire Properties, make Mortgage Loans and pay certain fees and intends to encumber Properties in connection with the borrowings. The Company may also borrow to enter into Secured Equipment Leases. The Company has obtained an $85 million line of credit that may be amended to allow the line of credit to be increased by $40 million. The line of credit may be increased at the discretion of the Board of Directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The Company has also obtained permanent financing. The Board of Directors anticipates that the aggregate amount of any permanent financing will not exceed 50% of the Company’s total assets. As of December 31, 2003, permanent financing and bonds payable represented 21% of the Company’s total assets. The maximum amount the Company may borrow is 300% of the Company’s net assets. The line of credit and permanent financing are the only sources of funds for making Secured Equipment Leases.

Competition

        The Company competes with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to, banks and insurance companies, many of which may have greater financial resources than the Company, in the acquisition, leasing and financing of seniors’ housing and health care-related facilities. Further, non-profit entities are particularly suited to make investments in senior care facilities because of their ability to finance acquisitions through the issuance of tax-exempt bonds, providing non-profit entities with a relatively lower cost of capital as compared to for-profit purchasers. In addition, in certain states, facilities owned by non-profit entities are exempt from taxes on real property. As profitability increases for investors in retirement or health care facilities, competition among investors likely will become increasingly intense.

Risk Factors

        Company-Related Risks. The Advisor, subject to approval by the Board of Directors, is responsible for the Company’s investments and daily management. The Advisor and its affiliates may be engaged in other activities that would result in potential conflicts of interest with the services that the Advisor and affiliates provide to the Company. Those officers could take actions that are more favorable to other entities than the Company. The resolution of conflicts in favor of other entities could have a negative impact on the Company’s financial performance.

        A REIT generally is not taxed at the federal corporate level on income provided it distributes at least 90% of its annual taxable income to its stockholders and meets certain other requirements under sections 856 through 860 of the Internal Revenue Code of 1986. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates and the funds available for distribution to stockholders would be reduced by the amount of federal taxes owed.

        At December 31, 2003, the Company had aggregate outstanding borrowings equal to approximately 30% of its net assets. Pursuant to the Company's Articles of Incorporation, the Company is entitled to borrow up to 300% of its net assets, although it does not presently expect to borrow more than 100% of its net assets. Borrowing may be risky if the cash flow from the Properties and other investments is insufficient to meet the Company's debt obligations.

        Real Estate and Other Investment Risks. Lack of diversification increases investment risk. The Company’s profitability and ability to diversify investments is limited by the amount of future funds the Company receives through its public offerings and borrowings. The Company may not be able to achieve diversification by tenant, operator, brand, facility type or geographic location. There is no limit on the number of Properties of a particular brand or facility type which the Company may acquire, and the Company is not obligated to invest in more than one type of facility. Presently, the Company’s investments are concentrated in certain tenants, operators, brands and types of facilities and any adverse development affecting any of them could materially adversely affect the Company's financial condition and its ability to make distributions. In addition, to the extent the Company’s assets are geographically concentrated, an economic downturn in one or more of the markets in which the Company has invested could have an adverse effect on the Company’s financial condition and its ability to make distributions.

        Under the Company’s triple-net lease agreements, the Company’s tenants are responsible for maintenance and other day-to-day management of the Properties either directly or by entering into operating agreements with third-party operators. The Company’s financial condition is dependent on the ability of tenants or third-party operators to operate the Properties successfully. Failure of the Company’s tenants or third-party operators to operate the Properties successfully or adapt to dominant trends in the health care and seniors’ housing industry may limit their ability to pay their rent, which could adversely affect the Company’s financial condition.

        The value of the Company’s Properties depends principally upon the value of the underlying leases. Tenants may lease more than one Property, and as a result, a default by the tenant could cause more than one Property to become vacant. Vacancies would reduce the Company’s revenue and could decrease the Properties’ value until the Company is able to re-lease the affected Properties. Generally, the Properties are special purpose properties and may not be readily converted into general residential, retail or office use.

        Industry-Related Risks. The health care industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided. Additional laws and regulations may be enacted or adopted that could require changes in the design of the Properties and certain operations of the Company’s tenants and third-party operators. The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant’s or operator’s ability to operate the retirement facilities that the Company owns.

        The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs has intensified in recent years as a result of the national health care reform debate and has continued as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. Similar debates are ongoing at the state level in many states. These trends are likely to lead to reduced or slower growth in reimbursement for services provided by some of the Company’s tenants. Management cannot predict whether governmental reforms will be adopted and, if adopted, whether the implementation of these reforms will have a material adverse effect on the Company’s financial condition or results of operations.

        The Company’s tenants, particularly those operating skilled nursing facilities and those leasing space in medical office buildings, may derive a significant portion of their revenues from governmentally funded programs, such as Medicaid and Medicare. Although, the Company’s lease payments are not linked to the level of government reimbursement received by the tenants, to the extent that changes in government funding programs adversely affect the revenues received by those tenants, such changes could adversely affect the ability of the tenants to make lease payments to the Company.

Employees

        Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company’s Executive Officers. The Company has no employees. The Company has retained the Advisor to provide management, acquisition, advisory and certain administrative services and has retained certain other affiliates of the Advisor to provide additional administrative services.

Available Information

        The Company makes available free of charge on or through its Internet website (http://www.cnlonline.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the Securities and Exchange Commission.

Item 2. Properties

        As of December 31, 2003, the Company had invested approximately $1.5 billion in 119 retirement Properties located in 27 states. Generally, the Company’s Properties conform to the following specifications of size and type of land and buildings:

        Congregate Living Facilities. Congregate living facilities, that are more commonly referred to as independent living facilities, are primarily apartment buildings which contain a significant amount of common area space to accommodate dining, recreation, activities and other support services for senior citizens. These properties range in size from 100 to 500 units with an average size of approximately 225 units. Units include studios and one and two bedroom units ranging in size from 450 square feet to over 1,500 square feet.

        Assisted Living Facilities. Assisted living facilities provide a special combination of housing, supportive services, personalized assistance and health care to their residents in a manner which is designed to respond to individual needs. These facilities offer a lower-cost alternative to skilled nursing facilities for those who do not require intensive nursing care. Assisted living facilities may include units for residents with Alzheimer’s and related memory disorders. Current industry practice generally is to build freestanding assisted living facilities with an average of between 40 and 100 units, depending on such factors as market forces, site constraints and program orientation. Current economics place the size of the private living space of a unit in the range of 300 gross square feet for an efficiency unit to 750 square feet for a large one bedroom unit.

        Skilled Nursing Facilities. In addition to housing, meals, transportation and housekeeping, skilled nursing facilities provide comprehensive nursing and long-term care to their residents. Skilled nursing facilities may also be freestanding, but are typically more institutional in nature, allowing for efficient cleaning and sterilization. The rooms in skilled nursing facilities are equipped with patient monitoring devices and emergency call systems. Oxygen systems may also be present. Both multiple floor and single floor designs are common. Individual rooms in skilled nursing facilities may be as small as 100 square feet, with common areas varying greatly in size.

        Continuing Care Retirement Communities. Congregate living facilities sometimes have assisted living and/or skilled nursing facilities attached or adjacent to their locations. When this occurs, the projects are often referred to as continuing care retirement communities or life care communities. The intent of continuing care retirement communities or life care communities is to provide a continuum of care to the residents. As residents age and their health care needs increase, they can receive the care they need without having to move away from the “community” which has become their home. Continuing care retirement communities typically operate on a fee-for-service basis and the units are rented on a monthly basis to residents, while life care centers generally charge an entrance fee that is partially refundable and covers the cost of all of the resident’s health care-related services, plus a monthly maintenance fee.

        Specialty Clinics. Specialty clinics are facilities that provide health services such as outpatient surgeries, dialysis treatments and MRI screenings in a less institutional environment than hospital facilities.

        Medical Office Buildings. Medical office buildings, including walk-in clinics, are conventional office buildings with additional plumbing, mechanical and electrical service amenities, which facilitate physicians and medical delivery companies in the practice of medicine and delivery of health care services. These facilities can range in size from 3,000 square feet (walk-in clinic) to up to 150,000 square feet (medical office building).

        Generally, Properties acquired by the Company consist of both land and building, however, in certain cases the Company may acquire only the land underlying the building with the building owned by the tenant or a third party, and the Company also may acquire the building only with the land owned by a third party. The Company owns fee title to all Properties, except for one Property which is owned by a joint venture. The joint venture has fee title ownership. In general, the Properties are freestanding and surrounded by paved parking areas and landscaping. Although buildings may be suitable for conversion to various uses through modifications, some Properties may not be economically convertible to other uses.

        The following table summarizes the facility type, location, number of units, the Company’s investment amount at December 31, 2003, and the annualized rental income and rental income for the year ended December 31, 2003 (dollars in thousands):

				Rental Income
Facility Type and Location	Number of Facilities	Number of Units	Total Investment	Annualized (1)	For Year Ended December 31, 2003
Assisted Living Facilities:
Alabama	1	88	$9,471	$1,161	$56
California	3	252	14,709	1,633	1,563
Connecticut	1	114	15,137	1,819	1,819
Florida	6	506	58,814	7,340	3,202
Georgia	10	762	64,669	7,809	2,809
Illinois	5	496	60,389	7,485	4,291
Indiana	3	175	15,917	2,057	650
Kentucky	2	203	13,413	1,612	378
Massachusetts	2	170	13,958	1,546	1,546
Maryland	6	520	81,111	9,307	7,053
Michigan	2	174	25,310	2,831	867
North Carolina	6	584	48,306	5,657	3,506
New Jersey	5	568	74,185	9,181	6,045
New York	2	202	51,171	5,119	1,280
Ohio	5	443	38,153	4,289	2,329
Oklahoma	2	238	8,356	1,001	1,001
South Carolina	5	323	32,582	4,015	460
Tennessee	2	205	15,975	1,912	1,912
Texas	6	489	66,149	8,142	1,877
Virginia	3	129	18,220	1,845	461
Washington	4	323	33,631	3,549	2,947

	81	6,964	759,626	89,310	46,052

Assisted Living with Skilled Nursing
Facilities:
California	5	766	77,355	8,561	7,529
Colorado	4	636	72,403	8,409	6,956
Florida	3	395	22,050	2,085	1,882
Kansas	1	135	19,310	2,300	771
Maryland	1	126	22,249	2,626	880
Nebraska	1	132	11,951	1,425	478
South Carolina	1	164	4,153	452	344
Utah	1	141	15,056	1,929	1,467

	17	2,495	244,527	27,787	20,307

Independent Living Facilities:
Kentucky	1	120	12,739	1,570	153
Texas	2	260	19,315	2,371	252

	3	380	32,054	3,941	405

Independent Living with Assisted
Living Facilities:
Alabama	2	540	74,898	8,783	3,093
Arkansas	1	173	10,777	1,368	1,368
Illinois	1	178	18,103	1,982	1,982
Virginia	2	275	43,570	4,385	1,096

	6	1,166	147,348	16,518	7,539

				Rental Income
Facility Location	Number of Facilities	Number of Units	Total Investment	Annualized (1)	For Year Ended December 31, 2003
Continuing Care Retirement
Communities:
Pennsylvania	1	542	$111,943	$7,822	$5,950
Virginia	1	487	77,918	5,462	4,155

	2	1,029	189,861	13,284	10,105

Land Only Leases:
Massachusetts	2	N/A	39,442	5,700	2,957
Michigan	1	N/A	17,894	2,567	2,145
Pennsylvania	1	N/A	20,627	3,138	1,804

	4	N/A	77,963	11,405	6,906

Properties Under Development:
California	1	N/A	8,504	N/A	–
Florida	1	N/A	8,435	N/A	–
Georgia	1	N/A	11,380	N/A	–
New Jersey	2	N/A	17,703	N/A	–
Washington	1	N/A	4,338	N/A	–

	6	N/A	50,360	N/A	–

	119	12,034	$1,501,739	$162,245	$91,314

(1)

Annualized rental income reflects annual base rent for operating leases and annual interest earned for direct financing leases per the lease agreements, straight-lined over the term of the lease in accordance with generally accepted accounting principles.

Item 3. Legal Proceedings

        On February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, the Advisor and two operators that manage certain Properties owned by the Company. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. This matter is in the preliminary stages and although management is not able to predict the outcome, management has been advised by counsel that a number of valid defenses exist.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        As of January 31, 2004, there were 64,176 stockholders of record of common stock. There is no public trading market for the shares of common stock, and even though the Company intends to list the shares on a national securities exchange or over-the-counter market on or before December 31, 2008, if market conditions are satisfactory, there is no assurance that a public market for the shares will develop, even if Listed. Prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) may present all or any portion equal to at least 25% of such stockholders’ shares to the Company for redemption at any time, in accordance with the procedures outlined in the Company’s prospectus. At such time, the Company may, at its sole option, redeem such shares presented for redemption for cash. The current redemption price is $9.20 per share. Redemptions are limited to the extent sufficient funds are available. The full amount of proceeds available from the Company’s distribution reinvestment plan is available for redemptions. In addition, the Company may, at its discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of its common stock for redemptions. There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder’s shares may not be redeemed. No more than 5% of the Company’s outstanding stock may be redeemed during a 12-month period. Any shares acquired pursuant to a redemption will be retired and no longer available for re-issuance by the Company. The Board of Directors of the Company, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in the best interest of the Company. During the years ended December 31, 2003, 2002 and 2001, 131,781 shares, 37,306 shares and 3,415 shares, respectively, were redeemed at $9.20 per share (for a total of $1.2 million, $0.3 million and $31,420, respectively) and retired from shares outstanding of common stock. Although the Company is not aware of any material transfers or resale of stock in 2003, 2002 or 2001, the price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder.

        As of December 31, 2003, the offering price per share of common stock was $10. The offering price per share was determined by the Company in its sole discretion based upon the price the Company believed investors would pay for the shares and on certain other considerations. The Company’s shares are not publicly traded and there is no public market for the shares on which to base market value. The Company did not take into account the value of the underlying assets in determining the price per share. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per share may not be realized when an investor seeks to liquidate his or her common stock.

        The Company expects to make distributions to the stockholders pursuant to the provisions of the Articles of Incorporation. For the years ended December 31, 2003 and 2002, the Company declared cash distributions of $59.8 million and $14.4 million, respectively, to stockholders. For the years ended December 31, 2003 and 2002, approximately 71% and 65%, respectively, of distributions paid to stockholders were considered ordinary income and approximately 29% and 35%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2003 and 2002, were required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. Certain fees payable to the Advisor upon Listing, orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders’ invested capital. The following table presents total distributions (in thousands) and distributions per share:

2003 Quarter	First	Second	Third	Fourth	Year
Total distributions declared	$8,689	$12,031	$16,591	$22,473	$59,784
Distributions per share	0.1766	0.1766	0.1766	0.1769	0.7067

2002 Quarter	First	Second	Third	Fourth	Year
Total distributions declared	$1,552	$2,587	$4,097	$6,143	$14,379
Distributions per share	0.1749	0.1749	0.1749	0.1755	0.7002

        On January 1, 2004 and February 1, 2004, the Company declared distributions to stockholders totaling $8.9 million and $9.6 million, respectively ($0.0592 per share), payable by March 31, 2004, to stockholders of record as of each respective date.

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

Item 6. Selected Financial Data

        The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (amounts in thousands except per share data).

	For the Year Ended December 31,
	2003	2002	2001	2000	1999 (1)
Revenues	$95,594	$18,852	$1,899	$1,085	$86
General and administrative expenses	5,482	1,389	395	340	79	(2)
Organizational costs	–	–	–	–	35
Net earnings (loss)	58,460	11,372	916	225	(28)
Cash distributions paid	59,784	14,379	1,507	502	50	(3)
Cash from operating activities	60,658	16,785	2,173	1,096	13
Cash used in investing activities	(1,012,600)	(358,090)	(22,931)	(14,429)	–
Cash from financing activities	1,078,232	355,384	47,301	8,766	4,731
Funds from operations	76,256	14,610	1,440	528	(28	) (4)
Earnings (loss) per share	$0.66	$0.52	$0.38	$0.27	$(0.07)
Cash distributions paid per share	$0.71	$0.70	$0.70	$0.58	$0.13

Weighted average number
of shares outstanding	88,840	22,035	2,391	846	413	(5)

	December 31,
	2003	2002	2001	2000	1999 (1)
Total assets	$1,761,899	$441,765	$64,447	$14,689	$5,088
Long-term obligations	392,583	45,327	–	3,795	–
Total liabilities	415,958	51,970	3,537	5,485	1,796
Total stockholders' equity	1,345,941	389,795	60,910	9,204	3,292

Properties owned at end of period	119	37	3	1	–
Properties acquired during period	82	34	2	1	–

(1)	Operations commenced when the Company received minimum offering proceeds of $2.5 million and funds were released from escrow on July 14, 1999.

(2)

During the Expense Years ended June 30, 2001 and June 30, 2000, operating expenses exceeded the Expense Cap by $0.1 million and $0.2 million, respectively; therefore, the Advisor reimbursed the Company such amounts in accordance with the Advisory Agreement.

(3)

Cash distributions are declared by the Board of Directors and generally are based on various factors, including cash available from operations. For the years ended December 31, 2003, 2002, 2001, 2000, and 1999, approximately 2%, 21%, 39%, 55% and 100% of cash distributions, respectively, represent a return of capital in accordance with generally accepted accounting principles (“GAAP”). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of net earnings on a GAAP basis, including deductions for depreciation expense. The Company has not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

(4)

Management considers funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO is based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net earnings determined in accordance with GAAP, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the years ended December 31, 2003, 2002 and 2001, net earnings included $13.4 million, $1.2 million and $77,000, respectively, of these amounts.) Management believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of the Company’s operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company’s ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be considered in conjunction with the Company’s net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net earnings to FFO for each of the years in the five-year period ended December 31, 2003 (in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net earnings	$58,460	$11,372	$916	$225	$(28)

Adjustments:
Effect of unconsolidated
subsidiary	261	150	–	–	–
Effect of minority interest	--	(234)	–	–	–
Depreciation of real estate assets	16,367	3,068	524	303	–
Amortization of lease intangibles	1,168	254	–	–	–

FFO	$76,256	$14,610	$1,440	$528	$(28)

(5)	The weighted average number of shares outstanding for the year ended December 31, 1999, is based upon the period the Company was operational.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company’s primary focus during 2003 was the investment of proceeds from its public offerings in Properties. During the year ended December 31, 2003, the Company received net offering proceeds of $959.0 million and invested $1.2 billion in 82 Properties, consisting primarily of assisted living and independent living facilities. The Company also obtained or assumed $332.1 million of permanent financings, including $88.5 million in non-interest bearing bonds payable. As of December 31, 2003, the Company had real estate assets of approximately $1.5 billion that consisted of 119 Properties. In February 2004, the Company acquired an additional 19 retirement Properties for $537.3 million and in connection with the acquisition, assumed $274.6 million in permanent financing. As of February 25, 2004, the Company had commitments to purchase an additional 26 Properties, including four retirement facilities and 22 medical office buildings, for an aggregate amount of $308.3 million and had committed $123.7 million for the construction of six retirement facilities. The Company anticipates that it will receive additional offering proceeds and will assume permanent financings to fund the acquisition of these proposed Properties. The Company has obtained construction financing to fund construction costs related to the Properties under development.

Liquidity and Capital Resources

Common Stock Offerings

        Upon formation in December 1997, the Company received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor. Since its inception through December 31, 2003, the Company has made four public offerings and received subscriptions as follows (in thousands):

		Offering		Subscriptions
Offering	Date Completed	Shares (a)	Amount	Shares (b)	Amount
Initial Offering	September 2000	15,500	$155,000	972	$9,719
2000 Offering	May 2002	15,500	155,000	15,500	155,000
2002 Offering	April 2003	45,000	450,000	45,000	450,000
2003 Offering	Open	175,000	1,750,000	88,761	887,608

		251,000	$2,510,000	150,233	$1,502,327

(a) Includes distribution reinvestment plan shares of 500 in the 2000 Offering, 5,000 in the 2002 Offering and 25,000 in the 2003 Offering.

(b) Includes distribution reinvestment plan shares of 42 in the 2000 Offering, 129 in the 2002 Offering and 966 in the 2003 Offering.

        The price per share and other terms of all the offerings, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same.

        On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for the proposed sale by the Company of up to 400 million shares of common stock (approximately $4 billion) in an offering expected to commence immediately following the completion of the Company’s 2003 Offering. The Board of Directors has approved a resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion. The Board of Directors expects to submit this matter to the stockholders for approval at the 2004 annual meeting. Until such time, if any, that the stockholders approve an increase in the number of authorized shares of common stock of the Company, the proposed offering will be limited to 213 million shares.

        As of December 31, 2003, net proceeds to the Company from its offerings of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $1.4 billion. The Company has used net offering proceeds, proceeds from permanent financing and advances from its revolving line of credit to invest in 119 Properties located in 27 states.

        The following table summarizes the Company’s proceeds, investment activity and cash available for investment from inception to December 31, 2003 (dollars in thousands):

Sources of equity and debt proceeds:
Net proceeds from offerings	$1,349,420
Proceeds from permanent financing (1)	203,420
Proceeds from construction financing	7,402
Advances on line of credit	71,370

1,631,612

Uses of equity and debt proceeds:
Investment in 119 Properties (1)	1,292,337
Payment of acquisition fees and costs	89,034
Payment of loan costs	8,887
Deposits on pending acquisitions	9,800
Repayments on line of credit	51,370
Repayment of permanent financing	14,100
Stock redemptions (175,818 shares)	1,618

1,467,146

Cash available for investment	$164,466

(1) Net of assumed mortgage loans of $72,762 and bonds of $88,511

        During the period January 1, 2004 through February 25, 2004, the Company received additional net offering proceeds of approximately $207.8 million and paid acquisition fees and costs of approximately $19.9 million. The Company also used $262.7 million in connection with the acquisition of 19 Properties, leaving approximately $89.7 million for investment in Properties, Mortgage Loans and other permitted investments as of February 25, 2004.

        The Company expects to use uninvested net offering proceeds, plus additional net offering proceeds from the sale of shares from the 2003 Offering and future offerings to purchase additional Properties, and to a lesser extent, to invest in Mortgage Loans and other permitted investments. The Company also intends to obtain additional borrowings to acquire assets and to pay certain related fees. The number of Properties to be acquired and Mortgage Loans and other permitted investments in which the Company may invest will depend upon the amount of net offering proceeds and loan proceeds available to the Company.

        The Company believes that the net proceeds received from the 2003 Offering and any additional offerings will enable the Company to continue to grow and take advantage of acquisition opportunities until such time, if any, that the Company’s shares are listed on a national securities exchange or over-the-counter market. Under the Company’s Articles of Incorporation, if the Company does not List by December 31, 2008, it will commence an orderly liquidation of its assets and the distribution of net proceeds to its stockholders.

Redemptions

        The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of the Company’s common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during any 12-month period may the number of shares redeemed by the Company exceed 5% of the number of shares of the Company’s outstanding common stock at the beginning of the 12-month period. During the years ended December 31, 2003, 2002 and 2001, 131,781 shares, 37,306 shares and 3,415 shares, respectively, of common stock were redeemed at $9.20 per share and retired for $1.2 million, $0.3 million and $31,420, respectively.

Property Acquisitions

        At December 31, 2003, the Company’s investment portfolio consisted of 119 Properties located in 27 states with an aggregate investment amount of approximately $1.5 billion compared to 37 Properties located in 16 states with an aggregate investment amount of approximately $388.3 million at December 31, 2002. During the year ended December 31, 2003, the Company invested $1.2 billion in 82 Properties. The Properties acquired were primarily assisted living and independent living facilities and included five Properties in various stages of development. With the exception of one Property under development, the Company, as lessor, has entered into long-term, triple-net lease agreements relating to the Properties.

        During the year ended December 31, 2003, the Company acquired 63 Properties that are subject to operating leases for an aggregate purchase price of approximately $810.8 million plus closing costs. The operating leases provide for initial terms of 15 years with options that allow the tenants to renew the leases from 5 to 25 successive years subject to the same terms and conditions as the initial leases. The leases provide for minimum annual base rent, generally payable in monthly installments, with increases at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, substantially all of the leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreement, are achieved by the Properties. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment.

        In addition, during the year ended December 31, 2003, the Company acquired 19 Properties that are accounted for as direct financing leases, as described below.

        On March 31, 2003, the Company acquired two Properties for $22.6 million plus closing costs through a direct financing transaction. The Company, as lessor, has entered into a 35-year lease agreement that requires minimum annual rent, FF&E reserves and additional rent, which is based on a percentage of the tenant’s gross revenues if the Properties achieve specified occupancy rates. All property purchased with the funds from the FF&E reserve will remain the property of the tenant. The lease contains provisions that allow the tenant to purchase the Properties at the end of the lease term for the Company’s initial investment amount. The lease also permits the Company to require the tenant to purchase the Properties at the end of the lease term for the same amount.

        On August 29, 2003, the Company acquired 14 Properties for an aggregate purchase price of $184.5 million. The Company, as lessor, has entered into 21.5-year lease agreements related to the Properties. The transactions were classified as direct financing transactions due to the present value of the minimum lease payments being greater than 90 percent of the fair market value of the Properties at the lease commencement date. In addition to minimum rent, the leases provide for the tenant to fund an FF&E reserve fund. All property purchased with the funds from the FF&E reserve will be owned by the Company.

        During the year ended December 31, 2003, the Company also acquired three parcels of land for an aggregate purchase price of approximately $54.7 million. The Company, as lessor, has entered into a 10-year lease agreement relating to each Property. The transactions were classified as direct financing transactions due to the leases providing a bargain purchase option that may be exercised by the tenants at the beginning of the fifth lease year. Minimum lease payments under the lease agreements are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties.

        At December 31, 2003, 93 of the 119 Properties owned by the Company were operated and managed by Sunrise Senior Living Services, Inc. Additionally, five Properties owned by the Company at December 31, 2003, are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Four additional operators manage the remaining 21 Properties owned by the Company as of December 31, 2003.

        At December 31, 2003, the Company’s restricted cash balance included $9.8 million that was held in escrow to fund the acquisition of a Property pending certain regulatory approvals. The Company expects to acquire the Property in the second quarter of 2004.

Investments Subsequent to December 31, 2003 and Pending Investments

        In February 2004, the Company acquired an additional 19 Properties for $537.3 million in a sale-lease back transaction. The Properties are primarily independent living and assisted living facilities and are operated by Horizon Bay Management, L.L.C.

        As of February 25, 2004, the Company had commitments to acquire 26 additional Properties, which include four retirement facilities and 22 multi-tenant medical office buildings. The anticipated aggregate purchase price is $308.0 million, and the acquisition of each Property is subject to the fulfillment of certain conditions. The Company expects to receive additional offering proceeds and plans to assume permanent financing of approximately $89.4 million in connection with the acquisition of 16 Properties. It is expected that Horizon Bay Management, L.L.C. will operate one of the proposed retirement facilities, a subsidiary of Harbor Assisted Living, LLC will operate two of the proposed retirement facilities and Sunrise Senior Living Services, Inc. will operate the remaining proposed retirement facility. It is expected that the 22 medical office buildings will be leased, primarily on a gross basis, to various health care providers and physicians and managed by various third party property managers. There can be no assurance that these transactions will be consummated.

Borrowings

        Line of Credit. In March 2003, the Company replaced its existing $25 million line of credit with a two-year, $85 million revolving line of credit that may be amended to allow the line of credit to be increased up to $125 million. Eleven Properties with an aggregate real estate value of $118.6 million collateralize the $85 million revolving line of credit; however, the collateral provided by these 11 Properties only allows the Company to draw up to $71.4 million under the revolving line of credit. The Company will be required to pledge additional Properties as collateral to fully maximize the $85 million liquidity available under the revolving line of credit. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates until maturity, depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets, and has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. The Company may use the revolving line of credit to fund acquisitions, pay fees, make distributions and fund working capital for general business purposes. Periodically, the Company expects to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. In March 2003, the Company borrowed $71.4 million on the line of credit to acquire several Properties, of which $50.4 million has been repaid using proceeds received from the Company’s 2003 Offering. As of February 25, 2004, the Company had an outstanding balance of $20 million on the line of credit. In connection with the $85 million revolving line of credit, the Company incurred $1.9 million in loan fees and costs.

        On September 9, 2003, the Company entered into a six-month, $50 million credit facility agreement that has a 120-day funding option with a commercial lender. The loan may be extended for two additional three-month periods and may be used to fund the acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. During the initial term, the loan bears interest at a variable rate, as selected by the Company, equal to LIBOR plus 300 basis points or the higher of (i) the bank’s prime rate plus 100 basis points or (ii) the Federal Funds rate plus 150 basis points, payable monthly, and requires monthly principal payments of $2.5 million until maturity. As of February 25, 2004, there were no amounts outstanding under this loan. In January 2004, the Company exercised its first option to extend the loan term to June 7, 2004.

        Permanent Financing. Permanent debt increased from $45.3 million at December 31, 2002, to $275.1 million at December 31, 2003, as a result of the Company acquiring 82 Properties during 2003 and either assuming existing debt on the Properties acquired or encumbering the Properties with new debt. At December 31, 2003, the Company had 31 mortgage notes payable with an aggregate outstanding balance of $275.1 million collateralized by 36 Properties with a net book value of $517.3 million. Approximately 38% of the Company’s mortgage notes payable at December 31, 2003, were subject to variable interest rates that are adjustable monthly or quarterly. Fixed interest rates range from 5.79% to 8.375%. Substantially all of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties. Certain loans contain extension options with terms similar to the initial loan terms.

        The table below summarizes the Company’s permanent financing at December 31, 2003, (dollars in thousands):

Date Funded or Assumed	Mortgage Payable	Original Term (Years)	Maturity Date	Interest Rate
Fixed Rate Debt:
March 2003	$ 20,332	10	10/1/2008	7.83%
August 2003	$ 50,114	9	9/1/2012	5.79%
August, 2003 (1)	$ 92,500	7	9/1/2010	6.09%
November 2003	$ 2,444	35	11/1/2038	8.375%
November 2003	$ 4,683	34	3/1/2038	8.25%
	170,073
Variable Rate Debt:
June 2002	23,520	5	6/6/2007	30-day LIBOR plus 2.62%
August 2002	10,811	5	8/31/2007	90-day LIBOR plus 3.9%, 6.5% floor
March 2003 (2)	25,652	2	3/31/2005	30-day LIBOR plus 3.25%, 5% floor
November 2003	45,000	3	11/1/2006	30-day LIBOR plus 2.6% to 3.0%
	104,983
	$ 275,056
(1)

Represents borrowings under subordinated mortgage notes collateralized by the 14 Properties, payable to the seller. The seller remains liable for existing first mortgage notes collateralized by the 14 Properties. The seller has agreed to indemnify the Company for any claims against the Properties under the first mortgage notes. The subordinated mortgage notes have an interest rate of 5.13% for 2003, 5.38% for 2004, 6.06% for 2005, and the interest rate increases by 3% of the prior year’s per annum interest rate each calendar year thereafter to a maximum rate of 7.25% to maturity. Interest on the loan is recorded using the effective interest rate of 6.09%. At the end of the initial loan terms, the Company has three consecutive renewal options of five years each with terms similar to the initial loan terms.

(2)	In January 2004, this debt was paid in full using proceeds from new permanent financing.

        On  January 27, 2004, the Company obtained permanent financing comprised of three loans in the aggregate amount of $130 million from a commercial lender collateralized by 22 Properties owned by the Company. At loan closing, the Company drew $30 million and is required to draw an additional $30 million and $70 million within 90 days and 12 months, respectively, of the loan closing date. Upon final funding, the loans will bear interest at 5.79% per annum. The loans require interest only payments through January 2005, and principal and interest payments thereafter until maturity on January 27, 2009.

        On January 29, 2004, the Company obtained permanent financing comprised of 12 loans in the aggregate amount of $74.6 million from a commercial lender collateralized by 12 Properties owned by the Company. The loans have terms of seven years and bear interest at a rate of 5.96% per annum. The loans require monthly interest only payments for the first 24 months with monthly payments of principal and interest due thereafter until maturity.

        In February 2004, the Company assumed $274.6 million in permanent financing comprised of 16 loans in connection with the acquisition of 19 Properties. The majority of the debt, $192.7 million comprised of 11 loans, is agency debt through Fannie Mae. These loans are interest only loans that bear interest at 30-day LIBOR plus a premium of either 90 basis points or 104 basis points and mature in either November 2005 or May 2008. Three loans in an aggregate amount of $38.4 million payable to a commercial lender bear interest at 30-day LIBOR plus 370 basis points with a minimum rate of 5.95%. These loans require monthly interest only payments through July 2004 with principal and interest payments thereafter until maturity in May 2008. An additional $10.4 million, variable rate loan payable to a commercial lender bears interest at 30-day LIBOR plus 370 basis points with a minimum rate of 4.80%. The loan requires monthly interest only payments through January 2005 with principal and interest payments thereafter until maturity in May 2008. The remaining loan in the amount of $33.1 million has a fixed interest rate of 8.17% with principal and interest payable monthly until maturity in April 2008.

        Construction Financing. On October 23, 2003, the Company obtained an $8.9 million construction loan related to one of the Company’s Properties that is under construction. The loan requires interest only payments at a variable rate of LIBOR plus a premium that ranges from 225 basis points to 275 basis points based on the Property’s occupancy levels until maturity in November 2006. As of December 31, 2003, the Company had drawn $6.8 million to fund construction costs.

        On December 2, 2003, the Company obtained four construction loans in the aggregate amount of $74.2 million relating to four of the Company’s Properties that are in various stages of construction. The loans require interest only payments at a variable rate of LIBOR plus a premium that ranges from 225 basis points to 275 basis points based on the Property’s occupancy levels, until maturity on November 26, 2006, with all unpaid principal and interest due at that time. At December 31, 2003, the Company had not drawn on these construction loans.

        On December 19, 2003, the Company obtained a construction loan in the amount of $48 million relating to one of the Company’s Properties that is under construction. The loan requires interest only payments at a variable rate of the bank’s prime rate plus 2.25% with a minimum rate of 6.5% per annum. The loan matures on December 19, 2007 and all unpaid principal and interest are due at that time. The loan may be extended for two additional 12-month periods. At the time of closing, the Company drew $0.6 million to fund loan closing costs.

        Bonds Payable. In connection with the acquisition of two continuing care retirement communities (“CCRC’s”) in March 2003, the Company assumed approximately $88.5 million in non-interest bearing life care bonds payable to certain residents of the two retirement facilities. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refundable until the unit has been successfully remarketed to a new resident. The Company issues new bonds to new residents of these retirement facilities, and the proceeds from the new bonds are used to retire the existing bonds. As of December 31, 2003, the bonds payable had an outstanding balance of $90.1 million.

Contractual Obligations and Commitments

        The following table presents the Company’s contractual cash obligations and related payment periods as of December 31, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$27,278	$50,143	$58,978	$138,657	$275,056
Revolving line of credit	–	20,000	–	–	20,000
Refundable life care bonds (1)	–	–	–	90,125	90,125
Construction loans payable	–	6,766	636	–	7,402
Refundable tenant security deposits	–	–	–	7,984	7,984

Total Contractual Cash
Obligations	$27,278	$76,909	$59,614	$236,766	$400,567

(1)

It is expected that the proceeds from the issuance of new bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation for the Company.

The following table presents the Company's commitments, contingencies and guarantees and related expiration periods as of December 31, 2003 (in thousands):

Contractual Cash Obligations	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory note of unconsolidated subsidiary (1)	$2,451	$–	$–	$–	$2,451
Earnout provisions (2)	4,050	7,784	–	–	11,834
Capital improvements to investment Properties	8,840	–	–	–	8,840
Available construction facility	–	76,334	47,364	–	123,698
Pending Investments (3)	589,080	–	–	–	589,080

Total Commitments,
Contingencies and Guarantees	$604,421	$84,118	$47,364	$–	$735,903

(1)

In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of December 31, 2003, the unsecured promissory note has an outstanding balance of $14.7 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

In connection with the acquisition of seven Properties, the Company may be required to make additional payments (the “Earnout Amount”) if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company’s initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Earnout Amounts related to 24 Properties are subject to future values and events, which are not quantifiable at December 31, 2003, and are not included in the table above.

(3)

As of December 31, 2003, the Company had commitments to acquire 23 Properties, subject to the fulfillment of certain conditions, including one Property for which $9.8 million is held in escrow pending certain regulatory approvals.

Cash and Cash Equivalents

        Until Properties are acquired or Mortgage Loans or Secured Equipment Leases are entered into, net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which management believes to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Company’s use of these funds to acquire Properties at such time as Properties suitable for acquisition are located or to fund Mortgage Loans or Secured Equipment Leases. At December 31, 2003, the Company had $167.1 million invested in such short-term investments as compared to $40.8 million at December 31, 2002. The increase in the amount invested in short-term investments was primarily attributable to subscription proceeds received from the sale of shares during the year ended December 31, 2003, offset by the purchase of 82 Properties. The funds remaining at December 31, 2003, along with additional funds expected to be received from the sale of shares, will be used to purchase additional Properties, to make Mortgage Loans or other permitted investments, to pay offering expenses and acquisition expenses, to pay distributions to stockholders, to meet other Company expenses and, in management’s discretion, to create cash reserves.

Accounts and Other Receivables

        The Company’s accounts and other receivables balance increased from $3.2 million at December 31, 2002 to $12.2 million as of December 31, 2003. The increase was primarily due to an increase in rental revenues receivable from $0.8 million at December 31, 2002 to $11.2 million at December 31, 2003 as a result of lease agreements relating to 43 of the Company’s 119 Properties owned as of December 31, 2003, providing for monthly rent payments earned under the lease agreements to be paid one month in arrears. The increase in rental revenues receivable was partially offset by the repayment of a $2.0 million loan the Company had made to the seller of two Properties. Prior to the Company’s purchase of the two Properties, the Company loaned the seller $2.0 million to extinguish debt at a discounted amount, making the purchase of the Properties economically viable. The Company acquired the two Properties on March 31, 2003, and the note was repaid at that time. As of February 25, 2004, management believes the receivable balance as of December 31, 2003 is fully collectible.

Loan Costs

        The Company’s net loan costs increased from $1.2 million at December 31, 2002 to $7.4 million at December 31, 2003, as a result of the Company borrowing $170.8 million in the form of 19 new mortgage loans, the assumption of 11 mortgage loans in an aggregate amount of $72.8 million and a new $85 million revolving line of credit. Loan cost amortization was $1.4 million for the year ended December 31, 2003.

Lease Intangible Costs

        In connection with the acquisition of Properties that are subject to operating leases, the Company allocates costs associated with having an in-place lease at the date of acquisition to a lease intangible asset that is amortized over the initial term of each applicable lease (generally 15 years). The Company’s net lease intangible costs increased from $8.2 million at December 31, 2002 to $30.2 million at December 31, 2003, as a result of the Company purchasing 63 Properties that are subject to operating leases during the year ended December 31, 2003. Lease intangible costs amortization was $1.2 million for the year ended December 31, 2003.

Liquidity Requirements

        During the years ended December 31, 2003, 2002 and 2001, the Company generated cash from operating activities (which includes cash received from its tenants and interest, less cash paid for operating expenses) of $60.7 million, $16.8 million and $2.2 million, respectively. For the years ended December 31, 2003, 2002 and 2001, cash from operating activities includes security deposits of $3.1 million, $3.5 million and $0.8 million, respectively, which were received from the Company’s tenants. Management expects the Company to meet its short-term liquidity requirements, other than for offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and other permitted investments, through cash flow provided by operating activities. Management believes that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and distributions to stockholders. In February 2004, the Company, the Advisor and two operators that manage Properties located in California were named in a complaint with respect to certain fees and deposits collected by operators from residents of the Properties as described in Item 3. To the extent that the Company’s cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of unforeseen expenses due to the tenants defaulting under the terms of their lease agreements, the Company will use borrowings under its revolving line of credit. Management expects the Company to meet its other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and other permitted investments, with proceeds from its offerings, advances under its revolving line of credit and permanent financing. Management expects the Company to meet its long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

        Properties are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, the tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, the Company may make fixed asset expenditures, in which case the annual minimum rent will be increased. Management does not believe that working capital or additional FF&E reserves are necessary as of December 31, 2003.

        Management believes that its Properties are adequately covered by insurance. In addition, the Advisor has obtained contingent liability and property coverage for the Company. This insurance policy is intended to reduce the Company’s exposure in the event a tenant’s insurance policy lapses or is insufficient to cover a claim relating to the Property.

Distributions

        The Company declared and paid distributions to its stockholders totaling $59.8 million, $14.4 million and $1.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, on January 1, 2004 and February 1, 2004, the Company declared distributions of $0.0592 per share of common stock to stockholders of record as of each respective date. These distributions are payable by March 31, 2004.

        For the years ended December 31, 2003, 2002 and 2001, approximately 71%, 65% and 65%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 29%, 35% and 35%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2003, 2002 and 2001, were required to be or have been treated by the Company as return of capital for purposes of calculating the stockholders’ return on their invested capital. The Company intends to continue to make distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

        Net earnings for the year ended December 31, 2003 totaled $58.5 million or $0.66 per share of common stock. This compares to net earnings of $11.4 million or $0.52 per share of common stock in 2002. The increase in net earnings and net earnings per share was the result of the various factors described below.

        For the years ended December 31, 2003 and 2002, the Company earned $91.3 million and $16.8 million, respectively, in rental income from its Properties under operating leases and earned income from its Properties subject to direct financing leases. The Company also earned $2.6 million and $0.2 million in FF&E reserve income during the years ended December 31, 2003 and 2002, respectively. The increase in rental and FF&E reserve income was due to the Company owning 118 Properties subject to lease agreements during the year ended December 31, 2003, as compared to 36 Properties during the year ended December 31, 2002. Since 82 Properties were owned for only a portion of 2003 and additional Property acquisitions are expected to occur, results of operations are not expected to be indicative of future periods and rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

        In addition to minimum annual base rent, certain leases require the payment of contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved by the Properties. During the years ended December 31, 2003 and 2002, the Company recognized $47,610 and $7,758, respectively, of contingent rent.

        During the years ended December 31, 2003 and 2002, the Company also earned $1.6 million and $1.9 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. Although the average amount invested in short-term investments increased during the year ended December 31, 2003, as compared to the year ended December 31, 2002, interest income decreased due to a decrease in interest rates earned on the short-term investments. As net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of the Company’s total revenues earned from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease. Included in interest and other income for the years ended December 31, 2003 and 2002, was $0.1 million and $0.2 million, respectively, in interest income related to accounts and other receivables.

        Operating expenses, excluding interest and depreciation, were $10.0 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively (10.5% and 11.6%, respectively, of total revenues). The increase in operating expenses for the year ended December 31, 2003, as compared to the year ended December 31, 2002, was the result of the Company incurring asset management fees and general and administrative expenses relating to the Company acquiring 82 additional Properties during 2003. Interest expense increased from $1.5 million for the year ended December 31, 2002 to $9.6 million for the year ended December 31, 2003, as a result of the Company increasing the average amount of debt outstanding during 2003, offset partially by a decrease in interest rates. Depreciation and amortization increased from $3.3 million for the year ended December 31, 2002 to $17.6 million for the year ended December 31, 2003, as a result of the Company acquiring 82 additional Properties during 2003. The dollar amount of operating expenses is expected to increase as the Company acquires additional Properties, invests in Mortgage Loans, obtains permanent financing and draws funds on its revolving line of credit. However, general and administrative expenses as a percentage of total revenues are expected to decrease as the Company acquires additional Properties and invests in Mortgage Loans.

        The following unaudited condensed pro forma information assumes that the Properties acquired during 2003 and 2002, were owned on January 1, 2002. Additionally, it assumes that the effect of the sale of the Company’s common stock and assumption or issuance of mortgage debt had occurred on January 1, 2002 (in thousands, except per share data):

	For the Year Ended December 31,
	2003	2002
Revenues	$167,256	$165,216
Expenses	66,023	61,442
Net earnings	101,244	103,779
Basic and diluted earnings per share	0.83	0.87

Weighted average number of common shares
outstanding - basic and diluted	122,641	119,283

        At December 31, 2003, the Company leased its Properties to 15 tenants, three of which independently contributed between 11% and 18% (an aggregate of 42%) of the Company’s total rental income from operating leases and earned income from direct financing leases for the year ended December 31, 2003.

        The Advisor’s parent company is affiliated with eight of the Company’s tenants that leased 69 of the Company’s 119 Properties as of December 31, 2003. These eight tenants contributed 35% of total rental income from operating leases and earned income from direct financing leases for the year ended December 31, 2003. Each of the eight tenants is a thinly capitalized corporation that is affiliated with HRA. The Company’s other tenants include subsidiaries or affiliates of: American Retirement Corporation (“ARC”); Erickson Retirement Communities, LLC; Greenwalt Corporation; Prime Care Properties, LLC; Summit Companies, Incorporated; Solomon Senior Living Holdings, LLC; and Sunrise Senior Living Services, LLC (“Sunrise”).

        To mitigate credit risk, certain leases are combined into portfolios that contain Cross-Default and Pooling terms. In addition, as of December 31, 2003, the Company had $8.0 million in security deposits related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

        In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

        In connection with the purchase of five Properties that are in various stages of development and being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants’ obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date.

        The Company had the following additional limited guarantees as of December 31, 2003 (in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance
Sunrise	1	April 2000	$2,770	$2,106	$664

Marriott International	5	May 2002	5,880	3,881	1,999
Sunrise/cash reserves	22	Nov 2003	10,500	–	10,500

        At December 31, 2003, 93 of the 119 Properties owned by the Company were operated by Sunrise, a wholly owned subsidiary of Sunrise Senior Living, Inc., formerly known as Sunrise Assisted Living, Inc. Additionally, five Properties owned by the Company as of December 31, 2003, are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Upon completion of each development, each Property will be operated by Sunrise. Four additional operators manage the remaining 21 Properties owned by the Company as of December 31, 2003.

        Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of these tenants, their guarantors or the Sunrise or American Retirement Corporation brands would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

        Net earnings for the year ended December 31, 2002 totaled $11.4 million or $0.52 per share of common stock. This compares to net earnings of $0.9 million or $0.38 per share of common stock for 2001. The increase in net earnings and net earnings per share was the result of the various factors described below.

        For the years ended December 31, 2002 and 2001, the Company earned $16.8 million and $1.7 million, respectively, in rental income from its Properties accounted for as operating leases and earned income from its Properties accounted for as direct financing leases. The Company also earned $0.2 million and $39,000 in FF&E reserve income during the years ended December 31, 2002 and 2001, respectively. The increase in rental and FF&E reserve income was due to the Company owning 36 Properties subject to lease agreements during the year ended December 31, 2002, as compared to three Properties during the year ended December 31, 2001.

        Of the 36 Properties subject to lease agreements, 35 of these Properties are leased to affiliates or wholly owned subsidiaries of ARC, HRA or Prime Care Properties, LLC and contributed 95.6% of Company’s total rental income during the year ended December 31, 2002. Six of these Properties are operated under the ARC brand and 29 Properties were operated by Marriott Senior Living Services, Inc., a subsidiary of Marriott International, Inc. To mitigate credit risk, certain leases are combined into portfolios that contain Cross-Default and Pooling terms. For certain Properties, the Company has also required security deposits, guarantees from the tenant’s parent company or additional cash reserve accounts to be held at the tenant level.

        During the years ended December 31, 2002 and 2001, the Company also earned $1.9 million and $0.1 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. Interest income increased during the year ended December 31, 2002, as compared to the year ended December 31, 2001, due to the Company having a larger amount of offering proceeds temporarily invested pending the acquisition of Properties. Included in interest income for the year ended December 31, 2002 was approximately $0.2 million in interest income related to notes receivable.

        Operating expenses, including interest expense and depreciation and amortization expense, were approximately $7.1 million and $1.0 million for the years ended December 31, 2002 and 2001, respectively (37.4% and 51.8%, respectively, of total revenues). The increase in operating expenses during the year ended December 31, 2002, as compared to 2001, was the result of the Company owning and overseeing 37 Properties during 2002 compared to the three Properties in 2001. Additionally, interest expense increased from $0.1 million for the year ended December 31, 2001 to $1.5 million for the year ended December 31, 2002, as a result of the Company entering into additional borrowing in 2002.

        Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which total operating expenses paid or incurred by the Company exceed in any four consecutive quarters the Expense Cap. During the four quarters ended June 30, 2001, the Company’s operating expenses totaled $0.4 million, exceeding the Expense Cap by $0.1 million; therefore, the Advisor reimbursed the Company such amount in accordance with the Advisory Agreement. The Company’s operating expenses did not exceed the Expense Cap for any other Expense Years during the years ended December 31, 2002 and 2001.

        In May 2002, a joint venture in which the Company owned a 76.75% equity interest, purchased five Properties. The 23.25% minority interest in this joint venture was held by Marriott Senior Living Services, Inc. until December 20, 2002, when the Company purchased the 23.25% minority interest. Prior to December 20, 2002, each joint venture partner shared in the costs and benefits of the joint venture in proportion to its percentage equity interest. The minority interest in earnings of the consolidated joint venture was $0.4 million for the year ended December 31, 2002.

Other

Inflation and Trends

        The Company’s current leases are triple-net leases and contain provisions that management believes will mitigate the effect of inflation. Such provisions include clauses requiring automatic increases in base rent at specified times during the term of the lease (generally on an annual basis) and the payment of contingent rent if Properties achieve specified operating thresholds (based on factors such as a percentage of gross sales above a specified level). It is expected that future leases will generally be triple-net leases, however, the Company expects to invest in medical office buildings, which typically are leased on a shorter-term, gross basis. The gross leases are expected to also contain provisions that mitigate the effect of inflation, such as scheduled base rent increases during the lease terms and the reimbursement of future increases in operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount. Inflation and changing prices may have an adverse impact on the potential disposition of the Properties and on capital appreciation of the Properties.

        Management is not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor does management expect any material changes in the availability and relative cost of such capital resources. Assuming the inflation rate remains low and long-term interest rates do not increase significantly, management believes that inflation will not impact the availability of equity and debt financings. Management expects that the cash to be generated from operations will be adequate to pay operating expenses and to make distributions to stockholders.

Related Party Transactions

        Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. (“CNL Securities”). A director of the Company indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of the Company’s assets.

        For services in connection with the sale of the Company’s shares, CNL Securities receives fees based on the amounts raised from the Company’s offerings for: (i) commissions of 7.5%, (ii) a marketing support fee of 0.5% and (iii) beginning in December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in the 2000 Offering. The majority of such fees were re-allowed to other broker dealers. As of December 31, 2003, 2002 and 2001, the Company incurred the following costs related to such fees (in thousands):

	Years Ended December 31,
	2003	2002	2001
Commissions	$79,499	$27,835	$4,464
Marketing support fee	5,300	1,856	298
Soliciting dealer servicing fee	310	–	–

	$85,109	$29,691	$4,762

        The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of their leases and Mortgage Loans equal to 4.5% of the gross proceeds of the offering and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, if there is a Listing, the Company will receive an acquisition fee of 4.5% of amounts outstanding on a line of credit, if any, at the time of Listing the Company’s common stock on a national securities exchange or over-the-counter market. During the years ended December 31, 2003, 2002 and 2001, the Company incurred $59.0 million, $18.7 million and $2.7 million, respectively, of such fees, including $11.3 million, $2.1 million and $0, respectively, of acquisition fees on permanent financing. These fees are recorded as other assets in the Consolidated Financial Statements of the Company in Item 8 prior to being allocated to individual Properties or lease intangible costs.

        The Company and the Advisor have entered into an Advisory Agreement pursuant to which the Advisor receives a monthly asset management fee of 0.05% of the Company’s real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the years ended December 31, 2003, 2002 and 2001, the Company incurred $4.4 million, $0.8 million and $0.1 million, respectively, of such fees.

        The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings). The expenses incurred for these services for the years ended December 31 are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Stock issuance costs	$4,063	$2,941	$770
Investment Properties on operating leases	–	25	37
General and administrative expenses	1,506	565	200

	$5,569	$3,531	$1,007

        During the years ended December 31, 2003, 2002 and 2001, affiliates of the Advisor incurred on behalf of the Company $17.2 million, $5.6 million and $1.6 million, respectively, for certain offering expenses. Offering expenses paid by the Company, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Company will not exceed 13% of the proceeds raised in connection with the offerings. In addition, during the years ended December 31, 2003, 2002 and 2001 affiliates incurred on behalf of the Company $0.4 million, $0.5 million and $0.4 million, respectively, for certain acquisition expenses and $2.2 million, $0.6 million and $0.2 million, respectively, for certain operating expenses.

        Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company in any Expense Year exceed the Expense Cap. During the Expense Year ended June 30, 2001, operating expenses exceeded the Expense Cap by $0.1 million; therefore, the Advisor reimbursed the Company such amounts. The Company’s operating expenses did not exceed the Expense Cap in any other subsequent Expense Year.

        CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). CCM made the arrangements for the $23.5 million loan described in Note 8 to the Notes to Consolidated Financial Statements of the Company in Item 8, for which CCM was paid a $0.5 million structuring fee in June 2002. Prior to August 18, 2003, the monthly interest payments due under the loan included a margin of 30 basis points payable to CCM for the monthly services it provided related to the administration of the loan. From its origination in June 2002, the loan was a commercial paper backed loan with an interest rate at the commercial paper rate, as determined by market demand, plus a margin of 1.86% that was inclusive of liquidity fees and administrative costs. The Company paid CCM $0.2 million for each of the two years ended December 31, 2003 and 2002, related to these services. On August 18, 2003, the loan converted from a commercial paper loan to a direct loan with a third party commercial lender.

        During the year ended December 31, 2003, the Company also paid CCM a $0.2 million finder’s fee related to the acquisition of two Properties.

        The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor and certain executive officers of the Company are stockholders. The amounts deposited with this bank were $15.8 million and $5.7 million at December 31, 2003 and 2002, respectively.

        On May 30, 2002, the Company acquired a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the years ended December 31, 2003 and 2002, the Company received $0.1 million and $0.2 million, respectively, in distributions from the partnership.

        In March 2003, the Advisor’s parent company purchased a 30% voting membership interest in a limited liability company which is affiliated with eight of the Company’s tenants that leased 69 of the Company’s 119 Properties as of December 31, 2003. These eight thinly capitalized tenants contributed 35% of total rental income from operating leases and earned income from direct financing leases for the year ended December 31, 2003.

        Amounts due to related parties at December 31 are as follows (in thousands):

	2003	2002

Due to CNL Securities:
Commissions	$1,366	$145
Marketing support fee and due diligence
expense reimbursements	91	–
Soliciting dealer service fee	310	–

	1,767	145

Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses
on behalf of the Company	372	1
Accounting and administrative services	304	76
Acquisition fees and miscellaneous
acquisition expenses	815	126

	1,491	203

	$3,258	$348

Critical Accounting Policies

        Allocation of Purchase Price for Acquisition of Properties. The Company allocates the purchase costs of Properties to the tangible and intangible assets acquired and the liabilities assumed as provided by Statement of Accounting Standard No. 141, “Business Combinations.” For each acquisition, the Company assesses the value of the land, building, equipment and its intangible assets, including in-place leases, the above or below market lease values and the value of tenant relationships based on their estimated fair values. The value of the buildings acquired are determined on an as-if vacant basis. The values determined are based on independent appraisals or on management’s estimates reflecting the facts and circumstances of each acquisition.

        Acquisition Fees and Costs. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with Properties that are probable of being acquired are capitalized and included in other assets. Upon the purchase of a Property, the fees and costs directly identifiable with that Property are reclassified to land, building, equipment and lease intangibles or to investment in direct financing leases. In the event a Property is not acquired or no longer is expected to be acquired, costs directly related to the Property will be charged to expense.

    Leases. The Company’s leases are accounted for under the provisions of Statement of Accounting Standard No. 13, “Accounting for Leases,” and have been accounted for as either operating leases or direct financing leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management’s estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

    Impairments. The Company periodically (no less than once per year) evaluates its investments in real estate and any unconsolidated joint ventures for impairment and whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through operations. Management determines whether impairment in the value has occurred by comparing the undiscounted cash flows, including the estimated residual value of the asset with the carrying amount of the individual asset. If impairment is indicated, the asset is adjusted to its estimated fair value.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and a result of a revision to FIN 46 (“FIN46-R”), and to older entities which are non-special purpose entities in the first fiscal year or interim period ending after March 15, 2004. The consolidation of these entities, if required, is not expected to have a significant effect on the Company’s financial position results of operations.

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

REIT Qualification

        The Company has made an election under Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s net earnings. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2003, 2002 and 2001. In addition, the Company intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

        Approximately 38% of the Company’s mortgage notes payable at December 31, 2003 were subject to variable interest rates. Therefore, the Company is exposed to market changes in interest rates. At December 31, 2003, a hypothetical 100 basis point increase in the US Treasury and LIBOR rates would have resulted in additional interest costs of approximately $0.9 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of the Company’s exposure to interest rate change, it is not intended to predict future results and the Company’s actual results will likely vary.

        The Company is also subject to interest rate risk through outstanding balances on its variable rate line of credit. The Company had $20 million outstanding at December 31, 2003.

        To mitigate interest rate risk, the Company may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds should interest rates rise substantially. Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

        Following is a summary of the Company’s permanent financing obligations at December 31, 2003 (in thousands):

	Expected Maturing Permanent Financing
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt:	$–	$–	$–	$–	$20,332	$149,741	$170,073	$170,073
Average Interest Rate	–	–	–	–	7.83%	6.09%	6.30%

Variable Rate Debt:	$25,652	$26,766	$45,000	$34,967	–	–	$132,385	$132,385
Average Interest Rate	5.00%	3.84%	3.81%	4.66%	–	–	4.27%

Item 8.     Financial Statements and Supplementary Data

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES

CONTENTS

Page

Report of Independent Certified Public Accountants	29

Financial Statements:

Consolidated Balance Sheets	30

Consolidated Statements of Earnings	31

Consolidated Statements of Stockholders' Equity	32

Consolidated Statements of Cash Flows	33–34

Notes to Consolidated Financial Statements	35-49

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
CNL Retirement Properties, Inc.

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of earnings, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CNL Retirement Properties, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
February 25, 2004

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2003	2002
Assets
Investment properties:
Accounted for using the operating method, net	$1,083,392	$245,985
Accounted for using the direct financing method	418,347	134,382
Cash and cash equivalents	167,090	40,800
Restricted cash	14,812	1,685
Accounts and other receivables	12,223	3,192
Loan costs, less accumulated amortization of $1,429 and $89	7,386	1,220
Lease intangible costs, less accumulated amortization of $1,423
and $254	30,205	8,154
Accrued rental income	14,644	1,218
Other assets	13,793	4,975
Investment in unconsolidated subsidiary	7	154

	$1,761,899	$441,765

Liabilities and Stockholders' Equity
Liabilities:
Mortgage notes payable	$275,056	$45,327
Bonds payable	90,125	–
Lines of credit	20,000	–
Construction loans payable	7,402	–
Due to related parties	3,258	348
Accounts payable and accrued expenses	11,657	1,337
Deferred income	476	–
Security deposits	7,984	4,867
Rents paid in advance	–	91

Total liabilities	415,958	51,970

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, without par value
Authorized and unissued 3,000 shares	–	–
Excess shares, $.01 par value per share
Authorized and unissued 103,000 shares	–	–
Common stock, $.01 par value per share
Authorized 450,000 and 100,000 shares, respectively,
issued 150,253 and 44,255 shares, respectively,
outstanding 150,077 and 44,211 shares, respectively	1,501	442
Capital in excess of par value	1,349,719	393,308
Accumulated distributions in excess of net earnings	(5,279)	(3,955)

Total stockholders' equity	1,345,941	389,795

	$1,761,899	$441,765

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Rental income from operating leases	$60,207	$12,412	$1,725
Earned income from direct financing leases	31,107	4,366	–
Contingent rent	47	8	–
FF&E reserve income	2,607	153	39
Interest and other income	1,626	1,913	135

	95,594	18,852	1,899

Expenses:
Interest and loan cost amortization	9,588	1,534	105
General and administrative	5,482	1,389	395
Property operating	136	23	–
Asset management fees to related party	4,372	771	93
Reimbursement of operating expenses
from related party	–	–	(145)
Depreciation and amortization	17,567	3,336	535

	37,145	7,053	983

Earnings before equity in earnings of
unconsolidated subsidiary and minority
interest in earnings of consolidated
joint venture	58,449	11,799	916
Equity in earnings of unconsolidated
subsidiary	11	6	–
Minority interest in earnings of
consolidated joint venture	–	(433)	–

Net earnings	$58,460	$11,372	$916

Net earnings per share of common
stock (basic and diluted)	$0.66	$0.52	$0.38

Weighted average number of shares of
common stock outstanding (basic
and diluted)	88,840	22,035	2,391

        See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

				Accumulated distributions
	Common stock		Capital in	in excess of
	Number of shares	Par value	excess of par value	net earnings	Total
Balance at December 31, 2000	1,186	$ 12	$ 9,547	$ (357)	$ 9,202
Subscriptions received for common stock
through public offering and reinvestment plan	5,952	59	59,460	–	59,519
Stock issuance costs	–	–	(7,190)	–	(7,190)
Retirement of common stock	(3)	–	(31)	–	(31)
Net earnings	–	–	–	916	916
Distributions declared and paid ($0.6996 per share)	–	–	–	(1,507)	(1,507)

Balance at December 31, 2001	7,135	71	61,786	(948)	60,909
Subscriptions received for common stock
through public offering and reinvestment plan	37,113	371	370,764	–	371,135
Stock issuance costs	–	–	(38,899)	–	(38,899)
Retirement of common stock	(37)	–	(343)	–	(343)
Net earnings	–	–	–	11,372	11,372
Distributions declared and paid ($0.7002 per share)	–	–	–	(14,379)	(14,379)

Balance at December 31, 2002	44,211	442	393,308	(3,955)	389,795
Subscriptions received for common stock
through public offerings and reinvestment plan	105,998	1,060	1,058,921	–	1,059,981
Stock issuance costs	–	–	(101,299)	–	(101,299)
Retirement of common stock	(132)	(1)	(1,211)	–	(1,212)
Net earnings	–	–	–	58,460	58,460
Distributions declared and paid ($0.7067 per share)	–	–	–	(59,784)	(59,784)

Balance at December 31, 2003	150,077	$ 1,501	$ 1,349,719	$ (5,279)	$ 1,345,941

        See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Increase (decrease) in cash and cash equivalents:
Operating activities:
Net earnings	$58,460	$11,372	$916
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	16,367	3,068	524
Amortization	2,558	394	11
Equity in earnings of unconsolidated subsidiary	(11)	(6)	–
Changes in operating assets and liabilities:
Accounts and other receivables	(11,031)	(827)	(177)
Accrued rental income	(13,426)	(1,375)	(76)
Other assets	(1,906)	(31)	(6)
Interest payable	696	115	(11)
Accounts payable and other accrued expenses	5,254	484	45
Deferred income	476	–	–
Due to related parties	195	(332)	34
Security deposits	3,117	3,503	810
Rents paid in advance	(91)	(13)	103
Minority interest in income	–	433	–

Net cash provided by operating activities	60,658	16,785	2,173

Investing activities:
Investment in land, buildings and equipment	(661,946)	(193,176)	(20,269)
Investment in direct financing leases	(263,330)	(128,065)	–
Purchase of minority interest	–	(8,500)	–
Investment in lease intangibles	(23,220)	(8,408)	–
Investment in note receivable	–	(2,000)	–
Collection of note receivable	2,000	–	–
Investment in unconsolidated subsidiary	–	(350)	–
Distributions received from unconsolidated subsidiary	149	191	–
Payment of acquisition fees and costs	(53,126)	(16,132)	(2,644)
Increase in restricted cash	(13,127)	(1,650)	(18)

Net cash provided by investing activities	(1,012,600)	(358,090)	(22,931)

Financing activities:
Proceeds from borrowings on mortgage notes payable	170,800	32,620	–
Principal payments on mortgage notes payable	(13,832)	(268)	–
Proceeds from construction financing	7,402	–	–
Proceeds from borrowings on line of credit	71,370	–	–
Repayments on line of credit	(51,370)	–	(3,795)
Proceeds from issuance of life care bonds	8,203	–	–
Retirement of life care bonds	(6,589)	–	–
Payment of loan costs	(7,523)	(1,309)	–
Contributions received from minority interest	–	8,500	–
Distributions to minority interest	–	(509)	–
Subscriptions received from stockholders	1,059,981	371,135	59,520
Payment of stock issuance costs	(99,309)	(40,232)	(6,904)
Distributions to stockholders	(59,784)	(14,379)	(1,507)
Retirement of common stock	(1,117)	(174)	(13)

Net cash provided by financing activities	1,078,232	355,384	47,301

Net increase in cash and cash equivalents	126,290	14,079	26,543
Cash and cash equivalents at beginning of year	40,800	26,721	178

Cash and cash equivalents at end of year	$167,090	$40,800	$26,721

        See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED

	Year Ended December 31,
	2003	2002	2001
Supplemental schedule of non-cash investing
and financing activities:
Amounts incurred by the Company and paid by
related parties on behalf of the Company
were as follows:
Acquisition costs	$403	$451	$354
Stock issuance costs	17,246	5,613	1,626

	$17,649	$6,064	$1,980

Mortgage assumed on property purchase	$72,762	$12,974	$–

Bonds assumed on property purchase	$88,511	$–	$–

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,534	$1,294	$116

        See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

1.           Significant Accounting Policies:

Organization and Nature of Business – CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a “REIT”) for federal income tax purposes. CNL Retirement Properties, Inc. owns CNL Retirement GP Corp. and CNL Retirement LP Corp., both of which are Delaware corporations and are the general and limited partners, respectively, of CNL Retirement Partners, LP, a Delaware limited partnership. The Company’s investment properties are generally held by CNL Retirement Partners, LP or its wholly owned subsidiaries. The term “Company” includes CNL Retirement Properties, Inc. and its subsidiaries. The Company has retained CNL Retirement Corp. (the “Advisor”) as its advisor to provide management, acquisition, advisory and administrative services.

The Company acquires investment properties (the “Property” or “Properties”) related to seniors’ housing and health care facilities located primarily across the United States. As of December 31, 2003, the Company had 119 Properties located in 27 states, consisting of 81 assisted living facilities, 17 assisted living/skilled nursing facilities, two continuing care retirement communities, six independent living/assisted living facilities, three independent living facilities, six properties under various stages of development and four land leases. Properties acquired in the future may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities, life care communities, specialty clinics, medical office buildings, walk-in clinics and similar types of health care-related facilities. The Company also may provide mortgage financing (“Mortgage Loans”) and may offer furniture, fixture and equipment financing (“Secured Equipment Leases”) to the operators of the Properties.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company, each of its wholly owned subsidiaries and an entity in which the Company owns a 99% controlling interest. Interests of unaffiliated third parties for less than 100% owned and majority controlled entities are reflected as minority interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Subsidiary – The Company owns a 10% interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The Company’s investment in the partnership is accounted for using the equity method as the Company has significant influence.

Investment Properties and Lease Accounting – Properties are generally leased on a long-term, triple-net basis whereby the tenants are generally responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance, repairs and utilities. For the years ended December 31, 2003, 2002 and 2001, the Company’s tenants paid $8.1 million, $1.1 million and $0.1 million, respectively, in property taxes on behalf of the Company. The leases are accounted for using either the operating or direct financing method.

Operating method – For leases accounted for as operating leases, Properties are recorded at cost. Minimum rent payments contractually due under the leases are recognized as revenue on a straight-line basis over the lease terms so as to produce constant periodic rent recognition over the lease terms. The excess of rents recognized over amounts contractually due are included in accrued rental income in the accompanying financial statements. Buildings and equipment are depreciated on the straight-line method over their estimated useful lives of 40 years and three years to seven years, respectively.

Direct financing method – For leases accounted for as direct financing leases, future minimum lease payments are recorded as a receivable. The difference between the rents receivable and the estimated residual values less the cost of the Properties is recorded as unearned income. Unearned income is deferred and amortized to income over the lease terms to provide a constant rate of return. Investments in direct financing leases are presented net of unamortized unearned income.

When a Property is sold, the related costs and accumulated depreciation, plus any accrued rental income, are removed from the accounts and any gain or loss from sale is reflected in income.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

1.	Significant Accounting Policies – Continued:

FF&E Reserve Income –A furniture, fixtures and equipment (“FF&E”) cash reserve has been established in accordance with substantially all of the lease agreements. In accordance with the agreements, the tenants deposit funds into restricted FF&E cash reserve accounts and periodically use these funds to cover the cost of the replacement, renewal and additions to FF&E. In the event that the FF&E reserve is not sufficient to maintain the Property in good working condition and repair, the Company may make fixed asset expenditures, in which case annual rent would be increased.

With respect to the majority of the leases, all funds in the FF&E reserve, all interest earned on the funds and all property purchased with the funds from the FF&E reserve are the property of the Company; therefore, the Company recognizes the FF&E reserve payments as income. FF&E purchased with FF&E reserve funds that improve or extend the useful lives of the respective Properties are capitalized. All other FF&E costs are recorded as property operating expenses in the accompanying consolidated financial statements. In accordance with the terms of a few leases, FF&E reserve accounts are held by each tenant until the end of the lease term at which time all property purchased with funds from the FF&E reserve accounts will become the property of the Company.

With respect to 13 Properties subject to direct financing leases, FF&E reserve accounts are held by each tenant and all property purchased with funds from the FF&E accounts will remain the property of the tenants. Accordingly, the Company does not recognize FF&E reserve income relating to these direct financing leases.

Asset Impairment –Management reviews its Properties for impairment or potential loss as events or circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management compares the estimated future undiscounted cash flows, including the residual value of the Property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to the estimated fair value.

Development Costs –Development costs, including interest, taxes, insurance and other costs incurred in developing new Properties, are capitalized during construction. Upon completion of construction, development costs are amortized on a straight-line basis over the useful lives of the respective assets.

Deferred Income – Rental income contractually due under leases from Properties that are under development are recorded as deferred income. Upon completion of construction, deferred income is amortized to revenue on a straight-line basis over the remaining lease term. For the year ended December 31, 2003, rental income of $0.5 million related to five Properties under various stages of development has been deferred and included as deferred income in the accompanying consolidated financial statements. There were no projects subject to leases under development during the year ended December 31, 2002.

Capitalized Interest –Interest, including loan costs for borrowings used to fund development and construction, is capitalized as construction in progress and allocated to the individual Property costs. For the year ended December 31, 2003, interest of $36,800 was capitalized to construction in progress.

Cash and Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Cash accounts maintained in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Loan Costs – Loan costs are capitalized and are amortized as interest over the terms of the respective loan agreements using the straight-line method, which approximates the effective interest method. Unamortized loan costs are expensed when the associated debt is retired before maturity.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

1.	Significant Accounting Policies – Continued:

Lease Intangibles – In connection with the acquisition of a Property that is subject to an operating lease, the Company allocates the value associated with having an in-place lease at the date of acquisition to a lease intangible asset considering factors associated with lease origination costs and above, at or below market leases. Such costs are amortized on a straight-line basis over the term of the lease.

Bonds Payable – In connection with the acquisition of two continuing care retirement communities (“CCRC’s”), the Company assumed non-interest bearing life care bonds payable to certain residents of the CCRC’s. Generally, the bonds are refundable to the resident or to the resident’s estate upon termination or cancellation of the CCRC agreement. Proceeds from the issuance of new bonds are used to retire existing bonds. As the maturity of these obligations is not determinable, no interest is imputed.

Income Taxes – The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, the Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. At December 31, 2003, 2002 and 2001, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

Earnings Per Share – Basic earnings per common share is calculated based upon net earnings (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2003, 2002 and 2001, the Company did not have any potentially dilutive common shares.

Reclassifications –Certain items in the prior years’ financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on reported equity or net earnings.

Use of Estimates –Management has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

New Accounting Standards– In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should consolidate the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 , and as a result of a revision to FIN 46 (“FIN 46-R”), to older entities which are non-special purpose entities in the first fiscal year or interim period ending after March 15, 2004. The consolidation of these entities, if required, is not expected to have a significant effect on the Company’s financial position or results of operations.

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

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

1.	Significant Accounting Policies – Continued:

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

Upon formation in December 1997, the Company received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor. Since its inception through December 31, 2003, the Company has made four public offerings and received subscriptions as follows (in thousands):

		Offering		Subscriptions
Offering	Date Completed	Shares (a)	Amount	Shares (b)	Amount
Initial Offering	September 2000	15,500	$155,000	972	$9,719
2000 Offering	May 2002	15,500	155,000	15,500	155,000
2002 Offering	April 2003	45,000	450,000	45,000	450,000
2003 Offering	Open	175,000	1,750,000	88,761	887,608

		251,000	$2,510,000	150,233	$1,502,327

(a) Includes distribution reinvestment plan shares of 500 in the 2000 Offering, 5,000 in the 2002 Offering and 25,000 in the 2003 Offering.

(b) Includes distribution reinvestment plan shares of 42 in the 2000 Offering, 129 in the 2002 Offering and 966 in the 2003 Offering.

The price per share and other terms of all the offerings, including the percentage of gross proceeds payable (i) to the managing dealer for selling commissions and expenses in connection with the offering and (ii) to the Advisor for acquisition fees, are substantially the same.

On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for the proposed sale by the Company of up to 400 million shares of common stock (approximately $4 billion) in an offering expected to commence immediately following the completion of the Company’s 2003 Offering. The Board of Directors has approved a resolution to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion. The Board of Directors expects to submit this matter to the stockholders for approval at the 2004 annual meeting. Until such time, if any, that the stockholders approve an increase in the number of authorized shares of common stock of the Company, the proposed offering will be limited to 213 million shares.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

3.	Investment Properties – Continued:

Accounted for Using the Operating Method – Properties subject to operating leases consisted of the following at December 31 (dollars in thousands):
	2003	2002
Land	$141,635	$34,967
Buildings	884,701	202,484
Equipment	41,544	11,024

	1,067,880	248,475
Less accumulated depreciation	(20,261)	(3,895)

	1,047,619	244,580
Construction in progress	35,773	1,405

	$1,083,392	$245,985

Number of Properties:
Operating	82	24
Under construction	6	1

	88	25

Operating leases generally have initial terms of 15 years and provide for minimum and contingent rent. The operating leases generally provide options that allow the lessees to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases.

The leases also require minimum annual rents to increase at predetermined intervals during the lease terms. Increases in lease revenue are recognized on a straight-line basis over the terms of each applicable lease commencing on the date the Property was placed in service. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $13.4 million, $1.2 million and $0.1 million, respectively, of revenue from the straight-lining of lease revenues over current contractually due amounts. This amount is included in rental income from operating leases in the accompanying consolidated statements of earnings.

Future minimum lease payments due under the noncancellable operating leases at December 31, 2003, are as follows (in thousands):

2004	$94,252
2005	97,398
2006	101,299
2007	104,584
2008	107,516
2009 and thereafter	1,154,914

$1,659,963

Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on the leases based on factors such as percentage of the tenants’ gross revenues, occupancy rates of the Properties or a percentage of the Company’s investment in a Property. The Company defers recognition of contingent rental income until the thresholds requiring such payments in accordance with the lease terms are met.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

3.	Investment Properties – Continued:

Accounted for Using the Direct Financing Method — The components of net investment in direct financing leases consisted of the following at December 31, (dollars in thousands):

	2003	2002
Minimum lease payments receivable	$1,491,957	$739,784
Estimated residual values	399,099	127,104
Less unearned income	(1,472,709)	(732,506)

Net investment in direct financing leases	$418,347	$134,382

Properties subject to direct financing leases	31	12

Direct financing leases have initial terms that range from 10 to 35 years and provide for minimum annual rent. Lease payments relating to four direct financing leases with a carrying value of $78.0 million are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties. Certain leases contain provisions that allow the tenants to elect to purchase the Properties during or at the end of the lease terms for the Company’s aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the Properties at the end of the lease terms for the same amount.

Future minimum lease payments to be received on direct financing leases at December 31, 2003, are as follows (in thousands):

2004	$43,616
2005	44,878
2006	46,599
2007	47,585
2008	48,671
2009 and thereafter	1,260,608

$1,491,957

The above table does not include any amounts for contingent rents that may be received on certain leases based on a percentage of gross revenues if the Properties achieve specified occupancy rates.

4.	Restricted Cash:

Restricted cash at December 31, 2003 and December 31, 2002, included $5.0 million and $1.7 million, respectively, of FF&E reserves and other restricted funds as required by certain lenders. In addition, the balance at December 31, 2003, includes $9.8 million held in escrow to fund the acquisition of a Property pending certain regulatory approvals.

5.	Accounts and Other Receivables:

Accounts and other receivables include the following at December 31 (in thousands):
	2003	2002
Rental revenues receivable	$11,215	$809
Other receivables	1,008	345
Notes and accrued interest receivable	–	2,038

	$12,223	$3,192

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

5.	Accounts and Other Receivables – Continued:

Notes receivable at December 31, 2002, was comprised of a loan to a seller of two Properties. Prior to the Company’s purchase of the two Properties, the Company made a $2.0 million loan to the seller to extinguish debt at a discounted amount making the purchase of the Properties economically viable. The Company acquired the two Properties on March 31, 2003, and the note and accrued interest was repaid in full at that time.

6.	Lease Intangible Costs:

Lease intangible costs include the following at December 31 (in thousands):

	2003	2002
In-place lease value	$20,139	$5,298
Lease origination costs	11,489	3,110

	31,628	8,408
Less accumulated amortization	(1,423)	(254)

	$30,205	$8,154

7.	Other Assets:

Other assets as of December 31, 2003 and 2002, were $13.8 million and $5.0 million, respectively, and consisted of miscellaneous prepaid expenses and miscellaneous acquisition costs that will be capitalized to land, buildings, equipment, lease intangible costs or investment in direct financing leases upon the purchase of Properties.

8.	Indebtedness:

Mortgage Notes Payable:Mortgage notes payable and the net book value (“NBV”) of the associated collateral consisted of the following at December 31, (in thousands):

	2003		2002
	Mortgage Payable	NBV	Mortgage Payable	NBV
Three mortgages payable, each bearing interest at 30-day
LIBOR plus 325 basis points, with a minimum interest rate
of 5.00% (5.00% at December 31, 2003), with monthly
principal and interest payments, maturing March, 2005
Loan was repaid in full in January 2004	$25,652	$53,409	$–	$–

Seven mortgages payable, each bearing interest at 30-day
LIBOR plus 260 to 300 basis points, (3.81% at December
31, 2003) monthly principal and interest payments,
maturing November 2006	45,000	81,178	–	–

Mortgage payable, bearing interest at 90-day LIBOR plus
390 basis points, with a minimum interest rate of 6.50%
(6.50% at December 31, 2003), with monthly principal and
interest payments, maturing August 2007	10,811	19,174	9,064	19,771

Mortgage payable, bearing interest at 30-day LIBOR plus
262 basis points (3.76% at December 31, 2003), with
monthly payments of interest only, maturing June 2007	23,520	58,015	23,520	59,597

Mortgage payable, bearing interest at 7.83%, with monthly
principal and interest payments, maturing October 2008	20,332	25,974	–	–

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

8.	Indebtedness – Continued:
	2003		2002
	Mortgage Payable	NBV	Mortgage Payable	NBV
Fourteen mortgages payable, each bearing interest at
5.13% until December 31, 2003, with rates increasing
annually to a maximum of 7.25%. Interest on the loan is
recorded using the effective interest rate of 6.09%
Interest only payments until December 31, 2005, and
principal and interest payments thereafter until maturity
on September 2010	$ 92,500	$ 195,779	$ –	$ –
Two mortgages payable, each bearing interest at 5.79%,
with monthly principal and interest payments, maturing
September 2012	50,114	74,898	–	–
Mortgage payable, bearing interest at 8.25%, with monthly
principal and interest payments, maturing March 2038	4,683	4,906	–	–
Mortgage payable, bearing interest at 8.375%, with
monthly principal and interest payments, maturing
November 2038	2,444	3,928	–	–
Mortgage payable, bearing interest at a variable rate
that ranged from 30-day LIBOR plus 350 basis points to
8.00%, was paid in full in August 2003	–	–	12,743	18,592

	$275,056	$517,261	$45,327	$97,960

The following is a schedule of maturities for all mortgage notes payable at December 31, 2003, (in thousands):

2004	$27,278
2005	2,477
2006	47,666
2007	37,389
2008	21,589
2009 and thereafter	138,657

$275,056

Bonds Payable: On March 28, 2003, in connection with the purchase of two CCRC Properties, the Company assumed approximately $88.5 million in non-interest bearing life care bonds refundable to certain residents of the two Properties. From the acquisition date to December 31, 2003, the tenant of the CCRC’s retired $6.6 million of existing bonds and issued $8.2 million of new bonds to new residents on behalf of the Company. At December 31, 2003, approximately $90.1 million was outstanding in bonds payable.

Lines of Credit: The Company has a revolving line of credit (the “Revolving LOC”) to fund acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million for a two-year period expiring March 16, 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets until maturity (3.65% at December 31, 2003), and is collateralized by certain Properties with a carrying value of approximately $118.6 million. The Revolving LOC contains provisions that allow the facility to be increased up to $125.0 million upon the Company pledging additional Properties as collateral. This facility has financial covenants, including maintaining a minimum net worth and minimum collateral value. At December 31, 2003, $20.0 million was outstanding under the Revolving LOC.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

8.	Indebtedness – Continued:

On September 9, 2003, the Company entered into a six-month, $50.0 million credit facility agreement that has a 120-day funding option with a commercial lender. The loan may be extended for two additional three-month periods and may be used to fund the acquisition and development of Properties and investments in Mortgage Loans and other permitted investments. During the initial term, the loan bears interest at a variable rate, as selected by the Company, equal to LIBOR plus 300 basis points or the higher of (i) the bank’s prime rate plus 100 basis points or (ii) the Federal Funds rate plus 150 basis points, payable monthly, and requires monthly principal payments of $2.5 million until maturity. As of December 31, 2003, there were no amounts outstanding under this facility. In January 2004, the Company exercised its first option to extend the loan term to June 7, 2004.

Construction Loans Payable: On October 23, 2003, the Company obtained an $8.9 million construction loan related to one of the Company’s Properties that is under construction. The loan requires interest only payments at a variable rate of LIBOR plus a premium that ranges from 225 basis points to 275 basis points based on the Property’s occupancy levels (4.5% at December 31, 2003) until maturity in November 2006. At December 31, 2003, $6.8 million was outstanding under this facility.

On December 2, 2003, the Company obtained four construction loans in the aggregate amount of $74.2 million relating to four of the Company’s Properties that are in various stages of construction. The loans require interest only payments at a variable rate of LIBOR plus a premium that ranges from 225 basis points to 275 basis points based on the Property’s occupancy levels, until maturity on November 26, 2006. No amounts were outstanding under these facilities at December 31, 2003.

On December 19, 2003, the Company obtained a $48.0 million construction loan related to one of the Company’s Properties that is under construction. The loan requires interest only payments at the lender’s “Base Rate”, as defined, plus 225 basis points, with a minimum rate of 6.5% (6.5% at December 31, 2003), until maturity in December 2007. At December 31, 2003, $0.6 million was outstanding under this facility.

The Company was in compliance with all its loan covenants as of December 31, 2003.

9.	Commitments and Contingencies:

From time to time the Company is exposed to litigation arising from an unrecognized preacquisition contingency or from the operations of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect on the Comany's financial condition or results of operations.

The following table presents the Company’s commitments, contingencies and guarantees and related expiration periods as of December 31, 2003 (in thousands):

Commitments, Contingencies and Guarantees	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory
note of unconsolidated subsidiary (1)	$2,451	$–	$–	$–	$2,451
Earnout provisions (2)	4,050	7,784	–	–	11,834
Capital improvements to
investment Properties	8,840	–	–	–	8,840
Available construction facility	–	76,334	47,364	–	123,698
Pending investments (3)	589,080	–	–	–	589,080

Total Commitments,
Contingencies and
Guarantees	$604,421	$84,118	$47,364	$–	$735,903

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

9.	Commitments and Contigencies – Continued:

(1)

In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of December 31, 2003, the unsecured promissory note had an outstanding balance of approximately $14.7 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

In connection with the acquisition of seven Properties, the Company may be required to make additional payments (the “Earnout Amount”) if certain earnout provisions are achieved by the earnout date for each Property. The calculation of the Earnout Amount generally considers the net operating income for the Property, the Company’s initial investment in the Property and the fair value of the Property. In the event an Earnout Amount is due, the respective lease will be amended and annual minimum rent will increase accordingly. Earnout Amounts related to 24 additional Properties are subject to future values and events that are not quantifiable at December 31, 2003, and are not included in the table above.

(3)

As of December 31, 2003, the Company had commitments to acquire 23 Properties, subject to the fulfillment of certain conditions, including one Property for which $9.8 million is held in escrow pending certain regulatory approvals.

10.	Purchase of Minority Interest:

On December 20, 2002, the Company purchased for $8.5 million the 23.25% minority interest held by Marriott Senior Living Services, Inc. in a joint venture in which the Company owned the remaining 76.75% equity interest. In May 2002, the joint venture purchased five Properties that were operated by Marriott Senior Living Services, Inc. Prior to December 20, 2002, each joint venture partner shared in the costs and benefits of the joint venture in proportion to its percentage equity interest.

If the purchase of the minority interest had occurred at the inception of the joint venture, net income for the year ended December 31, 2002, would have been $11.8 million or $0.54 per share of common stock. There would have been no effect on revenues as reported.

11.	Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of the Company’s common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5% of the number of shares of the Company’s outstanding common stock at the beginning of the 12-month period. During the years ended December 31, 2003, 2002 and 2001, 131,781 shares, 37,306 shares and 3,415 shares, respectively, of common stock were redeemed and retired for $1.2 million, $0.3 million and $31,420, respectively.

12.	Stock Issuance Costs:

The Company has incurred offering expenses, including commissions, marketing support fees, due diligence expense reimbursements, filing fees, and legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements cannot exceed 13% of the proceeds raised in connection with the Company’s public offering. During the years ended December 31, 2003, 2002 and 2001, the Company incurred $101.3 million, $38.9 million and $7.1 million, respectively, in offering costs and due diligence expense reimbursements, including $85.1 million, $29.7 million and $4.8 million, respectively, in commissions and marketing support fees. These amounts are treated as stock issuance costs and charged to stockholders’ equity.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

13.	Distributions:

For the years ended December 31, 2003, 2002 and 2001, approximately 71%, 65% and 65%, respectively, of the distributions paid to stockholders were ordinary income and approximately 29%, 35% and 35%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2003, 2002 and 2001, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. Certain fees payable to the Advisor upon listing, orderly liquidation or other sales of Properites are subordinate to the return of 100% of the stockholders’ invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders’ invested capital.

14.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. (“CNL Securities”). A director of the Company indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of the Company’s assets.

For services in connection with the sale of the Company’s shares, CNL Securities receives fees based on the amounts raised from the Company’s offerings for: (i) commissions of 7.5%, (ii) a marketing support fee of 0.5% and (iii) beginning in December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in the 2000 Offering. The majority of such fees were re-allowed to other broker dealers. As of December 31, 2003, 2002 and 2001, the Company incurred the following costs related to such fees (in thousands):

	Years Ended December 31,
	2003	2002	2001
Commissions	$79,499	$27,835	$4,464
Marketing support fee	5,300	1,856	298
Soliciting dealer servicing fee	310	–	–

	$85,109	$29,691	$4,762

The Advisor receives acquisition fees for services in identifying Properties and structuring the terms of their leases and Mortgage Loans equal to 4.5% of the gross proceeds of the offering and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. In addition, if there is a listing, the Company will receive an acquisition fee of 4.5% of amounts outstanding on a line of credit, if any, at the time of listing the Company’s common stock on a national securities exchange or over-the-counter market. During the years ended December 31, 2003, 2002 and 2001, the Company incurred $59.0 million, $18.7 million and $2.7 million, respectively, of such fees, including $11.3 million and $2.1 million and $0, respectively, of acquisition fees on permanent financing. These fees are included in other assets in the accompanying balance sheets prior to being allocated to individual Properties or lease intangible costs.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor receives a monthly asset management fee of 0.05% of the Company’s real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month. During the years ended December 31, 2003, 2002 and 2001, the Company incurred $4.4 million, $0.8 million and $0.1 million, respectively, of such fees.

The Advisor and its affiliates provide various administrative services to the Company, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with the offerings).

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

14.	Related Party Arrangements – Continued:

The expenses incurred for these services for the years ended December 31 are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Stock issuance costs	$4,063	$2,941	$ 770
Investment Properties on operating leases	–	25	37
General and administrative expenses	1,506	565	200

	$5,569	$3,531	$1,007

During the years ended December 31, 2003, 2002 and 2001, affiliates of the Advisor incurred on behalf of the Company $17.2 million, $5.6 million and $1.6 million, respectively, for certain offering expenses. Offering expenses paid by the Company, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Company will not exceed 13% of the proceeds raised in connection with the offerings. In addition, during the years ended December 31, 2003, 2002 and 2001 affiliates incurred on behalf of the Company $0.4 million, $0.5 million and $0.4 million, respectively, for certain acquisition expenses and $2.2 million, $0.6 million and $0.2 million, respectively, for certain operating expenses.

Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed in any four consecutive fiscal quarters (the “Expense Year”) the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). During the Expense Year ended June 30, 2001, operating expenses exceeded the Expense Cap by $0.1 million, and accordingly, the Advisor reimbursed the Company such amounts. The Company’s operating expenses did not exceed the Expense Cap in any other Expense Years during the years ended December 31, 2003, 2002 and 2001.

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). CCM made the arrangements for the $23.5 million loan described in Note 8, for which CCM was paid a $0.5 million structuring fee in June 2002. Prior to August 18, 2003, the monthly interest payments due under the loan included a margin of 30 basis points payable to CCM for the monthly services it provided related to the administration of the loan. From its origination in June 2002, the loan was a commercial paper backed loan with an interest rate at the commercial paper rate, as determined by market demand, plus a margin of 1.86% that was inclusive of liquidity fees and administrative costs. The Company paid CCM $0.2 million for each of the two years ended December 31, 2003 and 2002, related to these services. On August 18, 2003, the loan converted from a commercial paper loan to a direct loan with a third party commercial lender.

During the year ended December 31, 2003, the Company also paid CCM a $0.2 million finder’s fee related to the acquisition of two Properties.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors, and in which an affiliate of the Advisor and certain executive officers of the Company are stockholders. The amounts deposited with this bank were $15.8 million and $5.7 million at December 31, 2003 and 2002, respectively.

On May 30, 2002, the Company acquired a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the years ended December 31, 2003 and 2002, the Company received $0.1 million and $0.2 million, respectively, in distributions from the partnership.

In March 2003, the Advisor’s parent company purchased a 30% voting membership interest in a limited liability company which is affiliated with eight of the Company’s tenants that leased 69 of the Company’s 119 Properties as of December 31, 2003. These eight tenants contributed 35% of total rental income from operating leases and earned income from investments in direct financing leases for the year ended December 31, 2003.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

14.	Related Party Arrangements – Continued:

Amounts due to related parties at December 31 are as follows (in thousands):

	2003	2002
Due to CNL Securities:
Commissions	$1,366	$ 145
Marketing support fee and due diligence
expense reimbursements	91	–
Soliciting dealer service fee	310	–

	1,767	145

Due to the Advisor and its affiliates:

Expenditures incurred for offering expenses
on behalf of the Company	372	1
Accounting and administrative services	304	76
Acquisition fees and miscellaneous
acquisition expenses	815	126

	1,491	203

	$3,258	$ 348

15.	Concentration of Credit Risk – Continued:

At December 31, 2003, the Company leased its Properties to 15 tenants, three of which independently contributed between 11% and 18% (an aggregate of 42%) of the Company’s total rental income from operating leases and earned income from direct financing leases for the year ended December 31, 2003.

The Advisor’s parent company is affiliated with eight of the Company’s tenants that leased 69 of the Company’s 119 Properties as of December 31, 2003. These eight tenants contributed 35% of total rental income from operating leases and earned income from direct financing leases for the year ended December 31, 2003.

The following table summarizes information about the Company’s operator concentration based on annualized rental revenue as of December 31, 2003 (dollars in thousands):

	Number of Facilities	Annualized Revenue (1)	Percent of Revenue
Sunrise Senior Living Services, Inc. ("Sunrise")	98	$123,515	76%
American Retirement Corporation	8	17,589	11%
Erickson Retirement Communities, LLC	4	11,404	7%
Harbor Assisted Living, LLC (affiliate of Advisor)	5	6,721	4%
CateredLife Communities, Inc.	4	3,016	2%

	119	$162,245	100%

(1)

For operating leases, reflects annual base rent and for direct financing leases, reflects annual interest earned, straight-lined over the term of the lease in accordance with generally accepted accounting principles.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

15.	Concentration of Credit Risk – Continued:

To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of December 31, 2003, the Company had $8.0 million in security deposits related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Properties that are in various stages of development and being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants’ obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date.

The Company had the following additional limited guarantees as of December 31, 2003 (in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance
Sunrise	1	April 2000	$ 2,770	$ 2,106	$ 664
Marriott International	5	May 2002	5,880	3,881	1,999
Sunrise/cash reserves	22	Nov 2003	10,500	–	10,500

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of these lessees, their guarantors or the Sunrise or ARC brands would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

16.	Selected Quarterly Financial Data:

The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002 (in thousands):

2003 Quarter	First	Second	Third	Fourth	Year
Revenues	$12,504	$21,130	$25,586	$36,374	$95,594
Net earnings	8,503	12,913	15,814	21,230	58,460
Net earnings per share:
Basic and Diluted	$ 0.16	$ 0.18	$ 0.16	$ 0.16	$ 0.66

2002 Quarter	First	Second	Third	Fourth	Year
Revenues	$1,668	$3,306	$4,727	$9,151	$18,852
Net earnings	829	1,702	2,509	6,332	11,372
Net earnings per share:
Basic and Diluted	$ 0.09	$ 0.11	$ 0.10	$ 0.22	$ 0.52

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Years Ended December 31, 2003, 2002 and 2001

17.	Subsequent Events:

Property Acquisition – In February 2004, the Company acquired 19 additional retirement Properties in a sale lease-back transaction for an aggregate purchase price of $537.3 million. The Company assumed $274.6 million of existing debt and used cash available at December 31, 2003, plus additional offering proceeds received in January and February 2004 as well as proceeds from permanent loans closed during the first quarter of 2004 to purchase the Properties, which consist primarily of independent living and assisted living facilities with an aggregate total of approximately 3,600 units. The Properties are located in Alabama, Arizona, California, Florida, Illinois, Rhode Island and Texas.

In February 2004, the Company entered into an initial commitment to acquire 22 medical office buildings containing approximately 1.3 million square feet for an aggregate purchase price of $256.5 million. The Company intends to use proceeds received from the 2003 Offering as well as assume approximately $84.4 million of existing debt. Substantially all of the leases are gross leases. The transaction is expected to close in the second quarter of 2004.

Permanent Financings — On January 27, 2004, the Company obtained permanent financing comprised of three mortgage loans in the aggregate amount of $130.0 million from a commercial lender collateralized by 22 Properties owned by the Company. Concurrent with the loan closing, the Company drew $30.0 million to, in part, extinguish existing debt of $25.7 million. The Company is required to draw an additional $30.0 million within 90 days of the loan closing date and the balance is required to be drawn by January 27, 2005. The loans have a 5-year term and when fully drawn will bear interest at a rate of 5.79% per annum. The loans require interest only payments for the first 12 months with monthly principal and interest payments thereafter until maturity on January 27, 2009.

On January 29, 2004, the Company obtained permanent financing comprised of 12 loans in the aggregate amount of $74.6 million from a commercial lender collateralized by 12 Properties owned by the Company. The loans have terms of seven years, bear interest at a rate of 5.96% per annum and require monthly interest only payments for the first 24 months with monthly payments of principal and interest due thereafter until maturity.

In February 2004, the Company assumed $274.6 million in permanent financing comprised of 16 loans in connection with the acquisition of 19 Properties. The majority of the debt, $192.7 million comprised of 11 loans, is agency debt through Fannie Mae. These loans are interest only loans that bear interest at 30-day LIBOR plus a premium of either 90 basis points or 104 basis points and mature in either November 2005 or May 2008. Three loans in an aggregate amount of $38.4 million payable to a commercial lender bear interest at 30-day LIBOR plus 370 basis points with a minimum rate of 5.95%. These loans require monthly interest only payments through July 2004 with principal and interest payments thereafter until maturity in May 2008. An additional $10.4 million, variable rate loan payable to a commercial lender bears interest at 30-day LIBOR plus 370 basis points with a minimum rate of 4.80%. The loan requires monthly interest only payments through January 2005 with principal and interest payments thereafter until maturity in May 2008. The remaining loan in the amount of $33.1 million has a fixed interest rate of 8.17% with principal and interest payable monthly until maturity in April 2008.

Other–During the period January 1, 2004 through February 25, 2004, the Company received subscription proceeds for an additional 23,085,450 shares ($230.9 million) of common stock.

On January 1, 2004 and February 1, 2004, the Company declared distributions totaling $8.9 million and $9.6 million, respectively, or $0.0592 per share of common stock, payable by March 31, 2004, to stockholders of record on January 1, 2004 and February 1, 2004, respectively.

On February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, the Advisor and two operators that manage certain Properties owned by the Company. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. This matter is in the preliminary stages and although management is not able to predict the outcome, management has been advised by counsel that a number of valid defenses exist.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

Item 14. Principal Accountant Fees and Services

        The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Commission no later than April 30, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report.

1. Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2003

Notes to Schedule III – Real Estate and Accumulated Depreciation at December 31, 2003

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

3. Exhibits

3.1	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, and incorporated herein by reference.

3.2	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.3	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Pre-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed March 31, 2000, and incorporated herein by reference.)

3.4	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Post-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003, and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 14, 2003, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 25, 2003, and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant’s on Form S-11filed March 23, 2000, and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.14 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 (No. 333-37480)filed November 29, 2001, and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement – AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.15 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.16 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.17 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement – AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek –Coconut Creek, Florida. (Included as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek – Coconut Creek, Florida. (Included as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement – AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village –Greenwood Village, Colorado. (Included as Exhibit 10.22 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-76538) filed May 10, 2002, and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.23 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.24 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS — MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson –Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth – Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.30 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth –Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.31 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement – AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.26	Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside – Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh – Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.27 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside –Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh –Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.28 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.36 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003,and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.37 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace —Nashville, Tennessee. (Included as Exhibit 10.38 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace — Nashville, Tennessee. (Included as Exhibit 10.39 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue — Bellevue, Washington. (Included as Exhibit 10.40 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa — Santa Rosa, California. (Included as Exhibit 10.43 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa — Tulsa, Oklahoma. (Included as Exhibit 10.44 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings — Atlanta, Georgia. (Included as Exhibit 10.45 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood — Lynnwood, Washington. (Included as Exhibit 10.46 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.47 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet — Hemet, California. (Included as Exhibit 10.48 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth — Plymouth, Massachusetts. (Included as Exhibit 10.49 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby — Willoughby, Ohio. (Included as Exhibit 10.50 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.51 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois; Brighton Gardens of Tulsa — Tulsa, Oklahoma; MapleRidge of Hemet — Hemet, California; MapleRidge of Plymouth — Plymouth, Massachusetts; MapleRidge of Willoughby — Willoughby, Ohio and Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.52 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue — Bellevue, Washington; Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa — Santa Rosa, California; Brighton Gardens of Vinings — Atlanta, Georgia; Hearthside of Lynnwood — Lynnwood, Washington and Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.53 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.54 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community –Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.51	Purchase and Sale Agreement by and among WEC 99C-1, LLC, WEC 99C-2, LLC, WEC 99C-3, LLC, WEC 99C-4, LLC, WEC 99C-5, LLC, WEC 99C-6, LLC, WEC 99C-7, LLC, WEC 99C-8, LLC, WEC 99C-9, LLC, WEC 99C-10, LLC, WEC 99C-11, LLC, WEC 99C-12, LLC, WEC 99C-13, LLC, and WEC 99C-14, LLC, respectively, as Sellers, and CNL Retirement Properties, Inc., as Purchaser dated August 29, 2003. (Included as Exhibit 10.59 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed October 21, 2003, and incorporated herein by reference.)

10.52	Purchase and Sale Agreement by and among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise, LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003. (Included as Exhibit 10.60 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

10.53	Pooling Agreement by and among Sunrise Senior Living Management, Inc., as Manager and Twenty Pack Management Corp., Sunrise Five Forks Assisted Living, L.L.C., Sunrise Development, Inc. and Sunrise Madison Senior Living, L.L.C., as Owners and CNL Retirement Sun1, LP, CNL Retirement Sun1 Beverly Hills CA, LP, CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Sun1 Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ, LP, as Landlords dated September 30, 2003. (Included as Exhibit 10.61 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003 and incorporated herein by reference.)

21.	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b)	TheCompany filed the following reports during the quarter ended December 31, 2003: Form 8-K filed on October 15, 2003 which included disclosure under Items 2 and 7 in connection with the acquisition of 19 Properties; Form 8-K/A filed on October 17, 2003 which included disclosure under Item 7 to include audited financial statements as a result of one of the tenant’s leasing 14 Properties with an aggregate carrying value that represented more than 20% of the Company’s total assets; Form 8-K filed on October 31, 2003 to attach a press release as an exhibit under Item 7; Form 8-K filed on November 10, 2003 to attach a press release as an exhibit under Item 7; Form 8-K filed on December 10, 2003 which included disclosure under Items 2 and 7 in connection with the acquisition of 27 Properties; Form 8-K/A filed on December 12, 2003 which included disclosure under Item 7 to include audited financial statements as a result of one of the tenant’s leasing 12 Properties with an aggregate carrying value that represented more than 20% of the Company’s total assets; Form 8-K filed on December 29, 2003 to attach a press release as an exhibit under Item 7.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2004.

CNL RETIREMENT PROPERTIES, INC.
By: /s/ Thomas J. Hutchison, III THOMAS J. HUTCHISON, III Chief Executive Officer and President (Principal Executive Officer)
By: /s/ Stuart J. Beebe STUART J. BEEBE Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	February 27, 2004
James M. Seneff, Jr.

/s/ Robert A. Bourne	Vice Chairman of the Board and Treasurer	February 27, 2004
Robert A. Bourne

/s/ David W. Dunbar	Independent Director	February 27, 2004
David W. Dunbar

/s/ James W. Duncan, Jr.	Independent Director	February 27, 2004
James W. Duncan, Jr

/s/ Edward A. Moses	Independent Director	February 27, 2004
Edward A. Moses

/s/ Thomas J. Hutchinson, III	Chief Executive Officer and President	February 27, 2004
Thomas J. Hutchinson, III	(Principal Executive Officer)

/s/ Stuart J. Beebe	Chief Financial Officer and Executive Vice President	February 27, 2004
Stuart J. Beebe	(Principal Financial and Accounting Officer)

CNL Retirement Properties, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2003

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition (2)		Gross Amount at Which Carried at Close of Period (2)
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accum. Deprecia- tion	Date Built	Date Acquired
Brighton Gardens of Orland Park, IL	$ –	$ 2,162	$ 12,577	$ –	$ –	$ 2,162	$ 12,577	$ 14,739	$ 1,632	1999	Apr-00
Broadway Plaza at Pecan Park, TX	–	1,344	9,425	–	–	1,344	9,425	10,769	662	2000	Nov-01
Homewood Residence at Boca Raton, FL	–	1,144	8,734	–	–	1,144	8,734	9,878	612	2000	Nov-01
Holley Court Terrace, IL	–	2,144	16,850	–	–	2,144	16,850	18,994	891	1992	Feb-02
Homewood Residence at Coconut Creek, FL	–	1,683	8,193	–	–	1,683	8,193	9,876	516	2000	Feb-02
Heritage Club at Greenwood Village, CO	10,811	1,965	18,025	–	–	1,965	18,025	19,990	996	1999	Mar-02
Sunrise of Dartmouth, MA	3,796	920	8,799	–	23	920	8,822	9,742	398	1999	May-02
Sunrise of Laguna Creek, CA	3,222	812	7,407	–	–	812	7,407	8,219	343	1999	May-02
Brighton Gardens of Towson, MD	5,781	990	14,109	–	4	990	14,113	15,103	642	1999	May-02
Brighton Gardens of Camarillo, CA	7,477	2,487	16,676	–	–	2,487	16,676	19,163	781	1999	May-02
Sunrise of Clayton, OH	3,244	813	7,483	–	–	813	7,483	8,296	344	1999	May-02
Vero Beach, FL	636	1,839	–	–	6,596	1,839	6,596	8,435	–	(3)	Aug-02
Homewood Residence at Brookmont Terrace, TN	–	464	8,652	–	–	464	8,652	9,116	327	1999	Nov-02
Sunrise of Hemet, CA	–	1,176	3,087	–	9	1,176	3,096	4,272	125	1998	Dec-02
Brighton Gardens of Tulsa, OK	–	1,538	3,310	–	6	1,538	3,316	4,854	149	1999	Dec-02
Pleasant Hills, AR	–	523	10,427	–	145	523	10,572	11,095	318	1984	Dec-02
Brighton Gardens of Hoffman Estates, IL	–	1,724	6,064	–	3	1,724	6,067	7,791	221	1999	Dec-02
Sunrise of Willoughby, OH	–	1,091	4,032	–	–	1,091	4,032	5,123	147	1999	Dec-02
Sunrise of Plymouth, MA	–	1,090	3,667	–	–	1,090	3,667	4,757	144	2000	Dec-02
Sunrise of Lynwood, WA	–	1,530	5,068	21	–	1,551	5,068	6,619	148	1989	Dec-02
Sunrise of Snohomish, WA	–	645	8,364	–	5	645	8,369	9,014	232	1992	Dec-02
Brighton Gardens of Vinings, GA	–	1,773	5,830	–	–	1,773	5,830	7,603	207	1999	Dec-02
Brighton Gardens of Oklahoma City, OK	–	784	3,000	–	–	784	3,000	3,784	134	1999	Dec-02
Brighton Gardens of Bellevue, WA	–	2,165	8,506	–	–	2,165	8,506	10,671	283	1999	Dec-02
Brighton Gardens of Santa Rosa, CA	–	2,161	15,044	–	20	2,161	15,064	17,225	464	2000	Dec-02
Brighton Gardens of Denver, CO	8,624	1,084	17,245	–	–	1,084	17,245	18,329	380	1996	Mar-03
Brighton Gardens of Colorado Springs, CO	7,952	1,073	15,829	–	–	1,073	15,829	16,902	343	1999	Mar-03
Brighton Gardens of Lakewood, CO	9,076	1,073	18,221	–	–	1,073	18,221	19,294	393	1999	Mar-03
Brighton Gardens of Rancho Mirage, CA	–	1,716	12,482	–	–	1,716	12,482	14,198	331	2000	Mar-03
The Fairfax, VA	–	17,641	60,643	–	1,027	17,641	61,670	79,311	1,393	1989	Mar-03
The Quadrangle, PA	–	23,148	90,769	–	98	23,148	90,867	114,015	2,072	1987	Mar-03
Brighton Gardens of Yorba Linda, CA	–	2,397	11,410	–	–	2,397	11,410	13,807	265	2000	Mar-03
Brighton Gardens of Salt Lake City, UT	–	392	15,013	–	16	392	15,029	15,421	365	1999	Mar-03
Brighton Gardens of Northridge, CA	–	3,486	11,634	–	8	3,486	11,642	15,128	323	2001	Mar-03
Sunrise of Palm Springs, CA	–	884	1,873	–	–	884	1,873	2,757	70	1999	Mar-03
Brighton Gardens of Edgewood, KY	–	886	1,876	–	6	886	1,882	2,768	83	2000	Mar-03
Brighton Gardens of Greenville, SC	–	352	3,938	–	–	352	3,938	4,290	137	1998	Mar-03
Brighton Gardens of Saddle River, NJ	–	2,155	10,968	–	–	2,155	10,968	13,123	265	1998	Mar-03
Balmoral of Palm Harbor, FL	–	1,002	11,493	–	154	1,002	11,647	12,649	153	1996	Jul-03
Somerby at University Park, AL	35,149	2,676	49,166	–	–	2,676	49,166	51,842	543	1999	Aug-03
Somerby at Jones Farm, AL	14,964	739	23,136	–	–	739	23,136	23,875	276	1999	Aug-03
Brighton Gardens of Tampa, FL	–	1,670	–	–	–	1,670	–	1,670	–	1998	Aug-03
Greentree at Ft. Benjamin Harrison, IN	–	469	4,761	–	–	469	4,761	5,230	38	1999	Sep-03
Greentree at Mt. Vernon, IL	–	225	7,244	–	174	225	7,418	7,643	57	2001	Sep-03
Greentree at Post, IN	–	287	4,934	–	–	287	4,934	5,221	37	1999	Sep-03
Greentree at West Lafayette, IN	–	319	5,264	–	–	319	5,264	5,583	43	1999	Sep-03
Sunrise of Arlington, VA	–	765	6,540	–	–	765	6,540	7,305	62	1988	Sep-03
Sunrise of Bluemont Park, VA	–	2,359	26,502	–	24	2,359	26,526	28,885	229	1989	Sep-03
Sunrise of Countryside, VA	–	2,288	12,744	–	–	2,288	12,744	15,032	118	1945/88	Sep-03
Sunrise of Falls Church, VA	–	1,221	7,726	–	–	1,221	7,726	8,947	75	1993	Sep-03
Sunrise of Farmington Hills, MI	–	1,212	8,517	–	–	1,212	8,517	9,729	89	1999	Sep-03
Sunrise of Frederick, MD	–	118	7,046	–	–	118	7,046	7,164	61	1991	Sep-03
Sunrise of Leesburg, VA	–	399	1,724	–	–	399	1,724	2,123	18	1850/89	Sep-03
Sunrise of Mercer Island, WA	–	744	7,310	–	–	744	7,310	8,054	65	1990	Sep-03
Sunrise of Mill Basin, NY	–	2,596	22,398	–	24	2,596	22,422	25,018	207	2002	Sep-03
Sunrise of Poland, OH	–	742	8,138	–	–	742	8,138	8,880	69	1998	Sep-03
Sunrise of Raleigh, NC	–	457	6,004	–	–	457	6,004	6,461	62	1996	Sep-03
Sunrise of Sheepshead Bay, NY	–	3,856	22,675	–	24	3,856	22,699	26,555	194	2000	Sep-03
Sunrise of Beverly Hills, CA	–	3,950	4,165	–	389	3,950	4,554	8,504	–	(3)	Sep-03
Sunrise of Cresskill, NJ	–	4,632	5,569	–	224	4,632	5,793	10,425	–	(3)	Sep-03
Sunrise of Edmonds, WA	–	968	2,541	–	829	968	3,370	4,338	–	(3)	Sep-03
Sunrise of Five Forks, GA	6,766	1,001	9,022	–	1,357	1,001	10,379	11,380	–	(3)	Sep-03
Sunrise of Madison, NJ	–	1,608	2,846	–	2,823	1,608	5,669	7,277	–	(3)	Sep-03
Dogwood Forest of Dunwoody, GA	–	855	4,952	–	–	855	4,952	5,807	16	2000	Nov-03
EdenGardens of Gainesville, FL	–	436	7,789	–	–	436	7,789	8,225	28	2000	Nov-03
EdenBrook of Jacksonville, FL	–	1,111	6,114	–	–	1,111	6,114	7,225	25	1999	Nov-03
EdenBrook of Tallahassee, FL	–	670	11,664	–	–	670	11,664	12,334	41	1999	Nov-03
EdenGardens of Aiken, SC	5,000	369	7,139	–	–	369	7,139	7,508	27	1995	Nov-03
EdenBrook of Alpharetta, GA	4,500	718	6,330	–	–	718	6,330	7,048	24	2000	Nov-03
EdenGardens of Arlington, TX	–	350	8,538	–	–	350	8,538	8,888	30	2000	Nov-03
EdenTerrace of Arlington, TX	–	668	7,616	–	–	668	7,616	8,284	28	2000	Nov-03
EdenBrook of Buckhead, GA	4,500	782	6,971	–	–	782	6,971	7,753	27	2000	Nov-03
EdenBrook of Champions , TX	–	530	11,581	–	–	530	11,581	12,111	41	2000	Nov-03
EdenBrook of Charleston, SC	5,000	422	8,827	–	–	422	8,827	9,249	33	2000	Nov-03
EdenGardens of Columbia, SC	–	300	4,043	–	–	300	4,043	4,343	15	1996	Nov-03
EdenGardens of Concord, NC	2,444	393	3,548	–	–	393	3,548	3,941	13	1998	Nov-03
EdenBrook of Dunwoody, GA	4,683	307	4,620	–	–	307	4,620	4,927	20	1998	Nov-03
EdenGardens of Greenwood, SC	–	299	4,239	–	–	299	4,239	4,538	16	1997	Nov-03
EdenBrook of Huntsville, AL	–	605	8,900	–	–	605	8,900	9,505	34	1999	Nov-03
EdenGardens of Kingwood, TX	–	467	8,418	–	–	467	8,418	8,885	32	2001	Nov-03
EdenTerrace of Kingwood, TX	–	572	10,527	–	–	572	10,527	11,099	40	2001	Nov-03
EdenBrook of Louisville, KY	6,673	623	10,144	–	–	623	10,144	10,767	38	2001	Nov-03
EdenTerrace of Louisville, KY	7,927	886	11,897	–	–	886	11,897	12,783	44	2001	Nov-03
EdenGardens of Marietta, GA	–	565	4,403	–	–	565	4,403	4,968	17	1998	Nov-03
EdenBrook of Plano, TX	6,400	464	12,004	–	–	464	12,004	12,468	43	2000	Nov-03
EdenGardens of Rock Hill, SC	–	277	6,783	–	–	277	6,783	7,060	26	1995	Nov-03
EdenGardens of Roswell, GA	–	441	2,006	–	–	441	2,006	2,447	10	1998	Nov-03
EdenGardens of Sandy Springs, GA	–	556	2,787	–	–	556	2,787	3,343	13	1997	Nov-03
EdenBrook of The Woodlands, TX	5,000	391	13,495	–	–	391	13,495	13,886	48	2000	Nov-03

	$169,625	$141,614	$948,030	$ 21	$ 13,988	$141,635	$962,018	$1,103,653	$ 20,261

(1)	Excludes encumbrances of $105.4 million that are carried on properties accounted for using the direct financing method.

(2)	Includes Properties under construction.

(3)	Property was under construction at December 31, 2003.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003

(a)	Transactions in real estate and accumulated depreciation during 2001, 2002 and 2003 are summarized as follows:

	Cost (b) (d)	Accumulated Depreciation
Properties the Company has Invested
in Under Operating Leases:
Balance, December 31, 2000	$ 14,721	$ 303
Acquisitions	21,339	–
Depreciation Expense (c)	–	524

Balance, December 31, 2001	36,060	827
Acquisitions	213,820	–
Depreciation Expense (c)	–	3,076

Balance, December 31, 2002	249,880	3,903
Acquisitions	853,773	–
Depreciation expense (c)	–	16,358

Balance, December 31, 2003	$1,103,653	$20,261

(b)

As of December 31, 2003, 2002, and 2001, the aggregate cost of the Properties owned by the Company for federal income tax purposes, including Properties accounted for using the operating method and those accounted for using the direct financing method, was $1.3 billion, $258.3 million and $36.1 million, respectively. Certain leases accounted for under the direct financing method are treated as operating leases for federal income tax purposes.

(c)	Depreciation expense is computed for buildings and equipment based upon estimated lives of 40, and 3 to 7 years, respectively.

(d)	Acquisition fees and miscellaneous closing costs of $60.1 million and $13.1 million are included in land, buildings, equipment and intangible lease costs at December 31, 2003 and 2002, respectively.

EXHIBITS

EXHIBIT INDEX

Exhibit Index

3.1	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, and incorporated herein by reference.)

3.2	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed on March 5, 1999, and incorporated herein by reference.)

3.3	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Pre-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed March 31, 2000, and incorporated herein by reference.)

3.4	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Post-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003, and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480), and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 14, 2003 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 25, 2003, and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant’s on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott – Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.14 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 (No. 333-37480) filed November 29, 2001, and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement – AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park – Arlington, Texas. (Included as Exhibit 10.15 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.16 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton – Boca Raton, Florida. (Included as Exhibit 10.17 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement – AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement – AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek –Coconut Creek, Florida. (Included as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek – Coconut Creek, Florida. (Included as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement – AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village –Greenwood Village, Colorado. (Included as Exhibit 10.22 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-76538) filed May 10, 2002, and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.23 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace – Oak Park, Illinois. (Included as Exhibit 10.24 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS — MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson –Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth – Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.30 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo – Camarillo, California; Brighton Gardens of Towson – Towson, Maryland; Marriott MapleRidge of Clayton – Clayton, Ohio; Marriott MapleRidge of Dartmouth –Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek – Elk Grove, California. (Included as Exhibit 10.31 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement – AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village – Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.26	Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside – Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh – Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.27 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice – Venice, Florida; Brighton Gardens of Mountainside –Mountainside, New Jersey; Brighton Gardens of Friendship Heights – Chevy Chase, Maryland; Brighton Gardens of Charlotte – Charlotte, North Carolina; Brighton Gardens of Winston-Salem – Winston Salem, North Carolina; Brighton Gardens of Raleigh –Raleigh, North Carolina; Brighton Gardens of Brentwood – Brentwood, Tennessee; Brighton Gardens of Stamford – Stamford, Connecticut; Brighton Gardens of Middleton – Middleton, New Jersey; Brighton Gardens of Buckhead – Atlanta, Georgia; Brighton Gardens of Naples – Naples, Florida. (Included as Exhibit 10.28 to the Registrant’s September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.36 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community — Peabody, Massachusetts. (Included as Exhibit 10.37 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace —Nashville, Tennessee. (Included as Exhibit 10.38 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace — Nashville, Tennessee. (Included as Exhibit 10.39 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue — Bellevue, Washington. (Included as Exhibit 10.40 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa — Santa Rosa, California. (Included as Exhibit 10.43 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa — Tulsa, Oklahoma. (Included as Exhibit 10.44 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings — Atlanta, Georgia. (Included as Exhibit 10.45 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood — Lynnwood, Washington. (Included as Exhibit 10.46 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.47 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet — Hemet, California. (Included as Exhibit 10.48 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth — Plymouth, Massachusetts. (Included as Exhibit 10.49 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby — Willoughby, Ohio. (Included as Exhibit 10.50 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.51 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates —Hoffman Estates, Illinois; Brighton Gardens of Tulsa — Tulsa, Oklahoma; MapleRidge of Hemet — Hemet, California; MapleRidge of Plymouth — Plymouth, Massachusetts; MapleRidge of Willoughby — Willoughby, Ohio and Pleasant Hills Retirement Community — Little Rock, Arkansas. (Included as Exhibit 10.52 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue — Bellevue, Washington; Brighton Gardens of Oklahoma City — Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa — Santa Rosa, California; Brighton Gardens of Vinings — Atlanta, Georgia; Hearthside of Lynnwood — Lynnwood, Washington and Hearthside of Snohomish — Snohomish, Washington. (Included as Exhibit 10.53 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community – Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.54 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community –Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community – Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant’s March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.51	Purchase and Sale Agreement by and among WEC 99C-1, LLC, WEC 99C-2, LLC, WEC 99C-3, LLC, WEC 99C-4, LLC, WEC 99C-5, LLC, WEC 99C-6, LLC, WEC 99C-7, LLC, WEC 99C-8, LLC, WEC 99C-9, LLC, WEC 99C-10, LLC, WEC 99C-11, LLC, WEC 99C-12, LLC, WEC 99C-13, LLC, and WEC 99C-14, LLC, respectively, as Sellers, and CNL Retirement Properties, Inc., as Purchaser dated August 29, 2003. (Included as Exhibit 10.59 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed October 21, 2003, and incorporated herein by reference.)

10.52	Purchase and Sale Agreement by and among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise, LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003. (Included as Exhibit 10.60 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

10.53	Pooling Agreement by and among Sunrise Senior Living Management, Inc., as Manager and Twenty Pack Management Corp., Sunrise Five Forks Assisted Living, L.L.C., Sunrise Development, Inc. and Sunrise Madison Senior Living, L.L.C., as Owners and CNL Retirement Sun1, LP, CNL Retirement Sun1 Beverly Hills CA, LP, CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Sun1 Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ, LP, as Landlords dated September 30, 2003. (Included as Exhibit 10.61 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

21.	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

The following is a list of the subsidiaries of the registrant and the state of incorporation for each:

Name of Subsidiary	State of Incorporation
CNL Retirement Properties, Inc.	Maryland
CNL Retirement Partners, LP	Delaware
Annapolis Assisted Living, LLC	Maryland
CNL Retirement AM / Colorado LP	Delaware
CNL Retirement AM / Florida LP	Delaware
CNL Retirement AM / Illinois LP	Delaware
CNL Retirement AM / Tennessee LP	Delaware
CNL Retirement AM / Texas LP	Delaware
CNL Retirement Camarillo CA, LP	Delaware
CNL Retirement CH1 Saddle River GP, LLC	Delaware
CNL Retirement CH1 Saddle River, LP	Delaware
CNL Retirement Clayton OH, LP	Delaware
CNL Retirement Dartmouth MA, LP	Delaware
CNL Retirement DSL1 Alabama, LP	Delaware
CNL Retirement DSL1 GP, LLC	Delaware
CNL Retirement Eden1 Florida GP, LLC	Delaware
CNL Retirement Eden1 Gainesville FL, LLLP	Delaware
CNL Retirement Eden1 Jacksonville FL, LLLP	Delaware
CNL Retirement Eden1 Tallahassee FL, LLLP	Delaware
CNL Retirement Eden2 A Pack GP, LLC	Delaware
CNL Retirement Eden2 A Pack, LP	Delaware
CNL Retirement Eden2 B Pack GP, LLC	Delaware
CNL Retirement Eden2 B Pack, LP	Delaware
CNL Retirement Eden2 Georgia GP, LLC	Delaware
CNL Retirement Eden2 Georgia, LP	Delaware
CNL Retirement Eden2 GP, LLC	Delaware
CNL Retirement Eden2, LP	Delaware
CNL Retirement Eden2 North Carolina GP, LLC	Delaware
CNL Retirement Eden2 North Carolina, LP	Delaware
CNL Retirement ER1 GP, LLC	Delaware
CNL Retirement ER1, LP	Delaware
CNL Retirement ER2 GP, LLC	Delaware
CNL Retirement ER2, LP	Delaware
CNL Retirement ER3 GP, LLC	Delaware
CNL Retirement ER3, LP	Delaware
CNL Retirement ER4 GP, LLC	Delaware
CNL Retirement ER4, LP	Delaware
CNL Retirement GP / Colorado Corp.	Delaware
CNL Retirement GP Corp.	Delaware
CNL Retirement GP / Florida Corp.	Delaware
CNL Retirement GP / Holding Corp.	Delaware
CNL Retirement GP / Illinois Corp.	Delaware
CNL Retirement GP National Corp.	Delaware
CNL Retirement GP / Tennessee Corp.	Delaware
CNL Retirement GP / Texas Corp.	Delaware
CNL Retirement GT1 GP, LLC	Delaware
CNL Retirement GT1 Illinois, LP	Delaware
CNL Retirement GT1 Indiana, LP	Delaware
CNL Retirement HB2 A Pack GP, LLC	Delaware
CNL Retirement HB2 A Pack, LP	Delaware
CNL Retirement HB2 Boynton Beach A FL GP, LLC	Delaware
CNL Retirement HB2 Boynton Beach A FL, LP	Delaware
CNL Retirement HB2 Boynton Beach B FL GP, LLC	Delaware
CNL Retirement HB2 Boynton Beach B FL, LP	Delaware
CNL Retirement HB2 California GP, LLC	Delaware
CNL Retirement HB2 California, LP	Delaware
CNL Retirement HB2 Cumberland RI GP, LLC	Delaware
CNL Retirement HB2 Cumberland RI, LP	Delaware
CNL Retirement HB2 Dallas TX GP, LLC	Delaware
CNL Retirement HB2 Dallas TX, LP	Delaware
CNL Retirement HB2 GP, LLC	Delaware
CNL Retirement HB2 Hoover AL GP, LLC	Delaware
CNL Retirement HB2 Hoover AL, LP	Delaware
CNL Retirement HB2 Largo FL GP, LLC	Delaware
CNL Retirement HB2 Largo FL, LP	Delaware
CNL Retirement HB2, LP	Delaware
CNL Retirement HB2 Niles IL GP, LLC	Delaware
CNL Retirement HB2 Niles IL, LP	Delaware
CNL Retirement HB2 Palm Beach Gardens FL GP, LLC	Delaware
CNL Retirement HB2 Palm Beach Gardens FL, LP	Delaware
CNL Retirement HB2 Sarasota FL GP, LLC	Delaware
CNL Retirement HB2 Sarasota FL, LP	Delaware
CNL Retirement HB2 Smithfield RI GP, LLC	Delaware
CNL Retirement HB2 Smithfield RI, LP	Delaware
CNL Retirement HB2 South Kingstown RI GP, LLC	Delaware
CNL Retirement HB2 South Kingstown RI, LP	Delaware
CNL Retirement HB2 Sun City AZ GP, LLC	Delaware
CNL Retirement HB2 Sun City AZ, LP	Delaware
CNL Retirement HB2 Tiverton RI GP, LLC	Delaware
CNL Retirement HB2 Tiverton RI, LP	Delaware
CNL Retirement HB2 West Palm Beach FL GP, LLC	Delaware
CNL Retirement HB2 West Palm Beach FL, LP	Delaware
CNL Retirement Laguna Creek CA, LP	Delaware
CNL Retirement LP Corp.	Delaware
CNL Retirement MA1 GP, LLC	Delaware
CNL Retirement MA1, LP	Delaware
CNL Retirement MA2 Arkansas, LP	Delaware
CNL Retirement MA2 California, LP	Delaware
CNL Retirement MA2 GP Holding, LLC	Delaware
CNL Retirement MA2 Illinois, LP	Delaware
CNL Retirement MA2, LP	Delaware
CNL Retirement MA2 Massachusetts, LP	Delaware
CNL Retirement MA2 Ohio, LP	Delaware
CNL Retirement MA2 Oklahoma, LP	Delaware
CNL Retirement MA2 Utah, LP	Delaware
CNL Retirement MA3 A Pack GP, LLC	Delaware
CNL Retirement MA3 A Pack, LP	Delaware
CNL Retirement MA3 California, LP	Delaware
CNL Retirement MA3 Georgia, LP	Delaware
CNL Retirement MA3 GP Holding, LLC	Delaware
CNL Retirement MA3 Kentucky, LP	Delaware
CNL Retirement MA3, LP	Delaware
CNL Retirement MA3 Oklahoma, LP	Delaware
CNL Retirement MA3 Pennsylvania, LP	Delaware
CNL Retirement MA3 South Carolina, LP	Delaware
CNL Retirement MA3 Virginia, LP	Delaware
CNL Retirement MA3 Washington, LP	Delaware
CNL Retirement MA4 Cleveland OH, LP	Delaware
CNL Retirement MA4 Columbia MD, LP	Delaware
CNL Retirement MA4 Dayton OH, LP	Delaware
CNL Retirement MA4 Dunwoody GA, LP	Delaware
CNL Retirement MA4 Florham Park NJ, LP	Delaware
CNL Retirement MA4 GP Cleveland OH, LLC	Delaware
CNL Retirement MA4 GP Columbia MD, LLC	Delaware
CNL Retirement MA4 GP Dayton OH, LLC	Delaware
CNL Retirement MA4 GP Dunwoody GA, LLC	Delaware
CNL Retirement MA4 GP Florham Park NJ, LLC	Delaware
CNL Retirement MA4 GP Florida Holding, LLC	Delaware
CNL Retirement MA4 GP Greensboro NC, LLC	Delaware
CNL Retirement MA4 GP Kansas City KS, LLC	Delaware
CNL Retirement MA4 GP, LLC	Delaware
CNL Retirement MA4 GP Northville MI, LLC	Delaware
CNL Retirement MA4 GP Omaha NE, LLC	Delaware
CNL Retirement MA4 GP Rockville MD, LLC	Delaware
CNL Retirement MA4 GP St. Charles IL, LLC	Delaware
CNL Retirement MA4 GP West Orange NJ, LLC	Delaware
CNL Retirement MA4 GP Wheaton IL, LLC	Delaware
CNL Retirement MA4 Greensboro NC, LP	Delaware
CNL Retirement MA4 Kansas City KS, LP	Delaware
CNL Retirement MA4, LP	Delaware
CNL Retirement MA4 Northville MI, LP	Delaware
CNL Retirement MA4 Omaha NE, LP	Delaware
CNL Retirement MA4 Rockville MD, LP	Delaware
CNL Retirement MA4 St. Charles IL, LP	Delaware
CNL Retirement MA4 Tampa FL, LP	Delaware
CNL Retirement MA4 West Orange NJ, LP	Delaware
CNL Retirement MA4 Wheaton IL, LP	Delaware
CNL Retirement Maitland FL GP, LLC	Delaware
CNL Retirement Maitland FL, LP	Delaware
CNL Retirement MC1 GP, LLC	Delaware
CNL Retirement MC1 Georgia, LP	Delaware
CNL Retirement PC1 Buckhead GA, LP	Delaware
CNL Retirement PC1 Brentwood TN, LP	Delaware
CNL Retirement PC1 Friendship Heights MD, LP	Delaware
CNL Retirement PC1 GP Holding, LLC	Delaware
CNL Retirement PC1 GP, LLC	Delaware
CNL Retirement PC1 GP Naples FL, LLC	Delaware
CNL Retirement PC1 GP Venice FL, LLC	Delaware
CNL Retirement PC1, LP	Delaware
CNL Retirement PC1 Naples FL, LP	Delaware
CNL Retirement PC1 New Jersey, LP	Delaware
CNL Retirement PC1 North Carolina, LP	Delaware
CNL Retirement PC1 Stamford CT, LP	Delaware
CNL Retirement PC1 Venice FL, LP	Delaware
CNL Retirement PC2, LLC	Delaware
CNL Retirement RP1-VB, LLC	Delaware
CNL Retirement SLB Florida, LP	Delaware
CNL Retirement SLB GP, LLC	Delaware
CNL Retirement ST1 Colorado GP, LLC	Delaware
CNL Retirement ST1 Colorado, LP	Delaware
CNL Retirement SU TRS Corp.	Delaware
CNL Retirement Sun1 Beverly Hills CA GP, LLC	Delaware
CNL Retirement Sun1 Beverly Hills CA, LP	Delaware
CNL Retirement Sun1 Cresskill NJ GP, LLC	Delaware
CNL Retirement Sun1 Cresskill NJ, LP	Delaware
CNL Retirement Sun1 Edmonds WA GP, LLC	Delaware
CNL Retirement Sun1 Edmonds WA, LP	Delaware
CNL Retirement Sun1 GP, LLC	Delaware
CNL Retirement Sun1 Lilburn GA GP, LLC	Delaware
CNL Retirement Sun1 Lilburn GA, LP	Delaware
CNL Retirement Sun1, LP	Delaware
CNL Retirement Sun1 Madison NJ GP, LLC	Delaware
CNL Retirement Sun1 Madison NJ, LP	Delaware
CNL Retirement Towson MD, LP	Delaware
CNL Retirement TRS Corp.	Delaware
CNL Retirement Westgate1 Auburn Hills MI, LP	Delaware
CNL Retirement Westgate1 Michigan GP, LLC	Delaware
CNL Retirement Westgate1 Sterling Heights MI, LP	Delaware
DSTS, LLC	Florida
Pikesville Assisted Living, LLC	Maryland

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: February 27, 2004	/s/ Thomas J. Hutchison, III
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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: February 27, 2004	/s/ Stuart J. Beebe
Stuart J. Beebe
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2003 and 2002 and its results of operations for the three year period ended December 31, 2003.

Date: February 27, 2004	/s/ Thomas J. Hutchison, III
Thomas J. Hutchison, III
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of December 31, 2003 and 2002 and its results of operations for the three year period ended December 31, 2003.

Date: February 27, 2004	/s/ Stuart J. Beebe
Stuart J. Beebe
Chief Financial Officer