Form 10-Q
period 2004-03-31
CNL RETIREMENT PROPERTIES INC
filed 2004-05-10
CIK 1055264

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

The number of shares of common stock outstanding as of May 3, 2004, was 218,104,665.

CONTENTS

Part I: Financial Information

Page
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Earnings	2
Condensed Consolidated Statments of Stockholders' Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
Part II: Other Information
Item 1. Legal Proceedings	33
Item 2. Changes in Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits and Reports on Form 8-K	34-43
Signatures	44
Exhibits

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	March 31, 2004	December 31, 2003
Assets
Investment properties:
Accounted for using the operating method, net	$1,669,033	$1,083,392
Accounted for using the direct financing method	420,057	418,347
Lease intangible costs, net	47,228	30,205
Cash and cash equivalents	275,908	167,090
Restricted cash	72,738	14,812
Accounts and other receivables, net	15,809	12,223
Loan costs, less accumulated amortization of $2,440 and $1,429	12,995	7,386
Accrued rental income	22,585	14,644
Other assets	32,791	13,793
Investment in unconsolidated subsidiary	20	7

	$2,569,164	$1,761,899

Liabilities and stockholders' equity
Liabilities:
Mortgages payable	$648,501	$275,056
Bonds payable	90,783	90,125
Line of credit	20,000	20,000
Construction loans payable	26,468	7,402
Due to related parties	5,166	3,258
Accounts payable and accrued expenses	6,576	11,657
Deferred income	1,164	476
Security deposits	22,742	7,984

Total liabilities	821,400	415,958

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, without par value
Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share
Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share
Authorized 450,000 shares,
issued 194,781 and 150,253 shares, respectively,
outstanding 194,561 and 150,077 shares, respectively	1,946	1,501
Capital in excess of par value	1,752,137	1,349,719
Accumulated distributions in excess of net earnings	(6,319)	(5,279)

Total stockholders' equity	1,747,764	1,345,941

	$2,569,164	$1,761,899

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2004	2003
Revenues:
Rental income from operating leases	$36,692	$7,095
Earned income from direct financing leases	12,642	4,660
Contingent rent	49	9
FF&E reserve	1,447	327
Interest and other	602	413

	51,432	12,504

Expenses:
Interest and loan amortization	7,969	755
General and administrative	2,280	648
Property operating	321	12
Asset management fees to related party	2,264	554
Provision for doubtful accounts	1,250	—
Depreciation and amortization	9,562	2,044

	23,646	4,013

Earnings before equity in earnings of unconsolidated
subsidiary	27,786	8,491

Equity in earnings of unconsolidated subsidiary	15	12

Net earnings	$27,801	$8,503

Net earnings per share of common stock (basic and diluted)	$0.16	$0.16

Weighted average number of shares of common stock outstanding
(basic and diluted)	169,112	51,672

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Quarter Ended March 31, 2004 and Year Ended December 31, 2003
(UNAUDITED)
(in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions
	Number of shares	Par Value	excess of par value	in excess of net earnings	Total
Balance at December 31, 2002	44,211	$442	$393,308	$(3,955)	$389,795

Subscriptions received for common
stock through public offering and
distribution reinvestment plan	105,998	1,060	1,058,921	—	1,059,981

Stock issuance costs	—	—	(101,299)	—	(101,299)

Retirement of common stock	(132)	(1)	(1,211)	—	(1,212)

Net earnings	—	—	—	58,460	58,460

Distributions declared and paid
($0.7067 per share)	—	—	—	(59,784)	(59,784)

Balance at December 31, 2003	150,077	1,501	1,349,719	(5,279)	1,345,941

Subscriptions received for common
stock through public offering and
distribution reinvestment plan	44,528	445	444,833	—	445,278

Stock issuance costs	—	—	(42,009)	—	(42,009)

Retirement of common stock	(44)	—	(406)	—	(406)

Net earnings	—	—	—	27,801	27,801

Distributions declared and paid
($0.1776 per share)	—	—	—	(28,841)	(28,841)

Balance at March 31, 2004	194,561	$1,946	$1,752,137	$(6,319)	$1,747,764

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2004	2003
Increase (decrease) in cash and cash equivalents:
Net cash provided by operating activities	$23,329	$7,351

Investing activities:
Investment in land, buildings and equipment	(291,051)	(221,608)
Investment in direct financing leases	—	(19,889)
Investment in lease intangibles	(17,781)	(8,324)
Payment of acquisition costs	(45,645)	(12,382)
Proceeds from note receivable	—	2,000
(Increase) decrease in restricted cash	(43,174)	824

Net cash used in investing activities	(397,651)	(259,379)

Financing activities:
Proceeds from borrowings on mortgages payable	125,044	26,000
Principal payments on mortgage loans	(26,158)	(102)
Proceeds from construction financing	19,066	—
Proceeds from borrowings on line of credit	—	71,370
Proceeds from issuance of life care bonds	2,159	—
Retirement of life care bonds	(1,501)	—
Payment of loan costs	(9,395)	(2,460)
Subscriptions received from stockholders	445,278	163,675
Payment of stock issuance costs	(42,001)	(14,374)
Distributions to stockholders	(28,841)	(8,689)
Retirement of common stock	(511)	(192)

Net cash provided by financing activities	483,140	235,228

Net increase (decrease) in cash and cash equivalents	108,818	(16,800)
Cash and cash equivalents at beginning of period	167,090	40,800

Cash and cash equivalents at end of period	$275,908	$24,000

Supplemental schedule of non-cash financing activities:
Mortgages assumed on properties purchased	$274,559	$20,635

Bonds assumed on property purchased	$—	$88,511

        See accompanying notes to condensed consolidated financial statements

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

1.              Significant Accounting Policies:

Organization and Nature of Business – CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a “REIT”) for federal income tax purposes. Various other wholly owned subsidiaries of CNL Retirement Properties, Inc. have or will be formed for the purpose of acquiring and owning real estate properties. The term “Company” includes CNL Retirement Properties, Inc. and its subsidiaries. The Company has retained CNL Retirement Corp. (the “Advisor”) as its advisor to provide management, acquisition, advisory and administrative services.

The Company acquires real estate properties related to seniors’ housing and health care facilities (the “Properties”) located primarily across the United States. The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities (“CCRC”), life care communities, specialty clinics, medical office buildings, walk-in clinics and similar types of health care-related facilities. The Properties are generally leased on a long-term, triple-net basis. The Company may also lease medical office space on a shorter-term, gross basis. The Company may provide mortgage financing loans (“Mortgage Loans”) and furniture, fixture and equipment financing (“Secured Equipment Leases”) to operators of seniors’ housing facilities.

Basis of Presentation –The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts included in the financial statements as of December 31, 2003, have been derived from the audited financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2003. The accompanying unaudited condensed consolidated financial statements include the accounts of CNL Retirement Properties, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Accounts and Other Receivables– Accounts and other receivables consist primarily of lease payments due from tenants. On a monthly basis, the Company reviews the contractual payments versus the actual cash received. When management identifies delinquencies, an estimate is made as to the amount of provision for loss related to doubtful accounts, if any, that may be needed. At March 31, 2004, the Company had recorded a $1.3 million reserve for doubtful accounts and other receivables. At December 31, 2003, there was no reserve for loss related to accounts and other receivables.

Reclassifications– Certain items in the prior periods financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on reported equity or net earnings.

2.              Public Offerings:

During the quarter ended March 31, 2004, the Company received subscription proceeds of $445.3 million from its open public offering, bringing total proceeds received from all of the Company’s offerings to $1.9 billion.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

2.             Public Offerings – Continued:

The Company has incurred offering expenses, including selling commissions, marketing support fees, due diligence expense reimbursements, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the Company’s public offerings. During the quarters ended March 31, 2004 and 2003, the Company incurred $42.0 million and $15.7 million, respectively, in offering costs, including $35.6 million and $13.1 million, respectively, in selling commissions, marketing support fees and due diligence expense reimbursements. These amounts have been treated as stock issuance costs and charged to stockholders’ equity. The price per share of all the offerings is the same.

On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission for the sale by the Company of up to 400 million shares of common stock (approximately $4.0 billion) (the “2004 Offering”). The 2004 Offering was declared effective by the Securities and Exchange Commission on March 26, 2004. The current open offering is expected to close and the 2004 Offering is expected to commence in the second quarter of 2004. The board of directors has approved a resolution to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion. The board of directors has submitted this matter to the stockholders for approval at the 2004 annual meeting. Until such time, if any, that the stockholders approve an increase in the number of authorized shares of common stock, the 2004 Offering will be limited to 213 million shares.

3.              Investment Properties:

Accounted for Using the Operating Method – Properties subject to operating leases consisted of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Land	$186,041	$141,635
Buildings	1,404,479	884,701
Equipment	48,433	41,544

	1,638,953	1,067,880
Less accumulated depreciation	(28,994)	(20,261)

	1,609,959	1,047,619
Construction in progress	59,074	35,773

	$1,669,033	$1,083,392

Number of Properties:
Operating	102	82
Under construction	8	6

	110	88

Operating leases generally have initial terms of 15 years and provide for minimum and contingent rent. Operating leases generally provide options that allow the tenants to renew their leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. These leases also require minimum annual rents to increase at predetermined intervals during the lease terms. Increases in lease revenue are recognized on a straight-line basis over the terms of each applicable lease commencing on the date the Property was placed in service. For the quarters ended March 31, 2004 and 2003, the Company recognized $7.9 million and $1.3 million, respectively, of revenue from the straight-lining of lease revenues over current contractually due amounts. These amounts are included in rental income from operating leases in the accompanying condensed consolidated statements of earnings.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

3.             Investment Properties – Continued:

Future minimum lease payments contractually due under the noncancellable operating leases at March 31, 2004, are as follows (in thousands):

2004	$103,716
2005	144,545
2006	152,897
2007	158,351
2008	163,425
2009 and thereafter	1,838,639

$2,561,573

Since the leases are renewable at the option of the tenants, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rents, which may be received on the leases based on factors such as a percentage of the tenants’ gross revenues, occupancy rates of the Properties or a percentage of the Company’s investment in a Property. The Company defers recognition of contingent rental income until the thresholds requiring such payments in accordance with the lease terms are met.

Accounted for Using the Direct Financing Method – Components of net investment in direct financing leases consisted of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Minimum lease payments receivable	$1,484,997	$1,491,957
Estimated residual values	399,099	399,099
Less unearned income	(1,464,039)	(1,472,709)

Net investment in direct financing leases	$420,057	$418,347

Number of Properties	31	31

Direct financing leases have initial terms that range from 10 to 35 years and provide for minimum annual rent. Lease payments relating to four direct financing leases with a carrying value of $78.1 million are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties. Certain leases contain provisions that allow the tenants to elect to purchase or require the tenants to purchase the Properties during or at the end of the lease terms for the Company’s aggregate initial investment plus adjustments, if any, as defined in the lease agreements.

Future minimum lease payments contractually due on direct financing leases at March 31, 2004, are as follows (in thousands):

2004	$32,769
2005	44,956
2006	46,679
2007	47,667
2008	48,755
2009 and thereafter	1,264,171

$1,484,997

The above table does not include any amounts for contingent rents that may be received on certain leases based on a percentage of the tenants’ gross revenues if the Properties achieve specified occupancy rates.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

4.              Lease Intangible Costs:

Lease intangible costs included the following (in thousands):

	March 31, 2004	December 31, 2003
In-place lease values	$32,105	$20,139
Lease origination costs	17,304	11,489

	49,409	31,628
Less accumulated amortization	(2,181)	(1,423)

	$47,228	$30,205

5.              Restricted Cash:

Restricted cash included the following (in thousands):

	March 31, 2004	December 31, 2003
Property acquisition deposits	$48,966	$9,852
Tenant rent reserves	14,752	—
FF&E reserves	4,419	3,229
Lender escrow reserves	1,396	—
Other	3,205	1,731

	$72,738	$14,812

6.               Accounts and Other Receivables:

Accounts and other receivables included the following (in thousands):

	March 31, 2004	December 31, 2003
Rental revenues receivable	$16,119	$11,215
Other receivables	940	1,008
Allowance for doubtful accounts	(1,250)	—

	$15,809	$12,223

7.             Other Assets:

Other assets as of March 31, 2004 and December 31, 2003, were $32.8 million and $13.8 million, respectively, and consisted of miscellaneous prepaid expenses and acquisition costs that will be capitalized to land, buildings, equipment, lease intangible costs or investment in direct financing leases upon the purchase of Properties.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

8.             Indebtedness:

Mortgage Notes Payable –Mortgage notes payable and the net book value (“NBV”) of the associated collateral consisted of the following (in thousands):

	March 31, 2004		December 31, 2003
	Mortgages Payable	NBV of Collateral	Mortgages Payable	NBV of Collateral
Twelve mortgages payable, each with variable interest rates
ranging from 90 to 104 basis points over the 3 to 9 month
Fannie Mae Discount MBS rate (2.28% - 2.38% at March 31,
2004), with monthly interest only payments, maturing
between October 2005 and April 2008	$192,680	$400,314	$—	$—

Seven mortgages payable, each bearing interest at 30-day
LIBOR plus 260 to 300 basis points, (ranging from 3.67%
to 4.07% at March 31, 2004), with monthly interest only payments through December 2004 and principal and
interest payments thereafter until maturity in November 2006	45,000	80,614	45,000	81,178

Mortgage payable, bearing interest at 315 basis points
over the 30-day commercial paper rate (4.29% at March 31,
2004), with monthly payments of interest only, maturing
March 2007	20,400	50,025	—	—

Mortgage payable, bearing interest at 30-day LIBOR plus
262 basis points (3.76% at March 31, 2004), with monthly
payments of interest only, maturing May 2007	23,520	57,652	23,520	58,015

Mortgage payable, bearing interest at 90-day LIBOR plus
390 basis points, with a minimum interest rate of 6.50%
(6.50% at March 31, 2004), with monthly principal and
interest payments, maturing August 2007	10,758	19,032	10,811	19,174

Mortgage payable, bearing interest at 8.17%, with monthly
principal and interest payments, maturing April 2008	33,025	61,369	—	—

Four mortgages payable, each bearing interest at 30-day
LIBOR plus 370 basis points with a minimum interest rate
of 5.95% (5.95% at March 31, 2004), with monthly interest
only payments through either July 2004 or January 2005
with principal and interest payments thereafter until
maturity in June 2008	48,740	76,812	—	—

Mortgage payable, bearing interest at 7.83%, with monthly
principal and interest payments, maturing October 2008	20,224	26,112	20,332	25,974

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

8.     Indebtedness – Continued:

	March 31, 2004		December 31, 2003
	Mortgages Payable	NBV of Collateral	Mortgages Payable	NBV of Collateral
Three mortgages payable, each with extended funding
options through January 2005 to an aggregate maximum of
$130 million. Each outstanding loan bears interest at 5.25%, with rates increasing to a blended maximum of 5.79% when the loans are fully drawn. Interest only payments through January 2005, and principal and interest payments thereafter until
maturity in January 2009	$30,000	$209,185	$—	$—

Fourteen mortgages payable, each bearing interest at
5.38%, with rates increasing annually to a maximum of
7.16%. Interest on the loan is recorded using the
effective interest rate of 6.09%. Interest only payments
through December 2005, and principal and interest
payments thereafter until maturity in September 2010	92,500	198,477	92,500	195,779

Twelve mortgages payable, each bearing interest at 5.96%,
with monthly interest only payments through February 2006,
and principal and interest payments thereafter until
maturity in February 2011	74,645	150,222	—	—

Two mortgages payable, each bearing interest at 5.79%,
with monthly principal and interest payments, maturing
September 2012	49,891	74,288	50,114	74,898

Mortgage payable, bearing interest at 8.25%, with monthly
principal and interest payments, maturing March 2038	4,677	4,866	4,683	4,906

Mortgage payable, bearing interest at 8.375%, with
monthly principal and interest payments, maturing
November 2038	2,441	3,901	2,444	3,928

Three mortgages payable, each bearing interest at 30-day
LIBOR plus 325 basis points, with a minimum interest rate
of 5.00%. Loan was repaid in full in January 2004	—	—	25,652	53,409

	$648,501	$1,412,869	$275,056	$517,261

The following is a schedule of maturities for all mortgage notes payable at March 31, 2004 (in thousands):

2004	$2,068
2005	4,951
2006	50,634
2007	61,670
2008	181,815
2009 and thereafter	347,363

$648,501

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

8.             Indebtedness – Continued:

Bonds Payable – On March 28, 2003, the Company assumed approximately $88.5 million in non-interest bearing life care bonds refundable to certain residents in connection with the purchase of two CCRC Properties. From the acquisition date to March 31, 2004, the tenant of the CCRCs retired $8.1 million of existing bonds and issued $10.4 million of new bonds to new residents on the Company’s behalf. At March 31, 2004, approximately $90.8 million was outstanding in bonds payable.

Line of Credit – The Company has a revolving line of credit (the “Revolving LOC”) that it may use to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million for a two-year period expiring March 16, 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets until maturity (3.62% at March 31, 2004), and is collateralized by Properties with a carrying value of approximately $119.3 million. The Revolving LOC contains provisions that allow the facility to be increased up to $125.0 million upon the Company pledging additional Properties as collateral. This facility has financial covenants, including maintaining a minimum net worth and minimum collateral value. At March 31, 2004, $20.0 million was outstanding under the Revolving LOC.

The Company also had a $50.0 million credit facility that had not been drawn upon as of March 31, 2004. The Company elected to terminate this facility as of May 1, 2004.

Construction Loans Payable– Construction loans payable consisted of the following (in thousands):

	Total Facility	March 31, 2004	December 31, 2003

Five construction loans payable, each bearing interest at LIBOR plus 225 to 275 basis points, based on the Properties' occupancy and debt service coverage ratios (3.34% at March 31, 2004), with monthly interest only
payments, maturing November 2006	$83,100	$13,398	$6,766

Construction loan payable bearing interest at the lender's base rate, as defined, plus 225 basis points with a minimum rate of 6.5%
(6.5% at March 31, 2004), with monthly interest only payments,
maturing December 2007	48,000	13,070	636

	$131,100	$26,468	$7,402

The Company was in compliance with all loan covenants as of March 31, 2004.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

9.              Commitments and Contingencies:

The following table presents the Company’s commitments, contingencies and guarantees by expiration period as of March 31, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory note of unconsolidated subsidiary (1)	$2,430	$—	$—	$—	$2,430
Earnout provisions (2)	4,050	24,679	—	—	28,729
Capital improvements to investment
Properties	7,784	69,702	34,930	—	112,416
Pending investments (3)	308,080	—	—	—	308,080

	$322,344	$94,381	$34,930	$—	$451,655

(1)

In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of March 31, 2004, the unsecured promissory note had an outstanding balance of approximately $14.6 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

  In connection with the acquisition of 31 Properties, the Company may be required to make additional payments if certain earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, the Company’s initial investment in the Property and the fair value of the Property. In the event an amount is due, the respective lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments.

(3)	As of March 31, 2004, the Company had commitments to acquire 26 Properties, subject to the fulfillment of certain conditions.

On February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, the Advisor and two operators that manage certain Properties owned by the Company. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. The Company and the Advisor were made parties to the litigation by receipt of service of process on April 27, 2004, and are working with counsel to submit a response within the applicable time period. This matter is in the preliminary stages and, although management is not able to predict the outcome, management has been advised by counsel that a number of valid defenses exist.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

10.            Redemption of Shares:

During the quarters ended March 31, 2004 and 2003, 44,167 and 22,650 shares, respectively, of common stock were redeemed for $0.4 million and $0.2 million ($9.20 per share), respectively, and retired from shares outstanding of common stock.

11.           Distributions:

For the quarter ended March 31, 2004, approximately 67% of the distributions paid to stockholders were considered ordinary income and approximately 33% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2004, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. Certain fees payable to the Advisor upon listing, orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders’ invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders’ invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2004, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2004.

During the quarter ended March 31, 2004, $5.5 million of distributions paid to stockholders was supported by cash generated from prior period operating activities and borrowings on the Revolving LOC.

12.           Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. The Company’s chairman of the board indirectly owns a controlling interest in an affiliate of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of the Company’s assets.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor and its affiliates earn certain fees and are entitled to reimbursement of certain expenses. During the quarters ended March 31, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursements as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Acquisition fees (1):
Acquisition fees from offering proceeds	$21,866	$7,356
Acquisition fees from debt proceeds	21,312	2,999

	43,178	10,355

Asset management fees (2)	2,264	554

Reimbursement of expenses (3):
Stock issuance costs	873	997
Acquisition expenses	135	27
General and administrative expenses	1,060	331

	2,068	1,355

	$47,510	$12,264

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

12.            Related Party Arrangements – Continued:

(1)

Acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.5% of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. These fees are included in other assets in the accompanying balance sheets prior to being allocated to individual Properties or lease intangible costs.

If there is a listing of the Company’s common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 4.5% of amounts outstanding on the line of credit, if any, at the time of listing.

(2)	Asset management fee of 0.05% of the Company’s real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)

Reimbursement of administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the “Expense Year”) the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). Operating expenses for the Expense Years ended March 31, 2004 and 2003, did not exceed the Expense Cap.

CNL Securities Corp. receives fees based on the amounts raised from the Company’s offerings equal to: (i) selling commissions of 7.5% of gross proceeds from the offering, (ii) a marketing support fee of 0.5% of gross proceeds from the offering and (iii) beginning in December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering. The majority of these fees were re-allowed to other broker dealers. During the quarters ended March 31, 2004 and 2003, the Company incurred the following fees (in thousands):

	Quarter Ended March 31,
	2004	2003
Selling commissions	$33,396	$12,276
Marketing support fee	2,226	818

	$35,622	$13,094

During the quarters ended March 31, 2004 and 2003, affiliates of the Advisor incurred on behalf of the Company $6.8 million and $2.5 million, respectively, for certain offering expenses. Offering expenses paid by the Company, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Company will not exceed 13% of the proceeds raised in connection with the offerings.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

12.           Related Party Arrangements – Continued:

Amounts due to related parties consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses on behalf
of the Company	$164	$372
Accounting and administrative services	—	304
Acquisition fees and expenses	3,113	815

	3,277	1,491

Due to CNL Securities Corp.:
Selling commissions	$1,748	$1,366
Marketing support fees and due diligence expense
reimbursements	141	91
Soliciting dealer servicing fee	—	310

	1,889	1,767

	$5,166	$3,258

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). In March 2004, CCM made the arrangements for the $20.4 million commercial paper loan described in Note 8. CCM was paid a $0.2 million structuring fee, which is included in the Company’s deferred loan costs as of March 31, 2004, and is being amortized over the term of the loan. In addition, the monthly interest payment due under the commercial paper loan includes a margin of 40 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan. As of March 31, 2004, no such fees were payable to CCM related to these services.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were $25.4 million and $15.8 million at March 31, 2004 and December 31, 2003, respectively.

The Company owns a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The Company periodically receives distributions from the partnership; however, no distributions were received during the quarter ended March 31, 2004.

An affiliate of the Advisor owns a 30% voting membership interest in a limited liability company which is affiliated with nine of the Company’s tenants (“Affiliated Tenants”) that leased 72 of the Company’s 141 Properties as of March 31, 2004. Each of the Affiliated Tenants is a thinly capitalized corporation. The Affiliated Tenants contributed 36% and 41% of total rental income from operating leases and earned income from direct financing leases for the quarters ended March 31, 2004 and 2003, respectively. The Company had past due rents aggregating to $8.8 million and $4.3 million, including $5.0 million and $2.1 million from Affiliated Tenants as of March 31, 2004 and December 31, 2003, respectively.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

13.            Concentration of Credit Risk:

At March 31, 2004, the Company leased its Properties to 17 tenants, three of which individually contributed between 10.8% and 17.6% (an aggregate of 39.3%) of the Company’s total rental income from operating leases and earned income from direct financing leases for the quarter ended March 31, 2004.

At March 31, 2004, 92 of the 141 Properties were operated by Sunrise Senior Living Services, Inc. (“Sunrise”), a wholly owned subsidiary of Sunrise Senior Living, Inc. Additionally, seven Properties as of March 31, 2004, are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Upon completion of each development, each Property will be operated by Sunrise. Five additional operators manage the remaining 42 Properties owned by the Company as of March 31, 2004.

To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of March 31, 2004, the Company had $22.7 million in security deposits related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation, (“ARC”), ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Properties that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants’ obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date. In addition, Sunrise has guaranteed the tenant’s rent obligations related to three additional Properties under development until such time the operating performance of the Properties achieves predetermined rent coverage thresholds.

The Company had the following additional limited guarantees as of March 31, 2004 (in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance
Sunrise	1	April 2000	$2,770	$2,080	$690
Marriott International	5	May 2002	5,880	4,158	1,722
Sunrise/cash reserves	22	November 2003	10,500	2,350	8,150

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of these lessees, their guarantors or the Sunrise, Horizon Bay or ARC brands would significantly impact the results of operations of the Company. It is expected that the percentage of total rental income contributed by these lessees will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

As of March 31, 2004 and December 31, 2003, the Company had past due rents aggregating to $8.8 million and $4.3 million, respectively, and allowance for doubtful accounts of $1.3 million and $0, respectively.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003
(UNAUDITED)

14.            Subsequent Events:

Property Acquisitions –In April 2004, the Company acquired 24 Properties, including two assisted living facilities containing 156 units and 22 medical office buildings containing approximately 1.3 million square feet, for an aggregate purchase price of $274.3 million. The Company assumed $84.2 million of existing debt related to the medical office portfolio and used cash available at March 31, 2004, to purchase the Properties. Substantially all of the medical office building leases are gross leases.

Permanent Financings – In April 2004, the Company assumed $84.2 million in permanent financing comprised of 15 loans from various commercial lenders in connection with the acquisition of 15 medical office Properties. These loans bear interest at fixed rates ranging from 5.09% to 8.35%, require monthly principal and interest payments and mature between August 2008 and February 2013. Certain loans assumed contain substantial prepayment penalties that precluded the repayment of the loans on the assumption date.

In April 2004, the Company drew an additional $30.0 million from the $130.0 million facility described in Note 8, in accordance with loan provisions. This funding bears interest at a fixed rate of 5.5%.

Other–During the period April 1, 2004 through May 3, 2004, the Company received subscription proceeds for an additional 23.6 million shares ($235.5 million) of common stock.

On April 1, 2004 and May 1, 2004, the Company declared distributions totaling $11.5 million and $12.9 million, respectively, or $0.0592 per share of common stock, payable by June 30, 2004, to stockholders of record on April 1, 2004 and May 1, 2004, respectively.

ITEM 2.                                                                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                                                                                                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our continuing focus during the first quarter of 2004 was the investment in Properties of proceeds received from our public offerings. During the quarter ended March 31, 2004, we received gross offering proceeds of $445.3 million and invested $583.4 million in 22 Properties, consisting primarily of assisted living and independent living facilities. As of March 31, 2004, we had net real estate assets of approximately $2.1 billion consisting of 141 seniors’ housing Properties located in 30 states, including eight seniors’ housing facilities under various stages of development. We also obtained or assumed $399.6 million of permanent financing during the first quarter of 2004. In April 2004, we purchased an additional 24 Properties, including two assisted living facilities and 22 medical office buildings, for an aggregate purchase price of $274.3 million. The purchase of the medical office building portfolio marked our entrance into the medical office market.

Liquidity and Capital Resources

        We primarily use capital to acquire or develop Properties and are required to distribute at least 90% of our taxable income to stockholders in order to maintain our REIT qualifications. We may also provide Mortgage Loans to operators of seniors’ housing facilities, however, we have not entered into any Mortgage Loans as of March 31, 2004. We rely on the sale of our common stock to fund a significant portion of our Property acquisitions and other permitted investments. We also obtain funds through borrowings under permanent or construction financing, operating activities and draws on our revolving line of credit.

Common Stock Offerings

        Upon formation in December 1997, we received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor. As of March 31, 2004, we have made four best efforts public offerings and received aggregate subscriptions of $1.9 billion (representing 194.8 million shares). Our fourth offering (the “2003 Offering”) is expected to close in the second quarter of 2004. We also expect to commence our fifth public offering of up to 400 million shares of common stock (approximately $4.0 billion) (the “2004 Offering”) during the second quarter of 2004.

        Our board of directors has approved a resolution to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion. The board of directors has submitted this matter to the stockholders for approval at the 2004 annual meeting. Until such time, if any, that the stockholders approve an increase in the number of authorized shares of common stock, the 2004 Offering will be limited to 213 million shares.

        The price per share of all of our equity offerings has been $10 per share. The percentage of gross proceeds payable to the managing dealer for selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses will not exceed 13%.

        During the quarter ended March 31, 2004, net proceeds received from the 2003 Offering, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $403.3 million. We used net offering proceeds and proceeds from permanent and construction financing to invest in 22 seniors’ housing Properties.

        The following table summarizes our proceeds, investment activity and cash available for investment for the quarter ended March 31, 2004 (dollars in thousands):

Sources of equity and debt proceeds:
Cash available for investment, January 1, 2004	$164,466
Net proceeds from offerings	403,277
Proceeds from permanent financing (1)	125,044
Proceeds from construction financing	19,066
Proceeds from life care bonds issued	2,159

714,012

Uses of equity and debt proceeds:
Investment in 22 Properties (1)	308,832
Payment of acquisition fees and costs	45,645
Payment of loan costs	9,395
Deposits on pending acquisitions	43,174
Retirement of life care bonds	1,501
Repayment of permanent financing	26,158
Stock redemptions (44,167 shares)	406
Advances under line of credit for general corporate purposes	6,755

441,866

Cash available for investment, March 31, 2004	$272,146

(1) Excludes amount for assumed mortgage loans of $274,559

        During the period April 1, 2004 through May 3, 2004, we received additional net offering proceeds of approximately $235.5 million and paid acquisition fees and costs of approximately $10.6 million. We also used $190.1 million in connection with the acquisition of 24 Properties and $3.8 million related to acquisition fees on permanent financing, leaving approximately $308.4 million for investment in Properties, Mortgage Loans and other permitted investments as of May 3, 2004.

        We expect to use uninvested net offering proceeds, plus additional net offering proceeds from the sale of shares from the 2004 Offering and any future offerings to purchase additional Properties, and to a lesser extent, to invest in Mortgage Loans and other permitted investments. We also intend to obtain additional borrowings to acquire assets and to pay certain related fees. The number of Properties to be acquired and Mortgage Loans and other permitted investments in which we may invest will depend upon the amount of net offering proceeds and loan proceeds available to us.

        We believe that the net proceeds received from the 2004 Offering and any additional offerings will enable us to continue to grow and take advantage of acquisition opportunities until such time, if any, that our shares are listed on a national securities exchange or over-the-counter market. Under our Articles of Incorporation, if we do not list our shares on a national securities exchange or over-the-counter market by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.

Redemptions

        We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. During the quarter ended March 31, 2004, 44,167 shares were redeemed at $9.20 per share (for a total of $0.4 million) and retired.

Property Acquisitions

        During the quarter ended March 31, 2004, we invested $583.4 million in 22 Properties. The Properties acquired were primarily assisted living and independent living facilities and included three Properties in various stages of development. At March 31, 2004, our investment portfolio consisted of 141 retirement Properties located in 30 states with an aggregate investment amount of approximately $2.1 billion. With the exception of one Property under development, we, as lessor, have entered into long-term, triple-net lease agreements relating to the Properties.

        The 22 Properties that we acquired during the quarter ended March 31, 2004 are subject to operating leases. The operating leases provide for initial terms of 15 years with options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. The leases provide for minimum annual base rent, generally payable in monthly installments, with increases at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, substantially all of the leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreement, are achieved. The leases also provide for the tenant to fund, in addition to minimum rent payments, a furniture, fixture and equipment (“FF&E”) reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment.

        In accordance with Statement of Accounting Standard No. 141, “Business Combinations,” we allocate the value associated with having an in-place operating lease at the date of acquisition to a lease intangible asset considering factors associated with lease origination costs and above or below market leases. As of March 31, 2004, we have allocated $49.4 million to lease intangible assets that are amortized over the initial term of each applicable lease (generally 15 years).

        In January 2004, one of our Properties that was under construction at December 31, 2003, commenced operations.

        At March 31, 2004, our restricted cash balance included $49.0 million that was held in escrow to fund the acquisition of 26 Properties in which we had entered into commitments to acquire. In April 2004, $34.2 million was applied to our purchase of 24 Properties. We expect to acquire the remaining two Properties by the end of second quarter of 2004. There can be no assurance that these transactions will be consummated.

Investments Subsequent to March 31, 2004 and Pending Investments

        In April 2004, we acquired an additional 24 Properties, including two assisted living facilities containing 156 units and 22 medical office buildings containing approximately 1.3 million square feet, for an aggregate purchase price of $274.3 million. Our purchase of the medical office portfolio marks our entrance into the medical office market. We assumed $84.2 million of existing debt and used cash available at March 31, 2004 to purchase the Properties.

        As of May 3, 2004, we had commitments to acquire two additional retirement facilities. The anticipated aggregate purchase price is $34.0 million, and the acquisition of each Property is subject to the fulfillment of certain conditions. We plan to assume permanent financing of approximately $4.6 million in connection with the acquisition of one of the Properties and use cash on hand at March 31, 2004 to purchase the Properties. It is expected that Horizon Bay Management, L.L.C. will operate one of the proposed retirement facilities and Sunrise Senior Living Services, Inc. will operate the other proposed retirement facility. There can be no assurance that these transactions will be consummated.

Borrowings

        Line of Credit. We have an $85.0 million revolving line of credit that may be amended to allow the line of credit to be increased up to $125.0 million. Eleven Properties with an aggregate real estate value of $119.3 million collateralize the $85.0 million revolving line of credit; however, the collateral provided by these 11 Properties only allows us to draw up to $71.4 million. We have elected to amend the line of credit and anticipate that we will pledge additional Properties as collateral during the third quarter of 2004 to fully maximize the $125.0 million liquidity available under the revolving line of credit. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates until maturity (3.62% at March 31, 2004), depending on our aggregate amount of debt outstanding in relation to our total assets. The line has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. We may use the revolving line of credit to fund acquisitions, pay fees, make distributions and fund working capital for general business purposes. Periodically, we expect to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. As of March 31, 2004, we had an outstanding balance of $20.0 million on the line of credit which matures in March 2005.

        We also had a $50.0 million credit facility that we elected to terminate as of May 1, 2004. As of March 31, 2004, there were no amounts outstanding under this facility.

        Permanent Financing. During the quarter ended March 31, 2004, we obtained $399.6 million in permanent financing by assuming existing debt on various Properties acquired during the first quarter of 2004, and by encumbering certain existing Properties with new debt. In addition, we extinguished $25.6 million in variable rate debt using proceeds from new permanent financing. As of March 31, 2004, our aggregate permanent financing was $648.5 million and was collateralized by Properties with an aggregate net book value of $1.4 billion. We have approximately $2.1 million in principal amortization due during the remainder of 2004 and approximately $5.0 million in principal amortization and debt maturities during 2005.

        Approximately 53% of our mortgage notes payable at March 31, 2004, were subject to variable interest rates that are adjustable monthly or quarterly. Fixed interest rates range from 5.25% to 8.375% with a weighted average rate of 6.32%. Certain fixed rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may preclude repayment of the loans prior to their maturity dates. Substantially all of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties. Certain loans contain extension options with terms similar to the initial loan terms. In addition, certain loans contain provisions that allow us to convert variable interest rates to fixed interest rates based on US Treasury rates plus a premium at the time the conversion option is exercised.

        During the quarter ended March 31, 2004, we incurred $9.4 million in loan costs in connection with the placement and assumption of permanent financing facilities.

        The table below summarizes permanent financing that we obtained during the quarter ended March 31, 2004, and the outstanding balance as of March 31, 2004 (dollars in thousands):

Date Funded or Assumed	Mortgage Payable	Maturity Date	Interest Rate
Fixed Rate Debt:
January 2004 (1)	30,000	January 2009	5.79%
January 2004	74,645	February 2011	5.96%
February 2004	33,025	April 2008	8.17%
	137,670
Variable Rate Debt:
February 2004	48,740	June 2008	30-day LIBOR plus 3.70%; 5.95% floor
February 2004		October 2005–	Fannie Mae Discount MBS rate plus 90 to
	192,680	April 2008	104 basis points
March 2004	20,400	March 2007	30-day commercial paper rate plus 3.15%
	261,820
	$ 399,490

(1)

Debt contains delayed funding options to a maximum of $130 million. At loan closing, we drew $30 million bearing interest at 5.25%. In April 2004, we drew an additional $30 million bearing interest at 5.5%, and we are required to draw the remaining $70 million bearing interest at 6.15% by January 2005. Upon final funding, the debt will bear interest at a blended interest rate of 5.79%.

        In April 2004, we assumed $84.2 million in permanent financing comprised of 15 loans in connection with the acquisition of the medical office portfolio. These loans bear interest at fixed rates ranging from 5.09% to 8.35%, require monthly principal and interest payments and mature between August 2008 and February 2013.

        Construction Financing. During the quarter ended March 31, 2004, we drew $19.1 million under construction loans related to certain Properties under various stages of development. Total construction loans outstanding at March 31, 2004 were $26.5 million, and total liquidity remaining was $104.6 million. The loans are variable interest rate loans and mature from November 2006 to December 2007. We anticipate that we will obtain permanent financing or use proceeds from our offerings to pay the construction loans as they become due.

        Bonds Payable. We have non-interest bearing life care bonds payable to certain residents of two of our CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the quarter ended March 31, 2004, we issued new bonds to new residents of these retirement facilities totaling $2.2 million, and used the proceeds from the new bonds to retire $1.5 million of the existing bonds. As of March 31, 2004, the bonds payable had an outstanding balance of $90.8 million.

Contractual Obligations and Commitments

        The following table presents our contractual cash obligations and related payment periods as of March 31, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$2,068	$55,585	$243,485	$347,363	$648,501
Revolving line of credit	20,000	—	—	—	20,000
Refundable life care bonds (1)	—	—	—	90,783	90,783
Construction loans payable	—	13,070	13,398	—	26,468
Refundable tenant security
deposits	—	—	—	22,742	22,742

	$22,068	$68,655	$256,883	$460,888	$808,494

(1)

   It is expected that the proceeds from the issuance of new bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to    create a current net cash obligation for the Company.

        The following table presents our commitments, contingencies and guarantees and related expiration periods as of March 31, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory	$2,430	$—	$—	$—	$2,430
note of unconsolidated
subsidiary (1)
Earnout provisions (2)	4,050	24,679	—	—	28,729
Capital improvements to
investment Properties	7,784	69,702	34,930	—	112,416
Pending investments (3)	308,080	—	—	—	308,080

	$322,344	$94,381	$34,930	$—	$451,655

(1)

In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of March 31, 2004, the unsecured promissory note has an outstanding balance of $14.6 million. We have not been required to fund any amounts under this guarantee. In the event we are required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

In connection with the acquisition of 31 Properties, we may be required to make additional payments if certain earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, our initial investment in the Property and the fair value of the Property. In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments.

(3)	As of March 31, 2004, we had commitments to acquire 26 Properties, subject to the fulfillment of certain conditions.

Market Risk

        See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

        Until Properties are acquired or Mortgage Loans are entered into, we may accumulate significant amounts of cash from offering proceeds or permanent financings. The net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Mortgage Loans and take advantage of favorable capital market conditions. At March 31, 2004, we had $275.9 million invested in short-term investments as compared to $167.1 million at December 31, 2003. The increase was primarily attributable to offering proceeds received from the sale of shares of common stock during the quarter ended March 31, 2004, offset by cash used to purchase 22 Properties and placement of permanent financing.

Accounts and Other Receivables

        Our accounts and other receivables balance increased from $12.2 million at December 31, 2003 to $15.8 million as of March 31, 2004. The increase was primarily due to an increase in rental revenues receivable from $11.2 million at December 31, 2003 to $16.1 million at March 31, 2004, offset by a $1.3 million reserve for doubtful accounts. We have experienced delays in receiving current rent amounts due on certain Properties as a result of several tenants experiencing higher than expected property operating expenses. These tenants are thinly capitalized and rely on the cash flow generated from the Properties to fund rent obligations under leases. An affiliate of the Advisor owns a 30% interest in the parent company of four thinly capitalized tenants that have past due amounts aggregating $5.0 million at March 31, 2004. We have been and will continue to work with the tenants and operators to implement a plan to increase operating efficiencies that will reduce property operating expenses so that cash flow generated from the Properties in the coming year will be sufficient to fund current and past due rent obligations under the leases. At March 31, 2004, we had reserved $1.3 million for doubtful accounts.

Distributions

        During the quarters ended March 31, 2004 and 2003, we generated cash from operations of $23.3 million and $7.4 million, respectively, which included security deposits received from tenants of $0.7 million for the quarter ended March 31, 2003. We declared and paid distributions to our stockholders of $28.8 million and $8.7 million during the quarters ended March 31, 2004 and 2003, respectively. In addition, on April 1 and May 1, 2004, the Company declared distributions to stockholders of record on April 1 and May 1, 2004, of $0.0592 per share of common stock. These distributions are payable by June 30, 2004.

        During the quarter ended March 31, 2004, $5.5 million of distributions paid to stockholders was supported by cash generated from prior period operating activities and borrowings on our revolving line of credit. Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes. During the quarter ended March 31, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred primarily because of a build up in accounts receivable due to several of our tenants experiencing higher than expected property operating expenses. In addition, our acquisition strategy has focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies as we invest the proceeds received from the sale of shares of common stock. As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments at lower returns prior to making these purchases. We expect to continue a large portfolio investment strategy during 2004, and may continue to borrow funds from the revolving line of credit to make distributions to stockholders.

        For the quarters ended March 31, 2004 and 2003, approximately 67% and 77%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 33% and 23%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarters ended March 31, 2004 and 2003, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital. We intend to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Liquidity Requirements

        We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders. To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we will use borrowings under our revolving line of credit. We expect to meet our other short-term liquidity requirements, including payment of offering expenses, the acquisitions and development of Properties, and the investment in Mortgage Loans and other permitted investments, with proceeds from our offerings, advances under the revolving line of credit and permanent financing. We expect to meet our long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

        Seniors' housing Properties are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, the tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, the Company may make fixed asset expenditures, in which case the annual minimum rent will be increased. We believe that current tenant reserves are sufficient to meet foreseen FF&E repairs. Our medical office buildings are generally leased on a gross basis, whereby the tenants are responsible for a capped amount of repairs, maintenance, property taxes, utilities and insurance, and we are responsible for the balance.

        We believe that our Properties are adequately covered by insurance. In addition, we have obtained contingent liability and property coverage. This insurance policy is intended to reduce our exposure in the event a tenant’s insurance policy lapses or is insufficient to cover a claim relating to the Property.

        From time to time, we are exposed to litigation arising from an unrecognized preacquisition contingency or from the operations of our business. In February 2004, we, our Advisor and two operators that manage Properties located in California were named in a complaint with respect to certain fees and deposits collected by operators from residents of the Properties, as described in Part II, Item 1.

Results of Operations

Comparison of the quarter ended March 31, 2004 to the quarter ended March 31, 2003.

        Net earnings for the quarter ended March 31, 2004 totaled $27.8 million or $0.16 per share of common stock. This compares to net earnings of $8.5 million or $0.16 per share of common stock for the quarter ended March 31, 2003. The increase in net earnings was the result of the various factors described below.

        For the quarters ended March 31, 2004 and 2003, we earned $49.4 million and $11.8 million, respectively, in rental income from our Properties under operating leases and earned income from our Properties subject to direct financing leases. We also earned $1.4 million and $0.3 million in FF&E reserve income during the quarters ended March 31, 2004 and 2003, respectively. The increase in rental and FF&E reserve income was due to us owning 133 Properties subject to lease agreements during the quarter ended March 31, 2004, as compared to 52 Properties during the quarter ended March 31, 2003. Since 22 Properties were owned for only a portion of 2004 and additional Property acquisitions are expected to occur, results of operations are not expected to be indicative of future periods. Rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

        In addition to minimum base rent, certain leases require the payment of contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved by the Properties. During the quarters ended March 31, 2004 and 2003, we recognized $49,000 and $8,900, respectively, of contingent rent.

        During the quarters ended March 31, 2004 and 2003, we also earned $0.6 million and $0.4 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. The increase in interest income is due to an increase in the average amount invested in short-term investments during the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003. As net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of our total revenues earned from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease. Included in interest and other income for the quarter ended March 31, 2003 was $0.1 million in interest income related to accounts and other receivables.

        Operating expenses, which include general and administrative, property expenses and asset management fees, were $4.9 million and $1.2 million for the quarters ended March 31, 2004 and 2003, respectively (9.7% and 9.7%, respectively, of net revenues). The increase in operating expenses for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003, was the result of incurring asset management fees and general, administrative and property expenses relating to us owning 88 additional Properties during the quarter ended March 31, 2004, as compared to the same period in the prior year. The dollar amount of operating expenses is expected to increase as we acquire additional Properties and invest in Mortgage Loans. However, general and administrative expenses as a percentage of total revenues are expected to decrease as we acquire additional Properties and invest in Mortgage Loans.

        Interest expense increased from $0.8 million for the quarter ended March 31, 2003 to $8.0 million for the quarter ended March 31, 2004, as a result of us increasing the average amount of debt outstanding during 2004 as well as an increase in the weighted average interest rate. The weighted average interest rate increased from 4.4% for the quarter ended March 31, 2003 to 5.2% for the quarter ended March 31, 2004, as a result of an increase in the ratio of fixed rate debt to total debt.

        During the quarter ended March 31, 2004, we recognized a provision for loss of $1.3 million related to doubtful accounts receivable as discussed in the “Accounts and Other Receivables” section above.

        Depreciation and amortization expense increased from $2.0 million for the quarter ended March 31, 2003, to $9.6 million for the quarter ended March 31, 2004, as a result of us owning 73 additional Properties subject to operating leases during 2004.

        The following unaudited condensed pro forma information assumes that the Properties acquired as of March 31, 2004, were owned on January 1, 2003. Additionally, it assumes that the effect of the sale of our common stock and assumption or issuance of mortgage debt had occurred on January 1, 2003, (in thousands, except per share data):

	Quarter Ended March 31,
	2004	2003
Revenues	$60,553	$56,884
Expenses	30,761	25,826
Net earnings	29,807	31,072
Basic and diluted earnings per share	0.18	0.20

Weighted average number of common shares
outstanding - basic and diluted	170,241	157,848

        At March 31, 2004, we leased Properties to 17 tenants, three of which individually contributed between 10.8% and 17.6% (an aggregate of 39.3%) of our total rental income from operating leases and earned income from direct financing leases for the quarter ended March 31, 2004.

        The Advisor’s parent company is affiliated with the Affiliated Tenants that leased 72 of our 141 Properties as of March 31, 2004. The Affiliated Tenants contributed 36% of total rental income from operating leases and earned income from direct financing leases for the quarter ended March 31, 2004. Each of the Affiliated Tenants is a thinly capitalized corporation that is affiliated with HRA Holdings, LLC (“HRA”). Our other tenants include subsidiaries or affiliates of: American Retirement Corporation (“ARC”); Erickson Retirement Communities, LLC; Greenwalt Corporation; Horizon Bay Management, LLC (“Horizon Bay”); Prime Care Properties, LLC; Summit Companies, Incorporated; Solomon Senior Living Holdings, LLC; and Sunrise Senior Living Services, LLC (“Sunrise”).

        The following table summarizes information about our operator concentration based on annualized rental revenue as of March 31, 2004 (dollars in thousands):

	Number of Facilities	Annualized Revenue (1)	Percent of Revenue
Sunrise Senior Living Services, Inc. ("Sunrise")	99	$103,730	51%
Horizon Bay Management, LLC	19	41,626	20%
American Retirement Corporation	8	17,589	9%
Harbor Assisted Living, LLC (affiliate of Advisor)	7	26,702	13%
Erickson Retirement Communities, LLC	4	11,613	6%
CateredLife Communities, Inc.	4	3,016	1%

	141	$204,276	100%

(1)	For operating leases, reflects annual base rent straight-lined over the term of the lease and for direct financing leases, reflects annual interest earned.

        To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of March 31, 2004, the Company had $22.7 million in security deposits related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

        In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

        In connection with the purchase of five Properties that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants’ obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date. In addition, Sunrise has guaranteed the tenant’s rent obligations related to three additional Properties under development until such time the operating performance of the Properties achieves predetermined rent coverage thresholds. We had the following additional limited guarantees as of March 31, 2004 (in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance
Sunrise	1	April 2000	$2,770	$2,080	$690
Marriott International	5	May 2002	5,880	4,158	1,722
Sunrise/cash reserves	22	November 2003	10,500	2,350	8,150

        Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of these tenants, their guarantors or the Sunrise, American Retirement Corporation or Horizon Bay brands would significantly impact the results of our operations. It is expected that the percentage of total rental income contributed by these tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

Funds from Operations

        We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net earnings. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net earnings determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net earnings determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the quarters ended March 31, 2004 and 2003, net earnings included $7.9 million and $1.3 million, respectively, of these amounts.) We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net earnings determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with net earnings and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

        The following is a reconciliation of net earnings to FFO (in thousands):

	Quarter Ended March 31,
	2004	2003
Net earnings	$27,801	$8,503
Adjustments:
Effect of unconsolidated subsidiary	2	65
Depreciation of real estate assets	8,732	1,890
Amortization of lease intangibles	759	146

FFO	$37,294	$10,604

Other

Inflation and Trends

        Our current leases are primarily triple-net leases and contain provisions that we believe will mitigate the effect of inflation. These provisions include clauses requiring automatic increases in base rent at specified times during the term of the lease (generally on an annual basis) and the payment of contingent rent if Properties achieve specified operating thresholds (based on factors such as a percentage of gross sales above a specified level). We have also invested in medical office buildings, which typically are leased on a shorter-term, gross basis. The gross leases associated with our medical office portfolio also contain provisions that mitigate the effect of inflation, such as scheduled base rent increases during the lease terms and the reimbursement of future increases in operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount. Inflation and changing prices may have an adverse impact on the potential disposition of the Properties and on appreciation of the Properties.

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

Related Party Transactions

        Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of our public offerings, CNL Securities Corp. Our chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of our assets.

        We have entered into an advisory agreement with the Advisor pursuant to which the Advisor and its affiliates are entitled to earn certain fees and reimbursement of certain expenses. During the quarters ended March 31, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursements as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Acquisition fees (1):
Acquisition fees from offering proceeds	$21,866	$7,356
Acquisition fees from debt proceeds	21,312	2,999

	43,178	10,355

Asset management fee (2)	2,264	554

Reimbursement of expenses (3):
Stock issuance costs	873	997
Acquisition expenses	135	27
General and administrative expenses	1,060	331

	2,068	1,355

	$47,510	$12,264

(1)

Acquisition fees for identifying Properties and structuring the terms of their leases and Mortgage Loans equal to 4.5% of gross proceeds of the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases. These fees are included in other assets in the accompanying balance sheets prior to being allocated to individual Properties or lease intangible costs.

If we list our common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 4.5% of amounts outstanding on the line of credit, if any, at the time of listing.

(2)	Asset management fee of 0.05% of our real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)

Reimbursement of administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the advisory agreement, the Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap in any Expense Year. Operating expenses for the Expense Years ended March 31, 2004 and 2003, did not exceed the Expense Cap.

        CNL Securities Corp. receives fees based on the amounts raised from our offerings equal to: (i) selling commissions of 7.5% of gross proceeds from our offering, (ii) a marketing support fee of 0.5% of gross proceeds from our offering and (iii) beginning in December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering. The majority of such fees were re-allowed to other broker dealers. For the quarters ended March 31, 2004 and 2003, we incurred the following costs (in thousands):

	Quarter Ended March 31,
	2004	2003
Selling commissions	$33,396	$12,276
Marketing support fee	2,226	818

	$35,622	$13,094

        During the quarters ended March 31, 2004 and 2003, affiliates of the Advisor incurred on our behalf $6.8 million and $2.5 million, respectively, for certain offering expenses. Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred will not exceed 13% of the proceeds raised in connection with the offerings.

        Amounts due to related parties consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses on behalf
of the Company	$164	$372
Accounting and administrative services	—	304
Acquisition fees and miscellaneous acquisition expenses	3,113	815

	3,277	1,491

Due to CNL Securities Corp.:
Selling commissions	$1,748	$1,366
Marketing support fees and due diligence expense
reimbursements	141	91
Soliciting dealer servicing fee	—	310

	1,889	1,767

	$5,166	$3,258

        We own a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. We periodically receive distributions from the partnership, however, no distributions were received during the quarter ended March 31, 2004.

        CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). In March 2004, CCM made the arrangements for the $20.4 million commercial paper loan described in Note 8 to the notes to the consolidated financial statements of the Company in Item 1. CCM was paid a $0.2 million structuring fee, which is included in our deferred loan costs as of March 31, 2004, and is being amortized over the term of the loan. In addition, the monthly interest payment due under the commercial paper loan includes a margin of 40 basis points payable to CCM for the monthly services it provides related to the administration of the commercial paper loan. As of March 31, 2004, no such fees were paid to CCM related to these services.

        We maintain bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amount deposited with this bank was $25.4 million at March 31, 2004.

        An affiliate of the Advisor owns a 30% voting membership interest in a limited liability company, which is affiliated with the Affiliated Tenants that leased 72 of our 141 Properties as of March 31, 2004. The Affiliated Tenants contributed 36% and 41% of total rental income from operating leases and earned income from direct financing leases during the quarters ended March 31, 2004 and 2003, respectively. As of March 31, 2004, we had past due rents aggregating $8.8 million, including $5.0 million from the Affiliated Tenants. We expect these past due receivables to be repaid within the coming year as we work with the tenants and operators to implement a plan to increase operating efficiencies that will reduce property operating expenses so that cash flow generated from the Properties will be sufficient to fund current and past due rent obligations under the leases. As of March 31, 2004, we have recorded a $1.3 million reserve for doubtful accounts.

Critical Accounting Policies

        Allocation of Purchase Price for Acquisition of Properties. We allocate the purchase costs of Properties to the tangible and intangible assets acquired and the liabilities assumed as provided by Statement of Accounting Standard No. 141, “Business Combinations.” For each acquisition, we assess the value of the land, building, equipment and its intangible assets, including in-place leases, the above or below market lease values and the value of tenant relationships based on their estimated fair values. The value of the buildings acquired are determined on an as-if vacant basis. The values determined are based on independent appraisals or on our estimates reflecting the facts and circumstances of each acquisition.

        Acquisition Fees and Costs. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with Properties that are probable of being acquired are capitalized and included in other assets. Upon the purchase of a Property, the fees and costs directly identifiable with that Property are reclassified to land, building, equipment and lease intangibles or to investment in direct financing leases. In the event a Property is not acquired or no longer is expected to be acquired, costs directly related to the Property are charged to expense.

        Leases.  Our leases are accounted for under the provisions of Statement of Accounting Standard No. 13, “Accounting for Leases,” and have been accounted for as either operating leases or direct financing leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, we assume that all payments to be received under our leases are collectible. Changes in our estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

        Impairments.  We periodically (no less than once per year) evaluate our investments in real estate and any unconsolidated joint ventures for impairment and whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through operations. Management determines whether impairment in the value has occurred by comparing the undiscounted cash flows, including the estimated residual value of the asset with the carrying amount of the individual asset. If impairment is indicated, the asset is adjusted to its estimated fair value.

        Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. We base our estimates on historical experience, projected cash flows generated from the tenants' operations of the Properties and various other assumptions that we believe to be reasonable under the circumstances of a specific Property or portfolio of Properties. If the financial condition of any of our tenants deteriorates, resulting in the impairment of their ability to make required rent payments, additional allowances may be required.

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

Statement Regarding Forward Looking Information

        The preceeding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as “believe,” “expect” and “may.” Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under our line of credit, continued availability of proceeds from our equity offerings, our ability to obtain permanent financing on satisfactory terms, our ability to continue to locate suitable tenants for our properties and borrowers for our Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        Approximately 54% of our mortgage notes payable at March 31, 2004 were subject to variable interest rates; therefore, we are exposed to market changes in interest rates. At March 31, 2004, a hypothetical 100 basis point increase in the LIBOR rates would have resulted in additional interest costs of approximately $1.5 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

        We are also subject to interest rate risk through outstanding balances on our variable rate line of credit. We had $20.0 million outstanding at March 31, 2004.

        To mitigate interest rate risk, we may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds should interest rates rise substantially. Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

        Following is a summary of our permanent financing obligations at March 31, 2004 (in thousands):

	Permanent Financing Expected Maturities
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt:	$–	$–	$–	$–	$53,249	$254,154	$307,403	$307,403
Average Interest Rate	–	–	–	–	8.04%	5.96%	6.32%

Variable Rate Debt:	$–	$138,297	$50,546	$67,748	130,975	–	$387,566	$387,566
Average Interest Rate	–	2.57%	3.69%	4.87%	3.70%	–	3.50%

ITEM 4.                  CONTROLS AND PROCEDURES

        Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective in alerting our management in a timely manner to information required to be disclosed in our periodic SEC filings.

PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings.

On February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, the Advisor and two operators that manage certain Properties owned by the Company. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. The Company and the Advisor were made parties to the litigation by receipt of service of process on April 27, 2004, and are working with counsel to submit a response within the applicable time period. This matter is in the preliminary stages and although management is not able to predict the outcome, management has been advised by counsel that a number of valid defenses exist.

Item 2.                    Changes in Securities and Use of Proceeds.

In October 1998, we implemented a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of our common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, we may, at our option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period. The following table contains information related to all common stock purchased by us during the quarter ended March 31, 2004, which consisted of shares redeemed pursuant to the redemption plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2004	—	$ —	—	$ —
February 1-29, 2004	—	—	—	—
March 1-31, 2004	44,167	9.20	44,167	18,850,447

Total	44,167	$ 9.20	44,167	$ 18,850,447

Item 3.                    Defaults upon Senior Securities. Inapplicable.

Item 4.                    Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.                    Other Information. Inapplicable.

Item 6.                    Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1

Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, as amended, and incorporated herein by reference.)

3.2

CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.3

Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Pre-effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed March 31, 000, and incorporated herein by reference.)

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

10.54

Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.62 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.55

First Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 30, 2003 (Included as Exhibit 10.63 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.56

Second Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.64 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.57

Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.65 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.58

 Fourth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 16, 2004 (Included as Exhibit 10.66 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.59

 Fifth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.67 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.60

Sixth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 2, 2004 (Included as Exhibit 10.68 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.61

Seventh Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.69 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.62

Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.70 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.63

First Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.71 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.64

Second Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.72 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.65

Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.66

Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

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

(b)

The Company filed the following reports during the quarter ended March 31, 2004: Form 8-K filed on January 13, 2004 to attach a press release as an exhibit under Item 7; Form 8-K/A filed on January 29, 2004 which included disclosure under Item 7 to include audited financial statements as a result of one of the tenant’s leasing 25 Properties with an aggregate carrying value that represented more than 20% of the Company’s total assets; Form 8-K filed on February 23, 2004 which included disclosure under Items 2 and 7 in connection with the acquisition of 19 Properties; and Form 8-K filed on February 24, 2004 to attach a press release as an exhibit under Item 7.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DATED this 7th day of May, 2004

CNL RETIREMENT PROPERTIES, INC.

By: /s/ Thomas J. Hutchison, III
THOMAS J. HUTCHISON, III Chief Executive Officer and President (Principal Executive Officer)

By: /s/ Stuart J. Beebe
STUART J. BEEBE Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

EXHIBITS

EXHIBIT INDEX

Exhibit Index

3.1

Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, as amended, and incorporated herein by reference.)

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

10.54

 Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.62 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.55

 First Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 30, 2003 (Included as Exhibit 10.63 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.56

 Second Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.64 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.57

 Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.65 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.58

 Fourth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 16, 2004 (Included as Exhibit 10.66 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.59

 Fifth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.67 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.60

 Sixth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 2, 2004 (Included as Exhibit 10.68 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.61

 Seventh Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management — Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.69 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.62

 Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.70 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.63

 First Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.71 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.64

 Second Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.72 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.65

 Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.66

 Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant’s Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: May 7, 2004	By: /s/ Thomas J. Hutchison, III
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: May 7, 2004	By: /s/ Stuart J. Beebe
STUART J. BEEBE Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2004 and December 31, 2003 and its results of operations for the quarter ended March 31, 2004.

Date: May 7, 2004	/s/ Thomas J. Hutchison, III
Thomas J. Hutchison Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2004 and December 31, 2003 and its results of operations for the quarter ended March 31, 2004.

Date: May 7, 2004	/s/ Stuart J. Beebe
Stuart J. Beebe Chief Financial Officer