Form 10-Q
period 2004-06-30
CNL RETIREMENT PROPERTIES INC
filed 2004-08-06
CIK 1055264

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

The number of shares of common stock outstanding as of August 3, 2004, was 223,067,363.

CONTENTS

Part I: Financial Information

Page
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Income	2
Condensed Consolidated Statments of Stockholders' Equity	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
Part II: Other Information
Item 1. Legal Proceedings	34
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits and Reports on Form 8-K	35-45
Signatures	46
Exhibits

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)

	June 30, 2004	December 31, 2003
Assets
Investment properties:
Accounted for using the operating method, net	$1,963,569	$1,083,392
Accounted for using the direct financing method	422,930	418,347
Intangible lease costs, net	67,778	30,205

	2,454,277	1,531,944
Cash and cash equivalents	346,253	167,090
Restricted cash	48,109	14,812
Accounts and other receivables, net	17,381	12,223
Deferred costs, net	12,516	7,386
Accrued rental income	32,304	14,644
Other assets	32,146	13,800

	$2,942,986	$1,761,899

Liabilities and stockholders' equity
Liabilities:
Mortgages payable	$762,113	$275,056
Bonds payable	93,301	90,125
Line of credit	20,000	20,000
Construction loans payable	46,532	7,402
Due to related parties	1,446	3,258
Accounts payable and accrued expenses	14,112	11,657
Intangible lease liability, net	2,039	—
Deferred income	2,467	476
Security deposits	24,355	7,984

Total liabilities	966,365	415,958

Commitments and contingencies
Stockholders' equity:
Preferred stock, without par value
Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share
Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share
Authorized 450,000 shares,
issued 221,242 and 150,253 shares, respectively,
outstanding 220,913 and 150,077 shares, respectively	2,209	1,501
Capital in excess of par value	1,988,384	1,349,719
Accumulated distributions in excess of net income	(13,972)	(5,279)

Total stockholders' equity	1,976,621	1,345,941

	$2,942,986	$1,761,899

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Seniors' Housing:
Rental income from operating leases	$43,633	$14,292	$80,325	$21,387
Earned income from direct financing leases	13,499	6,108	26,141	10,768
Contingent rent	—	18	49	27
FF&E reserve income	826	530	2,273	857
Medical Office Buildings:
Rental income from operating leases	4,750	—	4,750	—
Tenant expense reimbursements	720	—	720	—
Interest and other income	878	182	1,480	595

	64,306	21,130	115,738	33,634

Expenses:
Interest and loan cost amortization	11,557	1,932	19,526	2,687
Seniors' Housing property expenses	135	7	456	19
Medical Office Buildings operating expenses	1,775	—	1,775	—
Asset management fees to related party	3,243	951	5,507	1,505
General and administrative	3,092	1,533	5,372	2,181
Provision for doubtful accounts	—	—	1,250	—
Depreciation and amortization	14,845	3,800	24,407	5,844

	34,647	8,223	58,293	12,236

Income before equity in earnings of unconsolidated
subsidiary	29,659	12,907	57,445	21,398
Equity in earnings of unconsolidated subsidiary	32	6	47	19

Net income	$29,691	$12,913	$57,492	$21,417

Net income per share of common stock
(basic and diluted)	$0.14	$0.18	$0.28	$0.35

Weighted average number of shares of
common stock outstanding (basic and diluted)	214,948	71,770	206,547	61,777

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2004 and Year Ended December 31, 2003
(UNAUDITED)
(in thousands, except per share data)

	Common stock		Capital in	Accumulated distributions
	Number of shares	Par Value	excess of par value	in excess of net income	Total
Balance at December 31, 2002	44,211	$442	$393,308	$(3,955)	$389,795
Subscriptions received for common
stock through public offerings and
distribution reinvestment plan	105,998	1,060	1,058,921	—	1,059,981
Retirement of common stock	(132)	(1)	(1,211)	—	(1,212)
Stock issuance costs	—	—	(101,299)	—	(101,299)
Net income	—	—	—	58,460	58,460
Distributions declared and paid
($0.7067 per share)	—	—	—	(59,784)	(59,784)

Balance at December 31, 2003	150,077	1,501	1,349,719	(5,279)	1,345,941
Subscriptions received for common
stock through public offerings and
distribution reinvestment plan	70,986	709	709,151	—	709,860
Retirement of common stock	(150)	(1)	(1,408)	—	(1,409)
Stock issuance costs	—	—	(69,078)	—	(69,078)
Net income	—	—	—	57,492	57,492
Distributions declared and paid
($0.3552 per share)	—	—	—	(66,185)	(66,185)

Balance at June 30, 2004	220,913	$2,209	$1,988,384	$(13,972)	$1,976,621

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2004	2003
Increase (decrease) in cash and cash equivalents:
Net cash provided by operating activities	$61,964	$17,944

Investing activities:
Investment in land, buildings and equipment	(496,160)	(212,378)
Investment in direct financing leases	(300)	(40,225)
Investment in intangible lease costs	(38,198)	(16,718)
Payment of acquisition costs	(61,232)	(25,324)
Proceeds from note receivable	—	2,000
Distributions received from unconsolidated subsidiary	50	53
Increase in restricted cash	(19,678)	(518)

Net cash used in investing activities	(615,518)	(293,110)

Financing activities:
Proceeds from borrowings on mortgages payable	155,045	26,000
Principal payments on mortgages payable	(26,794)	(493)
Proceeds from construction loans payable	39,130	—
Proceeds from borrowings on line of credit	—	71,370
Repayments on line of credit	—	(51,370)
Proceeds from issuance of life care bonds	6,273	—
Retirement of life care bonds	(3,097)	—
Payment of loan costs	(9,981)	(2,506)
Subscriptions received from stockholders	709,860	396,524
Payment of stock issuance costs	(70,617)	(36,312)
Distributions to stockholders	(66,185)	(20,720)
Retirement of common stock	(917)	(400)

Net cash provided by financing activities	732,717	382,093

Net increase in cash and cash equivalents	179,163	106,927
Cash and cash equivalents at beginning of period	167,090	40,800

Cash and cash equivalents at end of period	$346,253	$147,727

Supplemental schedule of non-cash
investing and financing activities:
Mortgages assumed on investment properties acquired	$358,806	$20,635

Bonds assumed on investment properties acquired	$—	$88,511

        See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
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

The Company acquires real estate properties related to seniors’ housing and health care facilities (the “Properties”) located primarily across the United States. The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities (“CCRC”) and life care communities (collectively “Seniors’ Housing”) and specialty clinics, medical office buildings, walk-in clinics and similar types of health care-related facilities (collectively “Medical Office Buildings”). Seniors’ Housing facilities are generally leased on a long-term, triple-net basis and Medical Office Buildings are generally leased on a shorter-term, gross basis. The Company may provide mortgage financing loans (“Mortgage Loans”) and furniture, fixture and equipment financing (“Secured Equipment Leases”) to operators of Seniors’ Housing and other health care-related facilities. The Company manages its operations in one business segment: the ownership and leasing of health care-related real estate.

Basis of Presentation –The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts included in the financial statements as of December 31, 2003, have been derived from the audited financial statements.

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

Intangible Lease Costs –In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of acquired Properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the Property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, purchase price is allocated to the above or below market value of in-place leases and the value of customer relationships.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

1.	Significant Accounting Policies – Continued:

The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in intangible lease costs and below market lease values are included in an intangible lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each Property.

The total amount of other intangible assets acquired is further allocated to in-place lease origination costs and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

Accounts and Other Receivables– Accounts and other receivables consist primarily of lease payments due from tenants. On a monthly basis, the Company reviews the contractual payments versus the actual cash received. When management identifies delinquencies, an estimate is made as to the amount of provision for loss related to doubtful accounts, if any, that may be needed. At June 30, 2004, the Company had a $1.3 million reserve for doubtful accounts and other receivables. The total amount of the reserve, which represents the cumulative provisions less write-offs of uncollectible rent, if any, is recorded against accounts and other receivables in the condensed consolidated financial statements. At December 31, 2003, there was no reserve for loss related to accounts and other receivables.

Reclassifications– Certain items in the prior period financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on reported equity or net income.

2.	Public Offerings:

During the six months ended June 30, 2004, the Company received subscription proceeds of $709.9 million from its open public offerings. Total proceeds received from all offerings from inception to June 30, 2004 amount to $2.2 billion.

On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (“SEC”) for the sale by the Company of up to 400 million shares of common stock (approximately $4.0 billion, the “2004 Offering”). The 2004 Offering was declared effective by the SEC on March 26, 2004 and commenced on May 14, 2004. The 2004 Offering represents the Company’s fifth best efforts public offering.

The Company incurred offering expenses, including selling commissions, marketing support fees, due diligence expense reimbursements, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Under the Company’s first four public offerings (“Prior Offerings”), the Advisor and its affiliates were entitled to selling commissions of 7.5%, a marketing support fee of 0.5% and an acquisition fee of 4.5% of gross offering proceeds. Under the 2004 Offering, the Advisor and its affiliates are entitled to selling commissions of 6.5%, a marketing support fee of 2.0% and an acquisition fee of 4.0% of gross offering proceeds.

Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the Company’s public offerings. During the six months ended June 30, 2004 and 2003, the Company incurred $69.1 million and $38.5 million, respectively, in offering costs, including $55.9 million and $31.7 million, respectively, in selling commissions and marketing support fees. These amounts have been treated as stock issuance costs and charged to stockholders’equity.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

3.	Investment Properties:

Accounted for Using the Operating Method – Properties subject to operating leases consisted of the following at (dollars in thousands):

	June 30, 2004	December 31, 2003
Land and land improvements	$236,930	$141,635
Buildings and building improvements	1,607,514	884,701
Tenant improvements	25,555	—
Equipment	49,953	41,544

	1,919,952	1,067,880
Less accumulated depreciation	(41,920)	(20,261)

	1,878,032	1,047,619
Construction in progress	85,537	35,773

	$1,963,569	$1,083,392

Number of Properties:
Seniors' Housing:
Operating	105	82
Under construction	8	6
Medical Office Buildings (1)	22	—

	135	88

(1) Includes one property subject to a long-term ground lease agreement.

Seniors’ Housing operating leases are “triple-net” leases that generally have initial terms of 15 years, provide for minimum and contingent rent and contain renewal options for 5 to 20 successive years subject to the same terms and conditions as the initial term. Medical Office Building operating leases are generally “gross-basis” leases that have initial terms of 5 to 10 years, provide for minimum rent and are generally subject to renewal options. In addition, Medical Office Building tenants are generally responsible for a portion of the Properties’ operating expenses. Substantially all leases require minimum annual rents to increase at predetermined intervals during the lease terms. Such increases in lease payments are recognized on a straight-line basis over the terms of each applicable lease commencing on the date the Property was placed in service. Revenue from the straight-lining of lease revenues over current contractually due amounts was $17.8 million and $3.3 million for the six months ended June 30, 2004 and 2003, respectively, ($9.7 million and $1.9 million for the quarters ended June 30, 2004 and 2003, respectively). These amounts are included in rental income from operating leases in the accompanying condensed consolidated statements of income.

Future minimum lease payments contractually due under the noncancellable operating leases at June 30, 2004, exclusive of renewal option periods and contingent rents, were as follows (in thousands):

2004	$84,143
2005	168,997
2006	174,708
2007	178,001
2008	180,402
2009 and thereafter	1,921,297

$2,707,548

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

3.	Investment Properties – Continued:

Accounted for Using the Direct Financing Method – Components of net investment in direct financing leases consisted of the following at (dollars in thousands):

	June 30, 2004	December 31, 2003
Minimum lease payments receivable	$1,474,229	$1,491,957
Estimated residual values	399,099	399,099
Less unearned income	(1,450,398)	(1,472,709)

	$422,930	$418,347

Number of Properties:
Seniors' Housing	31	31

Direct financing leases have initial terms that range from 10 to 35 years and provide for minimum annual rent. Lease payments relating to four direct financing leases with a carrying value of $78.3 million are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties. Certain leases contain provisions that allow the tenants to elect to purchase or require the tenants to purchase the Properties during or at the end of the lease terms for the Company’s aggregate initial investment plus adjustments, if any, as defined in the lease agreements.

Future minimum lease payments contractually due on direct financing leases at June 30, 2004, exclusive of contingent rents, were as follows (in thousands):

2004	$22,001
2005	44,956
2006	46,679
2007	47,667
2008	48,755
2009 and thereafter	1,264,171

$1,474,229

4.	Intangible Lease Costs:

Intangible lease costs (see Note 1) included the following at (in thousands):

	June 30, 2004	December 31, 2003
Intangible lease origination costs:
In-place lease costs	$64,232	$31,628
Customer relationship values	5,929	—

	70,161	31,628
Less accumulated amortization	(4,094)	(1,423)

	66,067	30,205
Above market lease values	1,822	—
Less accumulated amortization	(111)	—

	1,711	—

	$67,778	$30,205

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

4.	Intangible Lease Costs — Continued:

The estimated aggregate amortization expense for intangible lease origination costs is as follows at June 30, 2004 (in thousands):

2004	$4,170
2005	8,336
2006	7,768
2007	5,684
2008	5,094
2009 and thereafter	35,015

$66,067

Above market lease values are amortized to rental income over the weighted average remaining term of the acquired leases at each Property. As of June 30, 2004, $0.1 million was charged against rental income from operating leases in the accompanying condensed consolidated financial statements.

5.	Restricted Cash:

Restricted cash included the following at (in thousands):

	June 30, 2004	December 31, 2003
Property acquisition deposits	$25,194	$9,852
Horizon Bay tenant rent support	13,642	—
FF&E reserves	5,957	3,229
Lender escrow reserves	3,205	—
Other	111	1,731

	$48,109	$14,812

6.	Accounts and Other Receivables:

Accounts and other receivables included the following at (in thousands):

	June 30, 2004	December 31, 2003
Rental revenues receivable	$16,844	$11,215
Other receivables	1,787	1,008

	18,631	12,223
Allowance for doubtful accounts	(1,250)	—

	$17,381	$12,223

At June 30, 2004 and December 31, 2003, past due rents aggregated $8.1 million and $4.3 million, respectively.

7.	Deferred Costs:

Deferred costs included the following at (in thousands):

	June 30, 2004	December 31, 2003
Financing costs	$15,875	$8,815
Leasing commissions	49	—

	15,924	8,815
Less accumulated amortization	(3,408)	(1,429)

	$12,516	$7,386

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

8.	Other Assets:

Other assets at June 30, 2004 and December 31, 2003, were $32.1 million and $13.8 million, respectively, and consisted of miscellaneous prepaid expenses and acquisition costs that will be capitalized upon the purchase of Properties to land, building, equipment, lease intangible costs or investment in direct financing leases.

9.	Indebtedness:

Mortgages Payable –Mortgages payable, the related terms and the net book value (“NBV”) of the associated collateral at June 30, 2004, consisted of the following at (in thousands):

	June 30, 2004	December 31, 2003	Effective Interest Rate at June 30, 2004	NBV of Collateral
Twelve mortgages payable, interest only
payments at the 3 to 9 month Fannie Mae
Discount MBS rate plus 0.9% to 1.04%,
maturing between October 2005 and April 2008	$192,680	$—	2.28% to 2.38%	$ 397,863
Seven mortgages payable, interest only
payments through December 2004 at 30-day
LIBOR plus 2.6% to 3.0% with principal and
interest payments thereafter until maturity
in November 2006	45,000	45,000	3.70% to 4.10%	80,049
Mortgage payable, interest only payments at
a 30-day commercial paper rate plus 3.15%,
maturing March 2007	20,400	—	4.47%	49,653
Mortgage payable, interest only payments at
a 30-day commercial paper rate plus 1.82%,
maturing May 2007	23,520	23,520	3.19%	57,248
Mortgage payable, principal and interest
payments at 90-day LIBOR plus 3.90% (minimum
6.50%), maturing August 2007	10,712	10,811	6.50%	18,891
Fixed rate mortgage payable, principal and
interest, maturing April 2008	32,866	—	8.17%	60,974
Four mortgages payable, interest only
payments at 30-day LIBOR plus 3.70% (minimum
5.95%) through either July 2004 or January
2005 and principal and interest payments
thereafter until maturity in June 2008	48,740	—	5.95%	76,334
Fixed rate mortgage payable, principal and
interest, maturing October 2008	20,118	20,332	7.83%	26,255

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

9.     Indebtedness – Continued:

	June 30, 2004	December 31, 2003	Effective Interest Rate at June 30, 2004	NBV of Collateral
Fixed rate mortgage payable, interest only
through October 2004 and principal and
interest payments thereafter until maturity
in October 2008	$14,900	—	5.15%	$20,747
Three fixed rate mortgages payable, interest
only through January 2005 and principal and
interest payments thereafter until maturity
in January 2009 (1)	60,000	—	5.38%	207,710
Fourteen fixed rate mortgages payable,
interest only through December 2005 and
principal and interest payments thereafter
until maturity in September 2010 (2)	92,500	92,500	6.09%	204,310
Twelve fixed rate mortgages payable,
interest only through February 2006 and
principal and interest payments thereafter
until maturity in February 2011	74,645	—	5.96%	149,126
Two fixed rate mortgages payable, principal
and interest, maturing September 2012	49,665	50,114	5.79%	73,742
Ten fixed rate mortgages payable, principal
and interest , maturing between August 2008
and February 2013	69,259	—	5.09% to 8.35%	125,981

Two fixed rate mortgages payable, principal
and interest, maturing March 2038 and November 2038	7,108	7,127	8.25% and 8.38%	8,736
Three fixed rate mortgages payable, repaid
in full in January 2004	—	25,652	N/A	—

	$762,113	$275,056		$1,557,619

(1)	Each mortgage loan contains an extended funding option through January 2005 to an aggregate maximum of $130 million. Upon final funding, the loans will bear interest at a blended rate of 5.79%.

(2)	Each bearing interest at a current rate of 5.38% with rates increasing annually to a maximum of 7.16%.

Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

The carrying value of the mortgages payable approximated fair value at June 30, 2004.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

9.	Indebtedness – Continued:

The following is a schedule of maturities for mortgage notes payable at June 30, 2004 (in thousands):

2004	$2,095
2005	116,612
2006	52,034
2007	62,961
2008	183,880
2009 and thereafter	344,531

$762,113

Bonds Payable – During the six months ended June 30, 2004, the tenant of the Company’s two CCRCs retired $3.1 million of existing bonds and issued $6.3 million of new bonds to new residents on the Company’s behalf. At June 30, 2004, approximately $93.3 million was outstanding in bonds payable.

Line of Credit – The Company has a revolving line of credit (the “Revolving LOC”) that it may use to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million for a two-year period expiring March 16, 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company’s aggregate amount of debt outstanding in relation to the Company’s total assets until maturity (3.65% at June 30, 2004), and is collateralized by Properties with a carrying value of approximately $120.2 million. The Revolving LOC contains provisions that allow the facility to be increased up to $125.0 million upon the Company pledging additional Properties as collateral. This facility has financial covenants, including maintaining a minimum net worth and minimum collateral value. At June 30, 2004, $20.0 million was outstanding under the Revolving LOC.

As of May 1, 2004, the Company elected to terminate a $50.0 million credit facility.

Construction Loans Payable– Construction loans payable consisted of the following at (in thousands):

	Total Facility	June 30, 2004	December 31, 2003
Five construction loans payable, each bearing interest at 30-day
LIBOR plus 2.25% to 2.75% basis points, (3.51% at June 30, 2004),
with monthly interest only payments, maturing November 2006	$83,100	$25,702	$6,766
Construction loan payable bearing interest at the lender's base rate, as defined, plus 2.25% with a minimum rate of 6.50% (6.50% at June
30, 2004), with monthly interest only payments, maturing December 2007	48,000	20,830	636

	$131,100	$46,532	$7,402

Interest and loan cost amortization expense was $11.6 million and $19.5 million for the quarter and six months ended June 30, 2004, respectively, including $0.2 million and $1.1 million, respectively, of loan costs written off related to the early termination of debt. Interest and loan cost amortization expense was $1.9 million and $2.7 million for the quarter and six months ended June 30, 2003, respectively. For the six months ended June 30, 2004, interest of $0.2 million was capitalized to construction in progress.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

10.	Intangible Lease Liability:

Intangible lease liability at June 30, 2004, was $2.0 million consisting of the unamortized carrying value of below market rate leases associated with Properties acquired. As of June 30, 2004, $0.1 million was accreted to rental income from operating leases in the accompanying condensed consolidated financial statements. There was no intangible lease liability at December 31, 2003.

11.	Commitments and Contingencies:

The following table presents the Company’s commitments, contingencies and guarantees by expiration period as of June 30, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory	$2,408	$—	$—	$—	$2,408
note of unconsolidated subsidiary (1)
Earnout provisions (2)	26,729	2,000	—	—	28,729
Capital improvements to investment
Properties	14,776	67,898	27,170	—	109,844
Pending investments (3)	60,958	—	—	—	60,958

	$104,871	$69,898	$27,170	$—	$201,939

(1)

In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of June 30, 2004, the unsecured promissory note had an outstanding balance of approximately $14.5 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

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

(3)	As of June 30, 2004, the Company had commitments to acquire three Seniors’ Housing Properties subject to the fulfillment of certain conditions.

On February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, its Advisor and two operators that manage certain Properties owned by the Company that are located in California. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. The Company and the Advisor were made parties to the litigation by receipt of service of process on April 27, 2004, and in May 2004, the Company submitted a written response to the plaintiffs. Although management is not able to predict the outcome, management has been advised by legal counsel that the plaintiffs are likely to dismiss the Company and the Advisor from the lawsuit because the Company and the Advisor did not enter into any resident contracts with plaintiffs. Rather, the Company is merely the owner of the real estate, and not the operator of the retirement Properties.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

11.	Commitments and Contingencies – Continued:

From time to time, the Company is exposed to litigation arising from an unidentified preacquisition contingency or from the operations of its business. At this time, management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

12.	Redemption of Shares:

During the six months ended June 30, 2004 and 2003, 149,702 and 43,684 shares, respectively, of common stock were redeemed for $1.4 million and $0.4 million, respectively, and retired from shares outstanding of common stock. The Company amended its redemption plan in the second quarter of 2004 to change its redemption price from $9.20 per share to $9.50 per share.

13.	Distributions:

For the six months ended June 30, 2004, approximately 57% of the distributions paid to stockholders were considered ordinary income and approximately 43% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2004, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization for tax purposes of distributions declared for the six months ended June 30, 2004, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2004.

During the six months ended June 30, 2004, $4.2 million, or 6%, of distributions paid to stockholders was supported by cash generated from prior period operating activities and borrowings on the Revolving LOC.

14.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of the Company’s assets.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

14.	Related Party Arrangements – Continued:

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarters and six months ended June 30, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Acquisition fees (1):
Acquisition fees from offering proceeds	$ 9,864	$10,469	$31,730	$17,825
Acquisition fees from debt proceeds	3,791	—	25,103	2,999

	13,655	10,469	56,833	20,824
Asset management fees (2)	3,243	951	5,507	1,505
Reimbursable expenses (3):
Acquisition expenses	98	21	233	48
General and administrative expenses	1,247	223	2,307	554

	1,345	244	2,540	602

	$18,243	$11,664	$64,880	$22,931

(1)

Acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4.5% of gross offering and loan proceeds under the Prior Offerings), excluding that portion of the permanent financing used to finance Secured Equipment Leases. These fees are included in other assets in the accompanying balance sheets prior to being allocated to individual Properties or intangible lease costs.

If there is a listing of the Company’s common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 4.0% of amounts outstanding on the line of credit, if any, at the time of listing. In addition, certain other fees payable to the Advisor upon listing, orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders’ invested capital plus the payment of a cumulative, noncompounded annual 8% return on stockholders’ invested capital.

(2)	Asset management fee of 0.05% of the Company’s real estate asset value, as defined, and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)

Reimbursement of administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the “Expense Year”) the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). Operating expenses for the Expense Years ended June 30, 2004 and 2003, did not exceed the Expense Cap.

CNL Securities Corp. received fees based on the amounts raised from the Company’s offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering. The majority of these fees were re-allowed to other broker dealers. Affiliates of the Advisor are reimbursed for certain offering expenses incurred on behalf of the Company. Offering expenses incurred by the Advisor and its affiliates on behalf of the Company, together with selling commissions, the marketing support fee and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the offerings.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

14.	Related Party Arrangements – Continued:

During the six months ended June 30, 2004 and 2003, the Company incurred the following fees and costs (in thousands):

	Six Months Ended June 30,
	2004	2003
Selling commissions	$52,128	$29,739
Marketing support fee	3,741	1,983
Offering and due diligence costs	13,209	6,736

	$69,078	$38,458

Amounts due to related parties consisted of the following at (in thousands):

	June 30, 2004	December 31, 2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$ —	$ 372
Accounting and administrative services	104	304
Acquisition fees and expenses	743	815

	847	1,491

Due to CNL Securities Corp.:
Selling commissions	455	1,366
Marketing support fees and due diligence expense
reimbursements	144	91
Soliciting dealer servicing fee	—	310

	599	1,767

	$1,446	$3,258

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). In March 2004, CCM made the arrangements for the $20.4 million commercial paper loan described in Note 9. CCM was paid a $0.2 million structuring fee, which is included in the Company’s deferred costs as of June 30, 2004, and is being amortized over the term of the loan. In addition, the monthly interest payment due under this loan and a $23.5 million commercial paper loan described in Note 9 include a margin of 40 and 30 basis points, respectively, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. During the six months ended June 30, 2004, $35,500 was paid to CCM related to these services.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were $31.2 million and $15.8 million at June 30, 2004 and December 31, 2003, respectively.

The Company owns a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the six months ended June 30, 2004 and 2003, the partnership distributed $49,505 and $53,465, respectively to the Company.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

14.	Related Party Arrangements – Continued:

The Company's chairman of the board indirectly owns a 30% voting membership interest in a limited liability company which is affiliated with ten of the Company’s tenants (“HRA Affiliated Companies”) that leased 74 of the Company’s 166 Properties as of June 30, 2004. Each of the HRA Affiliated Companies is a thinly capitalized corporation that rely on the cash flow generated from the Properties or operator guarantees to fund rent obligations under its leases. The HRA Affiliated Companies contributed 33% and 37% of total rental income from operating leases and earned income from direct financing leases for the six months ended June 30, 2004 and 2003, respectively (30% and 34% for the quarters ended June 30, 2004 and 2003, respectively). The Company had past due rents aggregating $8.1 million and $4.3 million, including $5.3 million and $2.1 million from HRA Affiliated Companies, as of June 30, 2004 and December 31, 2003, respectively.

15.	Concentration of Credit Risk:

At June 30, 2004, the Company leased its 144 Seniors’ Housing facilities to 18 tenants, two of which individually contributed more than 10% (an aggregate of 31.9%) of the Company’s total rental income from operating leases and earned income from direct financing leases for the six months ended June 30, 2004. At June 30, 2004, the Company’s 22 Medical Office Buildings were leased to approximately 340 tenants.

At June 30, 2004, 92 of the 144 Seniors’ Housing facilities were operated by Sunrise Senior Living Services, Inc. (“Sunrise”), a wholly owned subsidiary of Sunrise Senior Living, Inc. Additionally, seven Properties as of June 30, 2004, are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Upon completion of each development, each Seniors’ Housing facility will be operated by Sunrise. Five additional operators manage the remaining 45 Seniors’ Housing facilities, and there are 11 third-party property managers for the 22 Medical Office Buildings.

To mitigate credit risk, certain Seniors’ Housing leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of June 30, 2004, the Company had $24.4 million in security deposits and rental support related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation (“ARC”), ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors’ Housing facilities that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants’obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date. As of June 30, 2004, one of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenant’s rent obligations related to three additional Seniors’ Housing facilities under development until such time as the operating performance of the Properties achieves predetermined rent coverage thresholds.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

15.	Concentration of Credit Risk – Continued:

The Company had the following additional limited guarantees as of June 30, 2004 (in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance
Sunrise	1	April 2000	$ 2,770	$2,106	$ 664
Marriott International	5	May 2002	5,880	5,267	613
Sunrise/cash reserves	22	November 2003	10,500	5,786	4,714

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of certain lessees, their guarantors or the Sunrise, Horizon Bay or ARC brands would significantly impact the results of operations.

16.	Subsequent Events:

Property Acquisitions –On July 8, 2004, the Company acquired a parcel of land for $27.0 million in a direct financing transaction on which a Seniors’ Housing facility is being constructed by the tenant. The Company, as lessor, entered into a 10-year ground lease agreement that contains two five-year renewal options. The tenant has the option to purchase the land during the lease term for the Company’s initial investment in the Property.

In July 2004, the Company entered into a commitment to acquire ownership interests in entities that own 32 Medical Office Buildings as well as a 55% interest in a development and property management company that manages the 32 Medical Office Buildings, for an aggregate purchase price of $273.8 million. The Company expects to assume debt of $17.8 million and use available cash on hand and a $15.0 million deposit held in escrow to fund the acquisition of the ownership interests. The 32 Medical Office Buildings contain approximately 1.4 million square feet, are leased to approximately 330 tenants and are located in Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi and Texas. Subject to certain conditions, the transaction is expected to close in August 2004; however, there can be no assurance that the transaction will be consummated.

Other – During the period July 1, 2004 through August 3, 2004, the Company received subscription proceeds for an additional 2.2 million shares ($21.7 million) of common stock.

On July 1, 2004 and August 1, 2004, the Company declared distributions totaling $13.1 million and $13.2 million, respectively, or $0.0592 per share of common stock, payable by September 30, 2004, to stockholders of record on July 1, 2004 and August 1, 2004, respectively.

In July 2004, at the Company’s 2004 annual meeting, the stockholders approved a resolution to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion.

On July 30, 2004, the Company terminated a commitment to purchase a Seniors’ Housing facility for $9.3 million that was a pending investment as of June 30, 2004. Accordingly, a $4.7 million deposit was refunded from escrow.

ITEM 2.                                                                                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                                                                                                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our continuing focus during 2004 is the acquisition of Properties using the proceeds received from our public offerings and the management of our existing portfolio of Properties. During the six months ended June 30, 2004, we received gross offering proceeds of $709.9 million and invested $893.5 million in 47 Properties. In April 2004, we acquired 22 Medical Office Buildings for an aggregate purchase price of $256.5 million. During the six month period ended June 30, 2004, we also acquired 25 Seniors’ Housing Properties consisting primarily of assisted living and independent living facilities, obtained or assumed $513.9 million of permanent financing and drew $39.1 million under our construction loan facilities.

        As of June 30, 2004, we held real estate assets located in 30 states consisting of (dollars in thousands):

	Number of Properties	Investment at June 30, 2004
Seniors' Housing facilities:
Operating	136	$2,094,190
Under development	8	109,695
Medical Office Buildings	22	250,392

	166	$2,454,277

Liquidity and Capital Resources

        We primarily use the capital raised to acquire or develop Properties. We may also provide Mortgage Loans to operators of Seniors’ Housing or other health care-related facilities, however, we have not entered into any Mortgage Loans as of June 30, 2004. We rely on the sale of our common stock to fund a significant portion of our Property acquisitions and other permitted investments. We also obtain funds through borrowings under permanent or construction financing, operating activities and draws on our revolving line of credit. We are required to distribute at least 90% of our taxable income to stockholders in order to maintain our REIT qualifications.

Common Stock Offerings

        As of June 30, 2004, we have made five best efforts public offerings and received aggregate subscriptions of $2.2 billion (representing 218.3 million shares). Our fourth offering (the “2003 Offering”) closed in May 2004. Our fifth public offering of up to 400 million shares of common stock (approximately $4.0 billion) (the “2004 Offering”) commenced in May 2004.

        In July 2004, at our 2004 annual meeting, the stockholders approved a resolution to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion.

        The price per share of all of our equity offerings has been $10 per share. Selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses will not exceed 13%.

        During the six months ended June 30, 2004, net proceeds received, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and offering expenses, totaled approximately $640.8 million.

        The following table summarizes our equity and debt proceeds, investment activity and cash available for investment from inception through June 30, 2004 (dollars in thousands):

Sources of equity and debt proceeds:
Net proceeds from offerings	$1,993,912
Proceeds from permanent financing (1)	358,465
Proceeds from construction financing	46,532
Advances on line of credit	79,470
Proceeds from life care bonds issued (1)	14,476

Total sources of equity and debt proceeds	2,492,855

Uses of equity and debt proceeds:
Investment in 166 Properties (1)	1,847,271
Payment of acquisition fees and costs	133,697
Payment of loan costs	18,869
Deposits on pending acquisitions	25,194
Escrow and other cash reserves	9,273
Repayment of permanent financing	40,894
Repayment of line of credit	59,470
Retirement of life care bonds	9,686
Stock redemptions	2,252
Advances under line of credit for general corporate
purposes	2,647

Total uses of equity and debt proceeds	2,149,253

Cash available for investment, June 30, 2004	$ 343,602

(1) Excludes amount for assumed mortgage loans of $431,468 and life care bonds of $88,511

        During the period July 1, 2004 through August 3, 2004, we received additional net offering proceeds of approximately $21.7 million, paid acquisition fees and costs of approximately $0.9 million and acquired one Property for $27.0 million, leaving approximately $337.4 million for investment in Properties, Mortgage Loans and other permitted investments.

        We expect to use uninvested cash, plus additional net offering proceeds from the sale of shares to purchase additional Properties, and to a lesser extent, to invest in other permitted investments. We also intend to obtain additional borrowings to acquire assets and to pay certain related fees. The number of Properties to be acquired and Mortgage Loans and other permitted investments in which we may invest will depend upon the amount of net offering proceeds and loan proceeds available to us.

        We believe that the net proceeds received from the 2004 Offering and any subsequent offerings will enable us to continue to grow and take advantage of acquisition opportunities until such time, if any, that our shares are listed on a national securities exchange or over-the-counter market. Under our Amended Restated Articles of Incorporation, if we do not list our shares on a national securities exchange or over-the-counter market by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.

Redemptions

        We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. During the six months ended June 30, 2004, 149,702 shares were redeemed for a total of $1.4 million and retired. In the second quarter 2004, we amended our redemption plan to change its redemption price from $9.20 per share to $9.50 per share.

Property Acquisitions

        During the six months ended June 30, 2004, we invested $893.5 million in 47 Properties. The Properties acquired were 25 assisted living and independent living facilities, including three facilities in various stages of development, and 22 Medical Office Buildings containing approximately 1.3 million square feet. At June 30, 2004, our investment portfolio consisted of 144 Seniors’ Housing Properties located in 30 states and 22 Medical Office Buildings located in seven states, with an aggregate investment value of approximately $2.5 billion. With the exception of one Seniors’ Housing Property under development, we, as lessor, have entered into long-term, triple-net lease agreements relating to the Seniors’ Housing Properties and shorter-term, gross lease agreements relating to the 22 Medical Office Buildings.

        The 47 Properties acquired during the six months ended June 30, 2004 are subject to operating leases. Operating leases related to Seniors’ Housing generally provide for initial terms of 15 years with options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. In addition to minimum annual base rent, substantially all of the Seniors’ Housing leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreement, are achieved. The leases also provide for the tenant to fund, in addition to minimum rent payments, a furniture, fixture and equipment (“FF&E”) reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. The Medical Office Building operating leases are generally gross-basis leases that have initial terms of 5 to 10 years, provide for minimum rent and are generally subject to renewal options. In addition, we recover a portion of the Medical Office Building operating expenses from the tenants, as specified in the lease agreements. Substantially all Property leases require minimum annual base rent to be paid in monthly installments and to increase at predetermined intervals (typically on an annual basis) during the terms of the leases.

        In accordance with SFAS 141, we allocate the value associated with having in-place operating leases at the date of acquisition to an intangible lease asset or liability considering factors associated with lease origination costs, customer relationships and above or below market leases. During the six months ended June 30, 2004, we allocated $38.5 million of acquired real estate value to in-place lease origination costs and customer relationships, which are amortized over the weighted average term of the leases acquired with each Property. In addition, we allocated $1.8 million to an intangible lease asset related to above market lease values and $2.1 million to an intangible lease liability related to below market lease values. These components are amortized to rental income from operating leases over the weighted average remaining term of the leases acquired with each Property.

        In January 2004, one of our Properties that was under construction at December 31, 2003, commenced operations. In July 2004, one of our Properties that was under construction when acquired in March 2004, commenced operations.

        At June 30, 2004, our restricted cash balance included $10.2 million being held in escrow to fund the acquisition of two Properties that we had entered into initial commitments to acquire. In addition, restricted cash at June 30, 2004, included a $15.0 million refundable deposit related to 32 Medical Office Buildings that were in the preliminary stages of negotiation and due diligence at June 30, 2004. We expect to acquire these Properties by the end of the third quarter of 2004. There can be no assurance that these transactions will be consummated.

Investments Subsequent to June 30, 2004 and Pending Investments

        On July 8, 2004, we acquired a parcel of land for $27.0 million in a direct financing transaction on which a Seniors’ Housing facility is being constructed by the tenant. We, as lessor, entered into a 10-year ground lease agreement that contains two five-year renewal options. The tenant has the option to purchase the land during the lease term for our initial investment in the Property.

        In July 2004, we entered into an initial commitment to acquire ownership interests in entities that own 32 Medical Office Buildings as well as a 55% interest in a development and property management company that manages the 32 Medical Office Buildings for an aggregate purchase price of $273.8 million. On July 9, 2004, our $15.0 million deposit held in escrow became non-refundable. We expect to assume debt of $17.8 million and use available cash on hand and funds held in escrow to fund the acquisition. The Properties contain approximately 1.4 million square feet, are leased to approximately 330 tenants and are located in Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Mississippi and Texas. Subject to certain conditions, the transaction is expected to close in August 2004; however, there can be no assurance that the transaction will be consummated.

        As of August 3, 2004, we had a commitment to acquire an additional Seniors’ Housing facility for $24.7 million, subject to the fulfillment of certain conditions. It is expected that Horizon Bay Management, L.L.C. will operate the proposed retirement facility. There can be no assurance that this transaction will be consummated.

Segments

        We manage our operations in one business segment: the ownership and leasing of health care-related real estate.

Borrowings

        Line of Credit. We have an $85.0 million revolving line of credit that may be amended to allow the line of credit to be increased up to $125.0 million. Eleven Properties with an aggregate real estate value of $120.2 million collateralize the $85.0 million revolving line of credit; however, the collateral provided by these 11 Properties only allows us to draw up to $71.4 million. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates until maturity (3.65% at June 30, 2004), depending on our aggregate amount of debt outstanding in relation to our total assets. The line has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. We may use the revolving line of credit to fund acquisitions, pay fees, make distributions and fund working capital for general business purposes. Periodically, we expect to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. As of June 30, 2004, we had an outstanding balance of $20.0 million on the line of credit which matures in March 2005.

        As of May 1, 2004, we elected to terminate a $50.0 million credit facility.

        Permanent Financing. During the six months ended June 30, 2004, we obtained $513.9 million in permanent financing by assuming existing debt on various Properties acquired and by encumbering certain existing Properties with new debt. In addition, we extinguished $25.6 million in variable rate debt using proceeds from new permanent financing. As of June 30, 2004, our aggregate permanent financing was $762.1 million and was collateralized by Properties with an aggregate net book value of $1.6 billion. We have approximately $2.1 million in principal amortization due during the remainder of 2004.

        Approximately 45% of our mortgage notes payable at June 30, 2004, were subject to variable interest rates that are adjustable monthly or quarterly. Fixed interest rates range from 5.09% to 8.375% with a weighted average rate of 6.04%. Certain fixed rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may preclude repayment of the loans prior to their maturity dates. Substantially all of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties. Certain loans contain extension options with terms similar to the initial loan terms. In addition, certain loans contain provisions that allow us to convert variable interest rates to fixed interest rates based on US Treasury rates plus a premium at the time the conversion option is exercised.

        During the six months ended June 30 2004, we incurred $10.0 million in loan costs in connection with the placement and assumption of permanent financing facilities.

        The table below summarizes permanent financing that we obtained during the six months ended June 30, 2004 (dollars in thousands):

Funded or Assumed
Date	Amount	Maturity Date	Interest Rate
Fixed Rate Debt:
January and April 2004 (1)	$ 60,000	January 2009	5.38%
January 2004	74,645	February 2011	5.96%
February 2004	33,139	April 2008	8.17%
April 2004	84,247	August 2008 – February 2013	5.09% – 8.35%

	252,031
Variable Rate Debt:
February 2004	48,740	June 2008	30-day LIBOR plus 3.70%; 5.95% floor
February 2004	192,680	October 2005–	Fannie Mae Discount MBS rate plus .90%
		April 2008	to 1.04%
March 2004	20,400	March 2007	30-day commercial paper rate plus 3.15%
	261,820
	$ 513,851

(1)

Debt contains delayed funding options to a maximum of $130 million. In January 2004, we drew $30 million bearing interest at 5.25% and in April 2004, we drew an additional $30 million bearing interest at 5.50%. We are required to draw the remaining $70 million bearing interest at 6.15% by January 2005. Upon final funding, the debt will bear interest at a blended interest rate of 5.79%.

        Construction Financing. During the six months ended June 30, 2004, we drew $39.1 million under construction loans related to certain Properties under various stages of development. Total construction loans outstanding at June 30, 2004, were $46.5 million, and total liquidity remaining was $84.6 million. The loans are variable interest rate loans and mature from November 2006 to December 2007. We anticipate that we will obtain permanent financing or use proceeds from our offerings to pay the construction loans as they become due.

        Bonds Payable. We have non-interest bearing life care bonds payable to certain residents of our two CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident’s estate upon the resident’s death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the six months ended June 30, 2004, we issued new bonds to new residents of these retirement facilities totaling $6.3 million, and used the proceeds from the new bonds to retire $3.1 million of the existing bonds. As of June 30, 2004, the bonds payable had an outstanding balance of $93.3 million.

Contractual Obligations and Commitments

        The following table presents our contractual cash obligations and related payment periods as of June 30, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$ 5,208	$213,937	$257,207	$285,761	$762,113
Revolving line of credit	20,000	—	—	—	20,000
Bonds payable (1)	—	—	—	93,301	93,301
Construction loans payable	—	25,702	20,830	—	46,532
Security deposits and rent support	—	—	—	24,355	24,355

	$ 25,208	$239,639	$278,037	$403,417	$946,301

(1)

  It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

        The following table presents our commitments, contingencies and guarantees and related expiration periods as of June 30, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory	$ 2,408	$ —	$ —	$ —	$ 2,408
note of unconsolidated
subsidiary (1)
Earnout provisions (2)	26,729	2,000	—	—	28,729
Capital improvements to
investment Properties	14,776	67,898	27,170	—	109,844
Pending investments (3)	60,958	—	—	—	60,958

	$104,781	$69,898	$27,170	$ —	$201,939

(1)

In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of June 30, 2004, the unsecured promissory note has an outstanding balance of $14.5 million. We have not been required to fund any amounts under this guarantee. In the event we are required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

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

(3)

As of June 30, 2004, we had commitments to acquire three Seniors’ Housing Properties, subject to the fulfillment of certain conditions. On July 30, 2004, we terminated a $9.3 million commitment to purchase one of the pending Properties. Accordingly, a $4.7 million deposit was refunded from escrow.

Market Risk

        See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

        Until Properties are acquired or developed or Mortgage Loans are entered into, we may accumulate significant amounts of cash from offering proceeds or permanent financings. The net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Mortgage Loans and take advantage of favorable capital market conditions. At June 30, 2004, we had $346.3 million invested in short-term investments as compared to $167.1 million at December 31, 2003. The increase was primarily attributable to offering proceeds received from the sale of shares of common stock and placement of permanent financing during the six months ended June 30, 2004, offset by cash used to purchase 47 Properties.

Accounts and Other Receivables

        Our accounts and other receivables balance increased from $12.2 million at December 31, 2003 to $17.4 million as of June 30, 2004. The increase was primarily due to an increase in rental revenues receivable from $11.2 million at December 31, 2003 to $16.8 million at June 30, 2004, offset by a $1.3 million reserve for doubtful accounts. We have experienced delays in receiving current rent amounts due on certain Properties as a result of several tenants experiencing higher than expected property operating expenses. These tenants are thinly capitalized and rely on the cash flow generated from the Properties to fund rent obligations under their leases. Four of the HRA Affiliated Companies have past due amounts aggregating $5.3 million at June 30, 2004. We have been and will continue to work with these tenants and the operators of the respective Properties to implement a plan to increase operating efficiencies that will reduce property operating expenses so that cash flow generated from the Properties in the coming year will be sufficient to fund current and past due rent obligations under the leases.

Distributions

        During the six months ended June 30, 2004 and 2003, we generated cash from operations of $62.0 million and $17.9 million, respectively, which included the draw on operator rent guarantees of $8.3 million and $2.3 million, respectively, and unrestricted security deposits received from tenants of $2.8 million and $2.2 million during such periods. We declared and paid distributions to our stockholders of $66.2 million and $20.7 million during the six months ended June 30, 2004 and 2003, respectively. In addition, on July 1 and August 1, 2004, we declared distributions to stockholders of record on July 1 and August 1, 2004, of $0.0592 per share of common stock. These distributions are payable by September 30, 2004.

        During the six months ended June 30, 2004, $4.2 million, or 6%, of distributions paid to stockholders was supported by cash generated from prior period operating activities and borrowings on our revolving line of credit. Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes. During the six months ended June 30, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred primarily because of a build up in accounts receivable due to several of our tenants experiencing higher than expected property operating expenses. In addition, our acquisition strategy has focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies as we invest the proceeds received from the sale of shares of common stock. As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments at lower returns prior to making these purchases. We expect to continue a large portfolio investment strategy during 2004, and may continue to borrow funds from the revolving line of credit to make distributions to stockholders.

        For the six months ended June 30, 2004 and 2003, approximately 57% and 84%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 43% and 16%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2004 and 2003, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital. We intend to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Liquidity Requirements

        We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders. To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we have used and will continue to use borrowings under our revolving line of credit. We expect to meet our other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and other permitted investments, with proceeds from our offerings, advances under our revolving line of credit and permanent financing. We expect to meet our long-term liquidity requirements through short- or long-term, unsecured or secured debt financing or equity financing.

        Seniors’ Housing facilities are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, these tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, we may make fixed asset expenditures, in which case the annual minimum rent will be increased. We believe that current tenant reserves are sufficient to meet foreseen FF&E repairs. Medical Office Buildings are generally leased on a gross basis, whereby we are responsible for property operating expenses not recoverable under the leases.

        We believe that our Properties are adequately covered by insurance. We require our tenants to carry insurance on our Properties as required under their leases. However, we have obtained contingent liability and property coverage to reduce our exposure in the event a tenant’s insurance policy lapses or is insufficient to cover a claim relating to the Property.

        From time to time, we are exposed to litigation arising from an unidentified pre-acquisition contingency or from the operations of our business. In February 2004, we, our Advisor and two operators that manage Properties located in California were named in a complaint with respect to certain fees and deposits collected by operators from residents of the Properties, as described in Part II, Item 1.

Results of Operations

Comparison of the quarters and six months ended June 30, 2004 to the six months ended June 30, 2003.

        Net income for the six months ended June 30, 2004 totaled $57.5 million or $0.28 per share of common stock. This compares to net earnings of $21.4 million or $0.35 per share of common stock for the six months ended June 30, 2003. Net income for the quarters ended June 30, 2004 and 2003 was $29.7 million or $0.14 per share, and $12.9 million or $0.18 per share, respectively. The decrease in net income per share is due to the increase in uninvested capital in 2004 compared to 2003.

        At June 30, 2004, we owned 166 Properties, including 47 Properties that were acquired in 2004, compared to owning 54 Properties at June 30, 2003. As a result in the increase in the number and value of owned Properties, we earned rental and earned income from our leases of $111.2 million for the six months ended June 30, 2004 compared to $32.2 million for the six months ended June 30, 2003 ($61.8 million and $20.4 million for the quarters ended June 30, 2004 and 2003, respectively). We also earned $2.3 million and $0.9 million in FF&E reserve income during the six months ended June 30, 2004 and 2003, respectively. Since 47 Properties were owned for only a portion of 2004 and we expect to acquire additional Properties during 2004, results of operations are not expected to be indicative of future periods. Rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

        With the acquisition of the 22 Medical Office Buildings in April 2004, we earned $0.7 million in tenant expense reimbursement revenue, representing contractual recoveries from tenants of 41% of our Medical Office Building operating expenses.

        During the six months ended June 30, 2004 and 2003, we also earned $1.5 million and $0.6 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments ($0.9 million and $0.2 million was earned during the quarters ended June 30, 2004 and 2003, respectively). The increase in interest income is due to an increase in the average amount invested in short-term investments during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. As net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of our total revenues earned from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease. Included in interest and other income for the six months ended June 30, 2003 was $0.1 million in interest income related to accounts and other receivables.

        Interest and loan cost amortization expense was $19.5 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively ($11.6 million and $1.9 million for the quarters ended June 30, 2004 and 2003, respectively). The increase was a result of us increasing the average amount of debt outstanding from $90.6 million for the six months ended June 30, 2003, to $630.8 million for the six months ended June 30, 2004, as well as an increase in the weighted average interest rate resulting from an increase in the ratio of fixed rate debt to total debt. The weighted average interest rate increased from 4.9% for the six months ended June 30, 2003, to 5.2% for the six months ended June 30, 2004, as a result of an increase in the ratio of fixed rate debt to total debt in a low interest rate economy. In addition, we wrote off $1.1 million in loan costs during the six months ended June 30, 2004 as a result of the early extinguishment of debt.

        General and administrative expenses and asset management fees were $10.9 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively, representing 9.4% and 11.0% of net revenues, respectively ($6.3 million and $2.5 million for the quarters ended June 30, 2004 and 2003, respectively). The increase in expenses is directly related to the increased number and value of owned Properties. The dollar amount of general and administrative expenses and asset management fees is expected to increase as we acquire additional Properties and invest in Mortgage Loans; however, expenses as a percentage of net revenues are expected to decrease.

        Total property-related operating expenses for the six months ended June 30, 2004 and 2003, were $2.2 million and $19,000, respectively ($1.9 million and $7,000 for the quarter ended June 30, 2004 and 2003, respectively). The increase was primarily due to the acquisition of 22 Medical Office Buildings in April 2004, where we are generally responsible for property operating expenses, however, under the terms of the leases, we recover a portion of the expenses from the tenants. Property operating expenses related to Medical Office Buildings were $1.8 million for the quarter and six months ended June 30, 2004. Property expenses related to Seniors’ Housing facilities increased proportionately to the increase in the number of Seniors’ Housing facilities owned during the respective quarters and six months ended June 30, 2004 and 2003.

        During the six months ended June 30, 2004, we recognized a provision for loss of $1.3 million related to doubtful accounts receivable as discussed in the “Accounts and Other Receivables” section above.

        Depreciation and amortization expense was $24.4 million for the six months ended June 30, 2004, compared to $5.8 million for the six months ended June 30, 2003 ($14.8 million and $3.8 million for the quarters ended June 30, 2004 and 2003, respectively), as a result of us owning 90 additional operating Properties subject to operating leases during 2004.

        The following unaudited condensed pro forma information assumes that the Properties acquired as of June 30, 2004, were owned on January 1, 2003. Additionally, it assumes that the effect of the sale of our common stock and assumption or issuance of mortgage debt had occurred on January 1, 2003 (in thousands, except per share data):

	Six Months Ended June 30,
	2004	2003
Revenues	$133,089	$132,727
Expenses	74,418	70,840
Net income	58,718	61,906
Basic and diluted income per share	$ 0.30	$ 0.36
Weighted average number of common shares
outstanding - basic and diluted	197,754	172,703

        At June 30, 2004, we leased our 144 Seniors’ Housing facilites to 18 tenants, two of which individually contributed more than 10% (an aggregate of 31.9%) of our total rental income from operating leases and earned income from direct financing leases for the six months ended June 30, 2004. At June 30, 2004, our 22 Medical Office Buildings were leased to approximately 340 tenants.

        The Advisor’s parent company is affiliated with the HRA Affiliated Companies that leased 74 of our 166 Properties as of June 30, 2004. The HRA Affiliated Companies contributed 33% of total rental income from operating leases and earned income from direct financing leases for the six months ended June 30, 2004. Each of the HRA Affiliated Companies is a thinly capitalized corporation that is affiliated with HRA Holdings, LLC (“HRA”). Our other tenants include subsidiaries or affiliates of: American Retirement Corporation (“ARC”); Erickson Retirement Communities, LLC; Greenwalt Corporation; Horizon Bay Management, LLC (“Horizon Bay”); Prime Care Properties, LLC; Summit Companies, Incorporated; Solomon Senior Living Holdings, LLC; and Sunrise Senior Living Services, Inc. (“Sunrise”).

        The following table summarizes information about our operator concentration based on annualized rental revenue as of June 30, 2004 (dollars in thousands):

	Number of Facilities	Annualized Revenue (1)	Percent of Revenue
Seniors' Housing:
Sunrise Senior Living Services, Inc.	99	$103,730	44%
Horizon Bay Management, LLC	19	41,626	18%
American Retirement Corporation	8	17,589	7%
Harbor Assisted Living, LLC (affiliate of Advisor)	9	28,869	12%
Erickson Retirement Communities, LLC	4	11,613	5%
CateredLife Communities, Inc.	5	3,838	2%

	144	207,265	88%

Medical Office Buildings:
Eleven third-party managers	22	27,968	12%

	166	$235,233	100%

(1)	For operating leases, reflects annual base rents and for direct financing leases, reflects annual interest earned, straight-lined over the term of the leases.

        To mitigate credit risk, certain Seniors’ Housing leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, we may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of June 30, 2004, we had $24.4 million in security deposits and rent support related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

        In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

        In connection with the purchase of five Seniors’ Housing facilities that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants’ obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date. As of June 30, 2004, one of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenant’s rent obligations related to three additional Seniors’ Housing facilities under development until such time the operating performance of the Properties achieves predetermined rent coverage thresholds. We had the following additional limited guarantees as of June 30, 2004 (dollars in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance
Sunrise	1	April 2000	$ 2,770	$2,106	$ 664
Marriott International	5	May 2002	5,880	5,267	613
Sunrise/cash reserves	22	November 2003	10,500	5,786	4,714

        Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of certain lesses, their guarantors or the Sunrise, ARC or Horizon Bay brands would significantly impact the results of our operations.

Funds from Operations

        We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net income determined in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the six months ended June 30, 2004 and 2003, net income included $17.8 million and $3.3 million, respectively, of these amounts.) We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

        The following is a reconciliation of net income to FFO (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$29,691	$12,913	$57,492	$21,417
Adjustments:
Effect of unconsolidated subsidiary	2	65	4	129
Depreciation of real estate assets	12,926	3,481	21,658	5,372
Amortization of lease intangibles	1,913	308	2,672	454

FFO	$44,532	$16,767	$81,826	$27,372

Other

Inflation and Trends

        Our Seniors’ Housing leases are triple-net leases and contain provisions that we believe will mitigate the effect of inflation. These provisions include clauses requiring automatic increases in base rent at specified times during the term of the lease (generally on an annual basis) and the payment of contingent rent if Properties achieve specified operating thresholds (based on factors such as a percentage of gross revenue above a specified level). We have also invested in Medical Office Buildings, which typically are leased on a shorter-term, gross basis. The gross leases associated with our medical office portfolio also contain provisions that mitigate the effect of inflation, such as scheduled base rent increases during the lease terms and the reimbursement of future increases in operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount. Inflation and changing prices may have an adverse impact on the potential disposition of the Properties and on appreciation of the Properties.

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

Related Party Transactions

        Certain of our directors and officers hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of our public offerings, CNL Securities Corp. Our chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of our assets.

        We have entered into an advisory agreement with the Advisor pursuant to which the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarter and six months ended June 30, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Acquisition fees (1):
Acquisition fees from offering proceeds	$ 9,864	$10,469	$31,730	$17,825
Acquisition fees from debt proceeds	3,791	—	25,103	2,999

	13,655	10,469	56,833	20,824
Asset management fees (2)	3,243	951	5,507	1,505
Reimbursable expenses (3):
Acquisition expenses	98	21	233	48
General and administrative expenses	1,247	223	2,307	554

	1,345	244	2,540	602

	$18,243	$11,664	$64,880	$22,931

(1)

Acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.0% of gross offering proceeds under the 2004 Offering and loan proceeds from permanent financing (4.5% under the Prior Offerings gross offering proceeds and loan proceeds), excluding that portion of the permanent financing used to finance Secured Equipment Leases.

If we list our common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 4.0% of amounts outstanding on the line of credit, if any, at the time of listing.

(2)	Asset management fee of 0.05% of our real estate asset value and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)

Reimbursement of administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the advisory agreement, the Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap in any Expense Year. Operating expenses for the Expense Years ended June 30, 2004 and 2003, did not exceed the Expense Cap.

        CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering. The majority of these fees were re-allowed to other broker dealers. Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf. Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Advisor and its affiliates on our behalf will not exceed 13% of the proceeds raised in connection with the offerings.

        During the six months ended June 30, 2004 and 2003, we incurred the following fees (in thousands):

	Six Months Ended June 30,
	2004	2003
Selling commissions	$52,128	$29,739
Marketing support fee	3,741	1,983
Offering and due diligence costs	13,209	6,736

	$69,078	$38,458

        Amounts due to related parties consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$ —	$ 372
Accounting and administrative services	104	304
Acquisition fees and expenses	743	815

	847	1,491

Due to CNL Securities Corp.:
Selling commissions	$ 455	$1,366
Marketing support fees and due diligence expense
reimbursements	144	91
Soliciting dealer servicing fee	—	310

	599	1,767

	$1,446	$3,258

        We own a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the six months ended June 30, 2004, we received $49,505 in distributions from the partnership.

        CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC (“CCM”). In March 2004, CCM made the arrangements for the $20.4 million commercial paper loan described in Note 9 to the Notes to the Condensed Consolidated Financial Statements in Item 1. CCM was paid a $0.2 million structuring fee, which is included in our deferred loan costs as of June 30, 2004, and is being amortized over the term of the loan. In addition, the monthly interest payment due under this loan and the $23.5 million commercial paper loan described in Note 9 to the Notes to the Condensed Consolidated Financial Statements in Item 1 include a margin of 40 and 30 basis points, respectively, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. As of June, 2004, $35,500 was paid to CCM related to these services.

        We maintain bank accounts in a bank in which certain of our officers and directors serve as directors and are stockholders. The amount deposited with this bank was $31.2 million at June 30, 2004.

        Our chairman of the board indirectly owns a 30% voting membership interest in a limited liability company, which is affiliated with the HRA Affiliated Companies that leased 74 of our 166 Properties as of June 30, 2004. In addition, the tenant of one of our pending investments as of June 30, 2004 is an affiliate of the HRA Affiliated Companies. The HRA Affiliated Companies contributed 33% and 37% of total rental income from operating leases and earned income from direct financing leases during the six months ended June 30, 2004 and 2003, respectively (30% and 34% for the quarters ended June 30, 2004 and 2003, respectively). As of June 30, 2004, we had past due rents aggregating $8.1 million, including $5.3 million from the HRA Affiliated Companies. We expect these past due receivables to be repaid within the coming year as we work with the tenants and their operators to implement a plan to increase operating efficiencies that will reduce property expenses so that cash flow generated from the Properties will be sufficient to fund current and past due rent obligations under the leases. As of June 30, 2004, we have recorded a $1.3 million reserve for doubtful amounts.

Critical Accounting Policies

        Allocation of Purchase Price for Acquisition of Properties. We allocate the purchase costs of Properties to the tangible and intangible assets acquired and the liabilities assumed as provided by SFAS 141, “Business Combinations.” For each acquisition, we assess the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and the value of customer relationships based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

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

    Impairments. We evaluate our Properties and other long-lived assets on a quarterly basis, or upon the occurrence of significant changes in the operations, to assess whether any impairment indications are present that affect the recovery of the carrying amount of an individual asset by comparing the sum of expected undiscounted cash flows from the asset over its anticipated holding period, including the asset’s estimated residual value, to the carrying value. If impairment is indicated, a loss is provided to reduce the carrying value of the property to its estimated fair value.

        Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. We base our estimates on historical experience, projected cash flows generated from the tenants’ operations of the Properties and various other assumptions that we believe to be reasonable under the circumstances of a specific Property or portfolio of Properties. If the financial condition of any of our tenants deteriorates, resulting in the impairment of their ability to make required rent payments, additional allowances may be required.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

        Approximately 48% of our mortgages and construction loans payable at June 30, 2004 were subject to variable interest rates; therefore, we are exposed to market changes in interest rates. At June 30, 2004, a hypothetical 100 basis point increase in LIBOR rates would have resulted in additional interest expense of approximately $2.5 million, excluding capitalized interest. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

        We are also subject to interest rate risk through outstanding balances on our variable rate line of credit. We had $20.0 million outstanding at June 30, 2004.

        To mitigate interest rate risk, we may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds should interest rates rise substantially. Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

        Following is a summary of our permanent financing, construction loans and line of credit obligations at June 30, 2004 (in thousands):

	Permanent Financing Expected Maturities
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt:	$–	$–	$–	$–	$82,884	$338,177	$421,061	$421,061
Average Interest Rate	–	–	–	–	6.99%	5.80%	6.04%

Variable Rate Debt:	$–	$138,514	$62,633	$75,462	130,975	–	$407,584	$407,584
Average Interest Rate	–	2.58%	3.71%	4.92%	3.70%	–	3.55%

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

PART II. OTHER INFORMATION

Item 1.                                     Legal Proceedings.

As previously reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, on February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, the Advisor and two operators that manage certain Properties owned by the Company that are located in California. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. The Company and the Advisor were made parties to the litigation by receipt of service of process on April 27, 2004, and in May 2004, the Company submitted a written response to the plaintiffs. Although management is not able to predict the outcome, management has been advised by legal counsel that the plaintiffs are likely to dismiss the Company and the Advisor from the lawsuit because the Company and the Advisor did not enter into any resident contracts with plaintiffs. Rather, the Company is merely the owner of the real estate, and not the operator of the retirement Properties.

Item 2.                                    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In October 1998, we implemented a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of our common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, we may, at our option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period. The following table contains information related to all common stock purchased by us during the six months ended June 30, 2004, which consisted of shares redeemed pursuant to the redemption plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2004	—	$ —	—	$ —
February 1-29, 2004	—	—	—	—
March 1-31, 2004	44,167	9.20	44,167	18,850,447
April 1-30, 2004	—	—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	105,535	9.50	105,535	30,308,054

	149,702	$ 9.41	149,702	$30,308,054

Item 3.                                     Defaults upon Senior Securities.   Inapplicable.

Item 4.                                Submission of Matters to a Vote of Security Holders.

(a)

The annual meeting of stockholders of the Company was held in Orlando, Florida on June 24, 2004, with the vote under proposal 2 (described below) being adjourned until a second meeting on July 12, 2004. The meetings were held for the purpose of (i) electing the board of directors; and (ii) approving a proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized common shares from 450 million shares to one billion shares.

(b)

  Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act and there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	Two proposals were submitted to a vote of stockholders as follows:

1. The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Robert A. Bourne	119,922,853	2,478,088
David W. Dunbar	119,963,570	2,437,371
James W. Duncan, Jr	119,973,953	2,426,988
Edward A. Moses	119,920,459	2,480,482
James M. Seneff, Jr	119,975,372	2,425,569

2. The stockholders approved a proposal to increase the number of common shares:

For	Against	Abstentions
106,379,736	8,765,503	7,255,622

Item 5.                               Other Information

On	June 10, 2004, Lynn E. Rose resigned as Secretary of the Company, and Kimberly P. Ross was appointed Secretary of the Company.

Item 6.                               Exhibits and Reports on Form 8-K.

(a)	Exhibits:

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

3.5	Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004 (filed herewith.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.5 to Registrant’s Registration Statement on Form S-11 (Registration No.333-107486) filed March 23, 2004 and incorporated herein by reference.)

10.1

Advisory Agreement, dated as of May 3, 2004, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

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

10.67

Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Seller, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004 (Included as Exhibit 10.75 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

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

(b)

The Company filed the following reports during the quarter ended June 30, 2004: Form 8-K filed on April 1, 2004 which included disclosure on the Company’s public offerings under Item 5; Form 8-K/A filed on April 21, 2004 which included disclosure under Item 7 to include audited financial statements as a result of one of the tenants leasing 19 Properties with an aggregate carrying value that represented more than 20% of the Company’s total assets; Form 8-K filed on May 7, 2004 to attach a press release as an exhibit under Item 7; Form 8-K filed on May 17, 2004 which included disclosure under Items 2 and 7 in connection with the acquisition of 27 Properties; Form 8-K filed on May 28, 2004 which included disclosure on the Company’s amended and restated distribution reinvestment plan under Item 5; and Form 8-K filed on June 21, 2004 which included disclosure on the Company’s amended share redemption price under Item 5.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DATED this 6th day of August, 2004

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

3.5	Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004 (filed herewith.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.5 to Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed March 23, 2004, and incorporated herein by reference.)

10.1

 Advisory Agreement, dated as of May 3, 2004 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

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

10.67

 Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Seller, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004 (Included as Exhibit 10.75 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

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

CNL RETIREMENT PROPERTIES, INC.

ARTICLES OF AMENDMENT

EXHIBIT 3.5

        CNL Retirement Properties, Inc., a Maryland corporation having its principal office at 300 East Lombard Street, Baltimore, Maryland 21201 (hereinafter, the “Company”), hereby certifies to the Department of Assessments and Taxation of the State of Maryland, that:

        FIRST: The charter of the Company (the “Charter”) is hereby amended by deleting Article 7, Section 7.1 in its entirety and inserting in lieu thereof the following:

SECTION 7.1 Authorized Shares. The beneficial interest in the Company shall be divided into Equity Shares. The total number of Equity Shares which the Company is authorized to issue is one billion, one hundred six million (1,106,000,000) shares of beneficial interest, consisting of one billion (1,000,000,000) Common Shares (as defined and described in Section 7.2(ii) hereof), three million (3,000,000) Preferred Shares (as defined in Section 7.3 hereof) and one hundred three million (103,000,000) Excess Shares (as defined in Section 7.7 hereof). All Shares shall be fully paid and nonassessable when issued. Shares may be issued for such consideration as the Directors determine or, if issued as a result of a Share dividend or Share split, without any consideration.

        SECOND: The amendment to the Charter of the Company as hereinabove set forth has been duly advised by the board of directors and approved by the stockholders of the Company by the affirmative vote of the majority of all the votes entitled to be cast thereon.

        THIRD: (a) The total number of shares of all classes of stock heretofore authorized is five hundred fifty-six million (556,000,000) shares of beneficial interest, consisting of four hundred fifty million (450,000,000) common shares of the par value of one cent ($0.01) each, and of the aggregate par value of four million five hundred thousand dollars ($4,500,000.00), three million (3,000,000) preferred shares without par value, and one hundred three million (103,000,000) excess shares of the par value of one cent ($0.01) each, and of the aggregate par value of one million thirty thousand dollars ($1,030,000.00). The aggregate par value of all shares having par value was five million five hundred thirty thousand dollars ($5,530,000.00).

                      (b) The total number of shares of all classes of stock as increased is one billion, one hundred six million (1,106,000,000) shares, consisting of one billion (1,000,000,000) common shares of the par value of one cent ($0.01) each, and of the aggregate par value of ten million dollars ($10,000,000.00), three million (3,000,000) preferred shares without par value, and one hundred three million (103,000,000) excess shares of the par value of one cent ($0.01) each, and of the aggregate par value of one million thirty thousand dollars ($1,030,000.00). The aggregate par value of all shares having par value is eleven million thirty thousand dollars ($11,030,000.00).

                      (c) The description of each class with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of each class of stock, was not changed by the amendment set forth herein.

        FOURTH: The undersigned Chief Executive Officer and President of the Company, hereby acknowledges, in the name and on behalf of said Company, that the foregoing Articles of Amendment is a corporate act of said Company and further certifies that, to the best of his knowledge, information, and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.

        IN WITNESS WHEREOF: CNL Retirement Properties, Inc., has caused these Articles of Amendment to be signed on its behalf by its Chief Executive Officer and President and attested to by its Secretary on July 19, 2004.

ATTEST /s/ Kimberly P. Ross Kimberly P. Ross, Secretary	CNL RETIREMENT PROPERTIES, INC. /s/ Thomas J. Hutchison III Thomas J. Hutchison III, Chief Executive Officer and President

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 6, 2004	By: /s/ Thomas J. Hutchison, III
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: August 6, 2004	By: /s/ Stuart J. Beebe
STUART J. BEEBE Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.1

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of June 30, 2004 and December 31, 2003 and its results of operations for the six months ended June 30, 2004.

Date: August 6, 2004	/s/ Thomas J. Hutchison, III
Thomas J. Hutchison Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 32.2

        Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Annual Report of CNL Retirement Properties, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (this “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of June 30, 2004 and December 31, 2003 and its results of operations for the six months ended June 30, 2004.

Date: August 6, 2004	/s/ Stuart J. Beebe
Stuart J. Beebe Chief Financial Officer