Form 10-Q
period 2004-09-30
CNL RETIREMENT PROPERTIES INC
filed 2004-11-05
CIK 1055264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 O 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number
000-32607
CNL Retirement Properties, Inc.
(Exact name of registrant as specified in its charter)

Maryland	59-3491443
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida 32801
(Address of principal executive offices and zip code)

(407) 650-1000 Registrant's telephone number (including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The number of shares of common stock outstanding as of November 3, 2004 was 232,032,753.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share data)
	September 30, 2004	December 31, 2003
Assets
Investment properties:
Accounted for using the operating method, net	$2,227,356	$1,083,392
Accounted for using the direct financing method	453,640	418,347
Intangible lease costs, net	93,267	30,205
	2,774,263	1,531,944

Cash and cash equivalents	149,758	167,090
Restricted cash	37,605	14,812
Accounts and other receivables, net	15,176	12,223
Deferred costs, net	11,783	7,386
Accrued rental income	42,946	14,644
Other assets	21,140	13,800
Goodwill	5,791	—
	$3,058,462	$1,761,899

Liabilities and stockholders’ equity
Liabilities:
Mortgages payable	$767,579	$275,056
Bonds payable	93,103	90,125
Line of credit	20,000	20,000
Construction loans payable	67,760	7,402
Due to related parties	2,510	3,258
Accounts payable and accrued expenses	24,973	11,657
Capital lease obligation	2,562	—
Intangible lease liability, net	4,028	—
Deferred income	4,031	476
Security deposits	27,956	7,984
Total liabilities	1,014,502	415,958

Minority interests	1,966	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion and 450,000 shares, respectively, issued 230,045 and 150,253 shares, respectively, outstanding 229,508 and 150,077 shares, respectively	2,295	1,501
Capital in excess of par value	2,064,511	1,349,719
Accumulated distributions in excess of net income	(24,812)	(5,279)
Total stockholders’ equity	2,041,994	1,345,941
	$3,058,462	$1,761,899

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Seniors’ Housing:
Rental income from operating leases	$44,602	$15,587	$124,927	$36,973
Earned income from direct financing leases	14,162	8,854	40,303	19,623
FF&E reserve income	1,227	611	3,500	1,468
Contingent rent	30	18	79	45

Medical Office Buildings:
Rental income from operating leases	9,315	—	14,065	—
Tenant expense reimbursements	1,495	—	2,215	—

Interest and other income	1,771	516	3,251	1,111
	72,602	25,586	188,340	59,220

Expenses:
Interest and loan cost amortization	10,849	2,556	30,375	5,245
Seniors’ Housing property expenses	459	7	915	26
Medical Office Buildings operating expenses	3,694	—	5,469	—
Asset management fees to related party	3,635	1,121	9,142	2,626
General and administrative	4,086	1,350	9,458	3,531
Provision for doubtful accounts	1,000	—	2,250	—
Impairment of long-lived assets	1,883	—	1,883	—
Depreciation and amortization	17,975	4,747	42,382	10,589
	43,581	9,781	101,874	22,017

Income before equity in earnings of unconsolidated subsidiary	29,021	15,805	86,466	37,203

Equity in earnings of unconsolidated subsidiary	50	9	97	28

Minority interests in income of consolidated subsidiaries	(157)	—	(157)	—
Net income	$28,914	$15,814	$86,406	$37,231

Net income per share of common stock (basic and diluted)	$0.13	$0.16	$0.43	$0.50

Weighted average number of shares of common stock outstanding (basic and diluted)	224,139	98,567	202,812	74,175

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2004 and Year Ended December 31, 2003
(UNAUDITED)
(in thousands, except per share data)

				Accumulated
	Common stock		Capital in	distributions
	Number	Par	excess of	in excess of
	of shares	Value	par value	net income	Total

Balance at December 31, 2002	44,211	$442	$393,308	$(3,955)	$389,795

Subscriptions received for common stock through public offerings and distribution reinvestment plan	105,998	1,060	1,058,921	—	1,059,981

Retirement of common stock	(132)	(1)	(1,211)	—	(1,212)

Stock issuance costs	—	—	(101,299)	—	(101,299)

Net income	—	—	—	58,460	58,460

Distributions declared and paid ($0.7067 per share)	—	—	—	(59,784)	(59,784)

Balance at December 31, 2003	150,077	1,501	1,349,719	(5,279)	1,345,941

Subscriptions received for common stock through public offerings and distribution reinvestment plan	79,793	797	797,127	—	797,924

Retirement of common stock	(362)	(3)	(3,419)	—	(3,422)

Stock issuance costs	—	—	(78,916)	—	(78,916)

Net income	—	—	—	86,406	86,406

Distributions declared and paid ($0.5325 per share)	—	—	—	(105,939)	(105,939)

Balance at September 30, 2004	229,508	$2,295	$2,064,511	$(24,812)	$2,041,994

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$107,424	$37,091

Investing activities:
Investment in land, buildings and equipment	(746,389)	(507,796)
Investment in direct financing leases	(28,717)	(221,428)
Investment in intangible lease costs	(64,260)	(14,928)
Investment in The DASCO Companies, LLC	(5,791)	—
Payment of acquisition costs	(60,609)	(54,909)
Proceeds from note receivable	—	2,000
Distributions received from unconsolidated subsidiary	99	89
Increase in restricted cash	(10,138)	(10,629)
Net cash used in investing activities	(915,805)	(807,601)

Financing activities:
Proceeds from borrowings on mortgages payable	155,045	168,900
Principal payments on mortgages payable	(27,689)	(11,480)
Proceeds from construction loans payable	60,358	—
Proceeds from borrowings on line of credit	—	71,370
Repayments on line of credit	—	(51,370)
Proceeds from issuance of life care bonds	8,611	4,521
Retirement of life care bonds	(5,633)	(3,655)
Payment of loan costs	(10,160)	(3,689)
Contributions from minority interests	503	—
Distributions to minority interests	(11)	—
Subscriptions received from stockholders	797,924	710,393
Distributions to stockholders	(105,939)	(37,311)
Retirement of common stock	(1,919)	(594)
Payment of stock issuance costs	(80,041)	(67,527)
Net cash provided by financing activities	791,049	779,558

Net (decrease) increase in cash and cash equivalents	(17,332)	9,048

Cash and cash equivalents at beginning of period	167,090	40,800

Cash and cash equivalents at end of period	$149,758	$49,848

Supplemental schedule of non-cash
investing and financing activities:

Mortgages assumed on investment properties acquired	$365,167	$20,635

Bonds assumed on investment properties acquired	$—	$88,511

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)
1.    Significant Accounting Policies:

Organization and Nature of Business - CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a "REIT") for federal income tax purposes. The term "Company" includes CNL Retirement Properties, Inc., each of its subsidiaries and several consolidated partnerships and joint ventures. Various other wholly owned or majority owned subsidiaries are expected to be formed in the future for purposes of acquiring or developing real estate properties.

The Company acquires real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States. The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing") and specialty clinics, medical office buildings, walk-in clinics and similar types of health care-related facilities (collectively "Medical Office Buildings"). Seniors’ Housing facilities are generally leased on a long-term, triple-net basis and Medical Office Buildings are generally leased on a shorter-term, gross or triple-net basis. The Company may provide mortgage financing loans ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Seniors' Housing and other health care-related facilities. The Company operates in one business segment: the ownership and leasing of health care-related real estate.

In August 2004, the Company acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company that manages 28 of the Company's Medical Office Buildings. DASCO may also provide development and property management services to unrelated third parties.

The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts included in the financial statements as of December 31, 2003, have been derived from the audited financial statements.

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

Impairment of Long-Lived Assets - The Company evaluates its Properties and other long-lived assets on a quarterly basis, or upon the occurrence of significant changes in operations, to assess whether any impairment indications are present that affect the recovery of the carrying amount of an individual asset. Management compares the sum of expected undiscounted cash flows from the asset over its anticipated holding period, including the asset's estimated residual value, to the carrying value. If impairment is indicated, a loss is provided to reduce the carrying value of the property to its estimated fair value. During the quarter ended September 30, 2004, the Company recorded an impairment loss of $1.9 million related to one Seniors' Housing facility that was determined to be held for sale subsequent to September 30, 2004.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

1.    Significant Accounting Policies - Continued:

Intangible Lease Costs - In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS 141"), the Company allocates the purchase price of acquired Properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the Property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. The allocation to intangible assets is based upon factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, purchase price is allocated to the above or below market value of in-place leases and the value of customer relationships.

The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in intangible lease costs and below market lease values are included in an intangible lease liability in the accompanying condensed consolidated financial statements and are amortized to rental income over the remaining terms of the leases acquired with each Property.

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

Accounts and Other Receivables - Accounts and other receivables consist primarily of lease payments due from tenants. On a monthly basis, the Company reviews the contractual payments versus the actual cash received. When management identifies delinquencies, an estimate is made as to the amount of provision for loss related to doubtful accounts, if any, that may be needed based on its review of Property specific circumstances, including the analysis of the Property's operations and operating trends, current economic conditions and tenant payment history. At September 30, 2004, the Company had a $2.3 million reserve for doubtful accounts and other receivables. The total amount of the reserve, which represents the cumulative provisions less write-offs of uncollectible rent, if any, is recorded against accounts and other receivables in the condensed consolidated financial statements. At December 31, 2003, there was no reserve for loss related to accounts and other receivables.

Goodwill - In connection with the acquisition of DASCO, the Company allocated $5.8 million to goodwill, which represents the excess of the purchase price plus closing costs paid by the Company over the fair market value of the tangible assets acquired in the business acquisition (see Note 16). Goodwill is not subject to amortization but is subject to the Company’s quarterly impairment analysis.

Minority Interests - Minority interests represent the minority partners’ pro-rata ownership interests in certain Properties in which the Company acquired the majority ownership interest and which are consolidated in the accompanying financial statements. Net income or net losses, contributions and distributions for each Property are allocated to the minority partner in accordance with their ownership interests.

2.    Public Offerings:

During the nine months ended September 30, 2004, the Company received subscription proceeds of $797.9 million from its public offerings. Total proceeds received from all offerings from inception to September 30, 2004 amount to $2.3 billion.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

2.    Public Offerings - Continued:

On July 30, 2003, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission ("SEC") for the sale by the Company of up to 400 million shares of common stock (approximately $4.0 billion, the "2004 Offering"). The 2004 Offering was declared effective by the SEC on March 26, 2004 and commenced on May 14, 2004. The 2004 Offering represents the Company’s fifth best efforts public offering.

In July 2004, at the Company’s 2004 annual meeting, the stockholders approved a resolution to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion.

The Company incurred offering expenses, including selling commissions, marketing support fees, due diligence expense reimbursements, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Under the Company's first four public offerings ("Prior Offerings"), the Advisor and its affiliates were entitled to selling commissions of 7.5%, a marketing support fee of 0.5% and an acquisition fee of 4.5% of gross offering and debt proceeds. Under the 2004 Offering, the Advisor and its affiliates are entitled to selling commissions of 6.5%, a marketing support fee of 2.0% and an acquisition fee of 4.0% of gross offering and debt proceeds.

Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the Company’s public offerings. During the nine months ended September 30, 2004 and 2003, the Company incurred $78.9 million and $68.1 million, respectively, in offering costs, including $62.5 million and $56.8 million, respectively, in selling commissions and marketing support fees. These amounts have been treated as stock issuance costs and charged to stockholders’ equity.

3.    Investment Properties:

Accounted for Using the Operating Method - Properties subject to operating leases consisted of the following at (dollars in thousands):

	September 30, 2004	December 31, 2003
Land and land improvements	$258,857	$141,635
Buildings and building improvements	1,819,687	884,701
Tenant improvements	58,861	—
Equipment	55,520	41,544
	2,192,925	1,067,880
Less accumulated depreciation	(57,070)	(20,261)
	2,135,855	1,047,619
Construction in progress	91,501	35,773
	$2,227,356	$1,083,392
Number of Properties:
Seniors' Housing:
Operating	115	82
Under construction	5	6
	120	88
Medical Office Buildings (1):
Operating	48	—
Under construction	2	—
	50	—
	170	88

(1)    Includes 19 Properties subject to long-term ground lease agreements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

3.    Investment Properties - Continued:

Seniors' Housing operating leases are triple-net leases that generally have initial terms of 15 years, provide for minimum and contingent rent and contain renewal options for 5 to 20 successive years subject to the same terms and conditions as the initial term. Medical Office Building operating leases have initial terms of 5 to 15 years, provide for minimum rent and are generally subject to renewal options. In addition, Medical Office Building tenants are generally responsible for a portion of the Properties' operating expenses. Substantially all leases require minimum annual rents to increase at predetermined intervals during the lease terms. These contractual increases in lease payments are recognized on a straight-line basis over the terms of each applicable lease commencing on the date the Property was placed in service. Revenue from the straight-lining of lease revenues over current contractually due amounts was $28.3 million and $5.5 million for the nine months ended September 30, 2004 and 2003, respectively ($10.5 million and $2.3 million for the quarters ended September 30, 2004 and 2003, respectively). These amounts are included in rental income from operating leases in the accompanying condensed consolidated statements of income.

Future minimum lease payments contractually due under the noncancellable operating leases at September 30, 2004, exclusive of renewal option periods and contingent rents, were as follows (in thousands):

2004	$47,618
2005	192,789
2006	197,264
2007	199,298
2008	200,460
Thereafter	2,020,166
$2,857,595

Accounted for Using the Direct Financing Method - Components of net investment in direct financing leases consisted of the following at (dollars in thousands):

	September 30, 2004	December 31, 2003
Minimum lease payments receivable	$1,499,618	$1,491,957
Estimated residual values	426,099	399,099
Less unearned income	(1,472,077)	(1,472,709)
	$453,640	$418,347
Number of Properties:
Seniors' Housing	32	31

Direct financing leases have initial terms that range from 10 to 35 years and provide for minimum annual rent. Lease payments relating to five direct financing leases with a carrying value of $106.8 million are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties. Certain leases contain provisions that allow the tenants to elect to purchase or require the tenants to purchase the Properties during or at the end of the lease terms for the Company's aggregate initial investment plus adjustments, if any, as defined in the lease agreements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

3.    Investment Properties - Continued:

Future minimum lease payments contractually due on direct financing leases at September 30, 2004, exclusive of contingent rents, were as follows (in thousands):

2004	$11,936
2005	49,006
2006	50,729
2007	51,716
2008	52,805
Thereafter	1,283,426
$1,499,618

4.    Intangible Lease Costs:

Intangible lease costs (see Note 1) included the following at (in thousands):

	September 30, 2004	December 31, 2003
Intangible lease origination costs:
In-place lease costs	$82,234	$31,628
Customer relationship values	11,153	—
	93,387	31,628
Less accumulated amortization	(6,902)	(1,423)
	86,485	30,205

Above market lease values	7,152	—
Less accumulated amortization	(370)	—
	6,782	—
	$93,267	$30,205

The estimated aggregate amortization expense for intangible lease origination costs is as follows at September 30, 2004 (in thousands):

2004	$3,059
2005	11,491
2006	10,315
2007	7,883
2008	7,029
Thereafter	46,708
$86,485

Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable Property acquisition. As of September 30, 2004, $0.4 million was charged against rental income from operating leases in the accompanying condensed consolidated financial statements. There were no intangible lease costs at December 31, 2003.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

5.    Restricted Cash:

Restricted cash included the following at (in thousands):

	September 30, 2004	December 31, 2003
Property acquisition deposits	$1,649	$9,852
Transfer agent escrow	13,405	—
Horizon Bay tenant rent deposit	12,655	—
FF&E reserves	5,713	3,229
Lender escrow reserves	3,701	—
Other	482	1,731
	$37,605	$14,812

6.     Accounts and Other Receivables:

Accounts and other receivables included the following at (in thousands):

	September 30, 2004	December 31, 2003
Rental revenues receivable	$16,353	$11,215
Other receivables	1,073	1,008
	17,426	12,223
Allowance for doubtful accounts	(2,250)	—
	$15,176	$12,223

At September 30, 2004 and December 31, 2003, past due rents aggregated $8.3 million and $4.3 million, respectively.

7.       Deferred Costs:

Deferred costs included the following at (in thousands):

	September 30, 2004	December 31, 2003
Financing costs	$16,104	$8,815
Leasing commissions	243	—
	16,347	8,815
Less accumulated amortization	(4,564)	(1,429)
	$11,783	$7,386

8.     Other Assets:

Other assets at September 30, 2004 and December 31, 2003, were $21.1 million and $13.8 million, respectively, and consisted of miscellaneous prepaid expenses, office equipment and acquisition costs that will be capitalized upon the purchase of Properties to land, building, equipment, lease intangible costs or investment in direct financing leases.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

9.    Indebtedness:

Mortgages Payable - Mortgages payable, the related terms and the net book value ("NBV") of the associated collateral at September 30, 2004, consisted of the following at (in thousands):
	September 30, 2004	December 31, 2003	Effective Interest Rate at September 30, 2004		NBV of Collateral

Twelve mortgages payable, interest only payments at the 3 to 9 month Fannie Mae Discount MBS rate plus 0.9% to 1.04%, maturing between October 2005 and April 2008	$192,680	$—	2.28 to 2.77	% %	$395,410

Seven mortgages payable, interest only payments through December 2004 at 30-day LIBOR plus 2.6% to 3.0% with principal and interest payments thereafter until maturity in November 2006	45,000	45,000	4.24 to 4.64	% %	79,523

Mortgage payable, interest only payments at a 30-day commercial paper rate plus 3.15%, maturing March 2007	20,400	—	5.01%		49,281

Mortgage payable, interest only payments at a 30-day commercial paper rate plus 1.82%, maturing May 2007	23,520	23,520	3.71%		56,895

Mortgage payable, principal and interest payments at 90-day LIBOR plus 3.90% (minimum 6.50%), maturing August 2007	10,665	10,811	6.50%		18,749

Fixed rate mortgage payable, principal and interest, maturing April 2008	32,704	—	8.17%		60,578

Three mortgages payable, principal and interest payments at 30-day LIBOR plus 3.70% (minimum 5.95%) until maturity in June 2008	38,165	—	5.95%		56,544

Mortgage payable, interest only at 30-day LIBOR plus 3.70% (minimum 5.95%) through January 2005 and principal and interest payments thereafter until maturity in June 2008	10,400	—	5.95%		19,311

Fixed rate mortgage payable, principal and interest, maturing October 2008	20,010	20,332	7.83%		26,403

Fixed rate mortgage payable, interest only through October 2004 and principal and interest payments thereafter until maturity in October 2008	14,900	—	5.15%		20,589

11
CNL RETIREMENT PROPERTIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Months Ended September 30, 2004 and 2003 (UNAUDITED)

9.    Indebtedness - Continued:
	September 30, 2004	December 31, 2003	Effective Interest Rate at September 30, 2004		NBV of Collateral

Three fixed rate mortgages payable, interest only through January 2005 and principal and interest payments thereafter until maturity in January 2009 (1)	$60,000	—	5.38%		$206,385

Two fixed rate mortgages payable, principal and interest, maturing in July 2010 and September 2011	6,361	—	7.21 and 8.42	% %	11,749

Fourteen fixed rate mortgages payable, interest only through December 2005 and principal and interest payments thereafter until maturity in September 2010 (2)	92,500	92,500	6.09%		201,574

Twelve fixed rate mortgages payable, interest only through February 2006 and principal and interest payments thereafter until maturity in February 2011	74,645	—	5.96%		148,152

Two fixed rate mortgages payable, principal and interest, maturing September 2012	49,444	50,114	5.79%		73,195

Ten fixed rate mortgages payable, principal and interest ,maturing between August 2008 and February 2013	69,086	—	5.09 to 8.35	% %	124,768

Two fixed rate mortgages payable, principal and interest, maturing March 2038 and November 2038	7,099	7,127	8.25% and 8.38%		8,693

Three fixed rate mortgages payable, repaid in full in January 2004	—	25,652	N/A		—
	$767,579	$275,056			$1,557,799

(1)	Each mortgage loan contains an extended funding option through January 2005 to an aggregate maximum of $130 million. Upon final funding, the loans will bear interest at a blended rate of 5.79%.

(2)	Each bearing interest at a current rate of 5.38% with rates increasing annually to a maximum of 7.16%.

Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

The carrying value of the mortgages payable approximated fair market value at September 30, 2004.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

9.     Indebtedness - Continued:

The following is a schedule of maturities for mortgage notes payable at September 30, 2004 (in thousands):

2004	$1,137
2005	116,660
2006	52,594
2007	63,377
2008	183,577
Thereafter	350,234
$767,579

Bonds Payable - During the nine months ended September 30, 2004, the tenant of the Company's two CCRCs retired $5.6 million of existing bonds and issued $8.6 million of new bonds to new residents on the Company's behalf. At September 30, 2004, approximately $93.1 million was outstanding in bonds payable.

Line of Credit - The Company has a revolving line of credit (the "Revolving LOC") that it may use to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million for a two-year period expiring March 16, 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company's aggregate amount of debt outstanding in relation to the Company's total assets until maturity (4.23% at September 30, 2004), and is collateralized by Properties with a carrying value of approximately $120.2 million. The Revolving LOC has financial covenants, including maintaining a minimum net worth and minimum collateral value, and contains provisions that allow for a one year extension and for the facility to be increased up to $125.0 million upon the Company pledging additional Properties as collateral. At September 30, 2004, $20.0 million was outstanding under the Revolving LOC.

As of May 1, 2004, the Company elected to terminate a $50.0 million credit facility.

Construction Loans Payable - Construction loans payable consisted of the following at (in thousands):

	Total Facility	September 30, 2004	December 31, 2003
Five construction loans payable, each bearing interest at 30-day LIBOR plus 2.25% to 2.75% basis points, (4.10% at September 30, 2004), with monthly interest only payments, maturing November 2006	$83,100	$38,241	$6,766

Construction loan payable bearing interest at the lender’s base rate, as defined, plus 2.25% with a minimum rate of 6.50% (6.50% at September 30, 2004), with monthly interest only payments, maturing December 2007	48,000	29,519	636
	$131,100	$67,760	$7,402

Interest and loan cost amortization expense was $10.8 million and $30.4 million for the quarter and nine months ended September 30, 2004, respectively, including $0 and $1.1 million, respectively, of loan costs written off related to the early termination of debt. Interest and loan cost amortization expense was $2.6 million and $5.2 million for the quarter and nine months ended September 30, 2003, respectively. For the nine months ended September 30, 2004 and 2003, interest of $0.7 million and $0, respectively, was capitalized to construction in progress.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

10.   Intangible Lease Liability:

Intangible lease liability at September 30, 2004, was $4.4 million consisting of the unamortized carrying value of below market rate leases associated with Properties acquired. For the quarter and nine months ended September 30, 2004, $0.3 million and $0.4 million, respectively, was accreted to rental income from operating leases in the accompanying condensed consolidated financial statements. There was no intangible lease liability at December 31, 2003.

11.   Commitments and Contingencies:

Commitments - The following table presents the Company's commitments, contingencies and guarantees by expiration period as of September 30, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated subsidiary (1)	$2,387	$—	$—	$—	$2,387
Earnout provisions (2)	18,950	9,779	—	—	28,729
Capital improvements to investment Properties	34,568	18,671	—	—	53,239
Pending investments (3)	42,720	—	—	—	42,720
Total Commitments, Contingencies and Guarantees	$98,625	$28,450	$—	$—	$127,075

(1)	In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures November 30, 2004. As of September 30, 2004, the uncollateralized promissory note had an outstanding balance of approximately $14.3 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)	In connection with the acquisition of 29 Properties, the Company may be required to make additional payments if certain earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an amount is due, the respective lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to an additional seven Properties are subject to future values and events which are not quantifiable at September 30, 2004, and are not included in the table above.

(3)	As of September 30, 2004, the Company had commitments to acquire four Medical Office Buildings subject to the fulfillment of certain conditions.

Ground Leases - During the nine months ended September 30, 2004, the Company acquired 19 Medical Office Buildings that are subject to ground leases. These ground leases, which were assumed by the Company, have termination dates ranging from 2045 to 2084, and 16 of the ground leases contain renewal options for terms of 30 to 50 years. During the quarter and nine months ended September 30, 2004, the Company incurred ground lease expense of $56,000 and $77,000, respectively.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

11.    Commitments and Contingencies - Continued:

Future minimum lease payments due under ground leases at September 30, 2004, exclusive of renewal option periods, were as follows (in thousands):

2004	$79
2005	318
2006	319
2007	321
2008	323
Thereafter	16,427
$17,787

Legal Matters - On February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, its Advisor and two operators that manage certain Properties owned by the Company that are located in California. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. The Company and the Advisor were made parties to the litigation by receipt of service of process on April 27, 2004, and in May 2004, the Company submitted a written response to the plaintiffs. Although management is not able to predict the outcome, management is working with legal counsel to seek dismissal from the lawsuit because the Company and the Advisor did not enter into any resident contracts with plaintiffs. Rather, the Company is merely the owner of the real estate and not the operator of the retirement Properties. In September 2004, the plaintiffs agreed to dismiss the Company and the Advisor from the litigation. The request for dismissal has been submitted to the Court and the Court is expected to grant the request.

From time to time, the Company is exposed to litigation arising from an unidentified preacquisition contingency or from the operations of its business. Although currently exposed to such litigation, management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

12.   Redemption of Shares:

During the nine months ended September 30, 2004 and 2003, 361,655 and 76,288 shares, respectively, of common stock were redeemed for $3.4 million and $0.7 million, respectively, and retired from shares outstanding of common stock. The Company amended its redemption plan in the second quarter of 2004 to change its redemption price from $9.20 per share to $9.50 per share.

13.   Distributions:

For the nine months ended September 30, 2004, approximately 61% of the distributions paid to stockholders were considered ordinary income and approximately 39% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2004, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization for tax purposes of distributions declared for the nine months ended September 30, 2004, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2004.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

14.    Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of the Company’s public offerings, CNL Securities Corp. The Company's chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of the Company's assets.

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarters and nine months ended September 30, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Acquisition fees (1):
From offering proceeds	$3,262	$14,111	$34,992	$31,936
From debt proceeds	255	5,932	25,358	8,931
	3,517	20,043	60,350	40,867

Asset management fees (2)	3,635	1,121	9,142	2,626

Reimbursable expenses (3):
Acquisition expenses	89	196	322	244
General and administrative expenses	1,027	119	3,334	673
	1,116	315	3,656	917
	$8,268	$21,479	$73,148	$44,410

(1)	Acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4.5% of gross offering and loan proceeds under the Prior Offerings), excluding that portion of the permanent financing used to finance Secured Equipment Leases. These fees are included in other assets in the accompanying balance sheets prior to being allocated to individual Properties or intangible lease costs.

If there is a listing of the Company’s common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 4.0% of amounts outstanding on the line of credit, if any, at the time of listing. In addition, certain other fees payable to the Advisor upon listing, orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the payment of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

(2)	Monthly asset management fee of 0.05% of the Company’s real estate asset value, as defined in the Advisory Agreement dated May 14, 2004, and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)	Reimbursement of administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap"). Operating expenses for the Expense Years ended September 30, 2004 and 2003, did not exceed the Expense Cap.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

14.    Related Party Arrangements - Continued:

CNL Securities Corp. received fees based on the amounts raised from the Company's offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering. The majority of these fees were re-allowed to other broker dealers. Affiliates of the Advisor are reimbursed for certain offering expenses incurred on behalf of the Company. Offering expenses incurred by the Advisor and its affiliates on behalf of the Company, together with selling commissions, the marketing support fee and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the offerings.

During the nine months ended September 30, 2004 and 2003, the Company incurred the following fees and costs (in thousands):

	Nine Months Ended September 30,
	2004	2003

Selling commissions	$57,449	$53,280
Marketing support fee	5,056	3,552
Offering and due diligence costs	16,411	11,218
	$78,916	$68,050

Amounts due to related parties consisted of the following at (in thousands):

	September 30,	December 31,
	2004	2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$—	$372
Accounting and administrative services	442	304
Acquisition fees and expenses	1,054	815
	1,496	1,491

Due to CNL Securities Corp.:
Selling commissions	939	1,366
Marketing support fees and due diligence expense reimbursements	75	91
Soliciting dealer servicing fee	—	310
	1,014	1,767
	$2,510	$3,258

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). In March 2004, CCM made the arrangements for the $20.4 million commercial paper loan described in Note 9. CCM was paid a $0.2 million structuring fee, which is included in the Company's deferred costs as of September 30, 2004, and is being amortized over the term of the loan. In addition, the monthly interest payments due under this loan and a $23.5 million commercial paper loan also described in Note 9 include a margin of 40 and 30 basis points, respectively, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. During the nine months ended September 30, 2004 and 2003, $82,000 and $0.2 million, respectively, was paid to CCM related to these services.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are stockholders. The amounts deposited with this bank were $25.0 million and $15.8 million at September 30, 2004 and December 31, 2003, respectively.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

14.   Related Party Arrangements - Continued:

The Company owns a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the nine months ended September 30, 2004 and 2003, the partnership distributed $99,010 and $89,000, respectively to the Company.

On September 1, 2004, a company which is owned by the Company's chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with ten of the Company’s tenants (the "HRA Tenants") to the remaining members of the limited liability company. The HRA Tenants contributed 31% and 35% of the Company's total revenues, excluding interest and other income, for the nine months ended September 30, 2004 and 2003, respectively, (27% and 31% for the quarters ended September 30, 2004 and 2003, respectively).

The Company's chairman of the board is a director in a hospital that leases office space in seven of the Company's Medical Office Buildings that were acquired in August 2004. Additionally, one of the Company's independent directors is a director in a hospital that leases office space in one of the Company's Medical Office Buildings that was acquired in April 2004. During the quarter and nine months ended September 30, 2004, these hospitals contributed less than 1% of the Company's total revenues, excluding interest and other income.

15.   Concentration of Credit Risk:

At September 30, 2004, the Company leased its 152 Seniors' Housing facilities to 19 tenants. Horizon Bay Management, LLC ("Horizon Bay") and the HRA Tenants contributed 21% and 31%, respectively, of the Company's total revenues, excluding interest and other income, for the nine months ended September 30, 2004. Several of the Company's tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases. At September 30, 2004, the Company's 50 Medical Office Buildings were leased to approximately 700 tenants.

At September 30, 2004, 95 of the 152 Seniors’ Housing facilities were operated by Sunrise Senior Living Services, Inc. (“Sunrise”), a wholly owned subsidiary of Sunrise Senior Living, Inc. Additionally, as of September 30, 2004, four Properties are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Upon completion of each development, each Seniors’ Housing facility will be operated by Sunrise. Horizon Bay operates 20 Seniors' Housing facilities, and five additional operators manage the remaining 33 Seniors' Housing facilities. At September 30, 2004, DASCO managed 28 of the Company's 50 Medical Office Buildings and the remaining 22 are managed by 10 third-party property managers.

To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of September 30, 2004, the Company held $28.0 million in security deposits and rental support related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation ("ARC"), ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors' Housing facilities that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004, one of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenant's rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004 until such time as the operating performance of the Properties achieves predetermined rent coverage thresholds.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

15.    Concentration of Credit Risk - Continued:

The Company had the following additional limited guarantees as of September 30, 2004 (in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance

Sunrise	1	April 2000	$2,770	$2,106	$664
Marriott International	5	May 2002	5,880	5,869	11
Sunrise/cash reserves	22	November 2003	10,500	7,468	3,032

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of certain lessees, their guarantors or the Sunrise, Horizon Bay or ARC brands would significantly impact the results of operations.

16.   DASCO Acquisition:

In August 2004, the Company acquired ownership interests in entities that own 28 Medical Office Buildings and a 55% interest in DASCO for $197.7 million (“DASCO Acquisition”). The DASCO Acquisition has provided and may continue to provide opportunities for the Company to participate in an ongoing pipeline of new medical office development and acquisition opportunities as well as enter the business of managing Medical Office Building.  The Company used proceeds raised from its equity offerings to fund the acquisition.

The fair values of assets acquired and liabilities assumed at the date of the DASCO Acquisition are based on independent appraisals and valuations studies from independent third-party consultants. The values of the assets acquired and liabilities assumed were as follows (in thousands):

Assets:
Investment properties:
Accounted for using the operating method	$170,578
Intangible lease costs	27,500
198,078

Cash and cash equivalents	470
Restricted cash	331
Other assets	3,696
Goodwill	5,487
Total assets acquired	208,062

Liabilities:
Accounts payable and accrued expenses	2,559
Capital lease obligation	2,562
Intangible lease liability	2,360
Security deposits	893
Total liabilities assumed	8,374

Minority interests	1,967

Net assets acquired	$197,721

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

16.    DASCO Acquisition - Continued:

The following condensed pro forma (unaudited) information assumes that the DASCO Acquisition had occurred on January 1, 2003.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$76,542	$30,252	$204,041	$72,194

Expenses	47,579	14,704	117,097	35,841
Net income	29,029	15,760	87,113	37,015
Basic and diluted income per share	0.13	0.14	0.41	0.41

Weighted average number of common shares outstanding - basic and diluted	228,207	115,447	213,276	91,055

17.    Subsequent Events:

Property Acquisitions - In November 2004, the Company acquired an equity interest in an entity that owns a Medical Office Building for an aggregate purchase price of $16.8 million, assumed a $10.6 million mortgage loan and used cash available at September 30, 2004 to purchase the Property.

Other - During the period October 1, 2004 through November 3, 2004, the Company received subscription proceeds for an additional 2.5 million shares ($25.1 million) of common stock.

On October 1, 2004 and November 1, 2004, the Company declared distributions totaling $13.7 million and $13.8 million, respectively, or $0.0592 per share of common stock, payable by December 31, 2004, to stockholders of record on October 1, 2004 and November 1, 2004, respectively.

In November 2004, the Company determined that one of its Seniors' Housing facilities would be held for sale. In conjunction with this decision, the Company recognized a $1.9 million impairment loss on the Property during the nine months ended September 30, 2004 representing the difference between the net book value of the facility and its estimated fair value less selling costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our continuing focus during the remainder of 2004 will be the acquisition of Properties using the proceeds received from our public offerings and loan facilities and the management of our existing portfolio of Properties. During the nine months ended September 30, 2004, we received gross offering proceeds of $797.9 million and invested $1.2 billion in 83 Properties, including 50 Medical Office Buildings and 33 Seniors' Housing Properties consisting primarily of assisted living and independent living facilities. We also acquired a 55% ownership interest in a development and property management company that manages 28 of our Medical Office Buildings. We obtained or assumed $520.2 million of permanent financing and drew $60.4 million under our construction loan facilities.

As of September 30, 2004, we held real estate assets located in 32 states consisting of (dollars in thousands):

	Number of Properties	Investment at September 30, 2004
Seniors’ Housing facilities:
Operating	147	$2,279,490
Under development	5	57,013
Medical Office Buildings:
Operating	48	420,238
Under development	2	17,522
	202	$2,774,263

Liquidity and Capital Resources

We primarily use the capital raised to acquire or develop Properties. We may also provide Mortgage Loans to operators of Seniors' Housing or other health care-related facilities, however, we have not entered into any Mortgage Loans as of September 30, 2004. We rely on the sale of our common stock to fund a significant portion of our Property acquisitions and other permitted investments. We also obtain funds through borrowings under permanent or construction financing, operating activities and draws on our revolving line of credit. We are required to distribute at least 90% of our taxable income to stockholders in order to maintain our REIT qualifications.

Common Stock Offerings

As of September 30, 2004, we have made five best efforts public offerings and received aggregate subscriptions of $2.3 billion (representing 230 million shares). Our fourth offering (the "2003 Offering") closed in April 2004. Our fifth public offering of up to 400 million shares of common stock (approximately $4.0 billion) (the "2004 Offering") commenced in May 2004.

In July 2004, at our 2004 annual meeting, the stockholders approved a resolution to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion.

The price per share of all of our equity offerings has been $10 per share. Selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses will not exceed 13% of gross proceeds.

During the nine months ended September 30, 2004, net proceeds received, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and offering expenses, totaled approximately $719.0 million.

The following table summarizes our equity and debt proceeds, investment activity and cash available for investment from inception through September 30, 2004 (dollars in thousands):

Sources of equity and debt proceeds:
Net proceeds from offerings	$2,072,552
Proceeds from permanent financing (1)	358,462
Proceeds from construction financing	67,760
Advances on line of credit	79,470
Proceeds from life care bonds issued (1)	16,814
Minority interest contributions	503
Total sources of equity and debt proceeds	2,595,561

Uses of equity and debt proceeds:
Investment in 202 Properties (1)	2,152,090
Investment in DASCO	5,680
Payment of acquisition fees and costs	133,074
Payment of loan costs	19,048
Deposits on pending acquisitions	1,649
Escrow and other cash reserves	23,301
Repayment of permanent financing	41,789
Repayment of line of credit	59,470
Retirement of life care bonds	12,222
Stock redemptions	3,255
Minority interest distributions	11
Total uses of equity and debt proceeds	2,451,589
Cash available for investment, September 30, 2004	$143,972

(1) Excludes amount for assumed mortgage loans of $365.2 million and life care bonds of $88.5 million.

During the period October 1, 2004 through November 3, 2004, we received additional net offering proceeds of approximately $22.4 million and paid acquisition fees and costs of approximately $1.1 million. We also used $5.3 million in connection with the acquisition of one Medical Office Building and $0.4 million related to acquisition fees on permanent financing, leaving approximately $159.6 million for future investments.

We expect to use uninvested cash, plus additional net offering proceeds from the sale of shares to purchase additional Properties, and to a lesser extent, invest in other permitted investments. We also intend to obtain additional borrowings to acquire assets and to pay certain related fees. The number of Properties to be acquired and Mortgage Loans and other permitted investments in which we may invest will depend upon the amount of net offering proceeds and loan proceeds available to us.

We believe that the net proceeds received from the 2004 Offering and any subsequent offerings will enable us to continue to grow and take advantage of acquisition opportunities until such time, if any, that our shares are listed on a national securities exchange or over-the-counter market. Under our Amended and Restated Articles of Incorporation, if we do not list our shares on a national securities exchange or over-the-counter market by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.

Redemptions

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. During the nine months ended September 30, 2004, 361,655 shares were redeemed and retired for a total of $3.4 million. In the second quarter 2004, we amended our redemption plan to change its redemption price from $9.20 per share to $9.50 per share.

Property Acquisitions

During the nine months ended September 30, 2004, we invested $1.2 billion in 83 Properties. The Properties acquired were 33 assisted living and independent living facilities, including three facilities in various stages of development, and 50 Medical Office Buildings containing approximately 2.7 million square feet. At September 30, 2004, our investment portfolio consisted of 152 Seniors' Housing Properties and 50 Medical Office Buildings located in 32 states, with an aggregate investment value of approximately $2.8 billion. With the exception of one Seniors' Housing Property under development, we, as lessor, have entered into long-term, triple-net lease agreements relating to the Seniors' Housing Properties and shorter-term, gross or triple-net lease agreements relating to the 50 Medical Office Buildings.

Eighty-two Properties acquired during the nine months ended September 30, 2004 are subject to operating leases. Operating leases related to Seniors' Housing generally provide for initial terms of 15 years with options that allow the tenants to renew the leases from 5 to 20 successive years subject to the same terms and conditions as the initial leases. In addition to minimum annual base rent, substantially all of the Seniors' Housing leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreement, are achieved. The leases also provide for the tenant to fund, in addition to minimum rent payments, a furniture, fixture and equipment ("FF&E") reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. The Medical Office Building operating leases include both triple-net and gross basis leases and have initial terms of 5 to 15 years, provide for minimum rent and are generally subject to renewal options. The gross basis leases allow us to recover a portion of the Medical Office Building operating expenses from the tenants, as specified in the lease agreements. Substantially all Property leases require minimum annual base rent to be paid in monthly installments and an increase at predetermined intervals (typically on an annual basis) during the terms of the leases.

Nineteen of the Medical Office Buildings acquired during 2004 are subject to ground leases with initial terms ranging from 41 to 80 years, and 16 of the ground leases contain renewal options for terms of 30 to 50 years.

During the nine months ended September 30, 2004, we also acquired a parcel of land through a direct financing transaction and entered into a 10-year lease agreement relating to the Property. The lease contains a bargain purchase option that may be exercised by the tenant at the beginning of the fifth lease year. Minimum lease payments related to the direct financing lease are subordinate to a first mortgage construction loan entered into by the tenant to fund development costs related to the Property.

In accordance with SFAS 141, we allocate the value associated with having in-place operating leases at the date of acquisition to an intangible lease asset or liability considering factors associated with lease origination costs, customer relationships and above or below market leases. During the nine months ended September 30, 2004, we allocated $61.9 million of acquired real estate value to in-place lease origination costs and customer relationships, which are amortized over the remaining terms of the leases acquired with each Property. In addition, we allocated $7.2 million to an intangible lease asset related to above market lease values and $4.5 million to an intangible lease liability related to below market lease values. These components are amortized to rental income from operating leases over the remaining terms of the leases acquired with each Property.

During the nine months ended September 20, 2004, one Property that was under construction at December 31, 2003, and three Properties that were under construction when acquired in March 2004, commenced operations.

At September 30, 2004, our restricted cash balance included $1.6 million being held in escrow to fund the acquisition of four Properties that we had entered into initial commitments to acquire. We expect to acquire these Properties during the fourth quarter of 2004. There can be no assurance that these transactions will be consummated.

Other Investments

In August 2004, we acquired a 55% interest in DASCO for $6.0 million including closing costs. We allocated $5.8 million to goodwill which represents the excess of the purchase price paid plus closing costs over the fair market value of the tangible assets (office furniture and equipment) acquired in the business acquisition. The purchase of the 55% interest in DASCO has provided and may continue to provide opportunities for us to participate in an ongoing pipeline of new medical office development and acquisition opportunities as well as enter the business of managing Medical Office buildings. DASCO operated 28 of our Medical Office Buildings at September 30, 2004.

Investments Subsequent to September 30, 2004 and Pending Investments

In November 2004, we acquired an equity interest in an entity that owns a Medical Office Building for an aggregate purchase price of $16.8 million, assumed a $10.6 million mortgage loan and used cash available at September 30, 2004 to purchase the Property.

As of November 3, 2004, we had commitments to acquire 11 Seniors’ Housing facilities for $180 million, three Medical Office Buildings for $12.6 million and a parcel of land for $20.0 million, subject to the fulfillment of certain conditions. It is expected that the Seniors’ Housing facilities, consisting primarily of assisted living units, will be leased to affiliates of Aureus Group, LLC and will be operated by Sunrise.  Two of the Medical Office Buildings contain an aggregate of 87,400 square feet, are leased to various third-party physicians and health care providers and are expected to be managed by DASCO. The third Medical Office Building is under construction and has a $14.3 million construction loan facility. It is expected that the parcel of land will be acquired in a direct financing transaction and that the tenant will construct a Seniors’ Housing facility on the land.

Borrowings

Line of Credit. We have an $85.0 million revolving line of credit that may be amended to allow the line of credit to be increased up to $125.0 million. Eleven Properties with an aggregate real estate value of $120.9 million collateralize the $85.0 million revolving line of credit; however, the collateral provided by these 11 Properties only allows us to draw up to $71.4 million. This credit facility requires payments of interest only at LIBOR plus a percentage that fluctuates until maturity (4.23% at September 30, 2004), depending on our aggregate amount of debt outstanding in relation to our total assets. The line has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. We may use the revolving line of credit to fund acquisitions, pay fees, make distributions and fund working capital for general business purposes. Periodically, we expect to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. As of September 30, 2004, we had an outstanding balance of $20.0 million on the line of credit which matures in March 2005. We expect to extend the existing maturity date one additional year with comparable terms as allowed under the loan agreement.

As of May 1, 2004, we elected to terminate a $50.0 million credit facility.

Permanent Financing. During the nine months ended September 30, 2004, we obtained $520.2 million in permanent financing by assuming existing debt on various Properties acquired and by encumbering certain existing Properties with new debt. In addition, we extinguished $25.6 million in variable rate debt using proceeds from new permanent financing. As of September 30, 2004, our aggregate permanent financing was $767.6 million and was collateralized by Properties with an aggregate net book value of $1.6 billion. We have approximately $1.1 million in principal amortization due during the remainder of 2004 and $116.7 million due in 2005. Several loans that mature in 2005 contain extension options that we expect to exercise. We also expect to refinance certain loans and use offering proceeds to repay the maturing loans.

Approximately 43% of our mortgage notes payable at September 30, 2004, were subject to variable interest rates that are adjustable monthly or quarterly. Fixed interest rates range from 5.09% to 8.42% with a weighted average rate of 6.06%. Certain fixed rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may preclude repayment of the loans prior to their maturity dates. Substantially all of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties. Certain loans contain extension options with terms similar to the initial loan terms. In addition, certain loans contain provisions that allow us to convert variable interest rates to fixed interest rates based on US Treasury rates plus a premium at the time the conversion option is exercised.

During the nine months ended September 30 2004, we incurred $10.2 million in loan costs in connection with the placement and assumption of permanent financing facilities.

The table below summarizes permanent financing that we obtained during the nine months ended September 30, 2004 (dollars in thousands):

Funded or Assumed
Date	Amount	Maturity Date	Interest Rate
Fixed Rate Debt:
January and April 2004 (1)	$ 60,000	January 2009	5.38%
January 2004	74,645	February 2011	5.96%
February 2004	33,139	April 2008	8.17%
April 2004	84,247	August 2008 - February 2013	5.09% - 8.35%
August 2004	6,361	July 2010 -	7.21% - 8.42%
		September 2011
	258,392
Variable Rate Debt:
February 2004	48,740	June 2008	30-day LIBOR plus 3.70%; 5.95% floor
February 2004	192,680	October 2005 - April 2008	Fannie Mae Discount MBS rate plus .90% to 1.04%
March 2004	20,400	March 2007	30-day commercial paper rate plus 3.15%
	261,820
	$ 520,212

(1)	Debt contains delayed funding options to a maximum of $130 million. In January 2004, we drew $30 million bearing interest at 5.25% and in April 2004, we drew an additional $30 million bearing interest at 5.50%. We are required to draw the remaining $70 million bearing interest at 6.15% by January 2005. Upon final funding, the debt will bear interest at a blended interest rate of 5.79%.

Construction Financing. During the nine months ended September 30, 2004, we drew $60.4 million under construction loans related to certain Properties under various stages of development. Total construction loans outstanding at September 30, 2004, were $67.8 million, and total liquidity remaining was $63.3 million. The loans are variable interest rate loans and mature from November 2006 to December 2007. We anticipate that we will obtain permanent financing or use proceeds from our offerings to pay the construction loans as they become due.

Bonds Payable. We have non-interest bearing life care bonds payable to certain residents of our two CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the nine months ended September 30, 2004, we issued new bonds to new residents of these retirement facilities totaling $8.6 million, and used the proceeds from the new bonds to retire $5.6 million of the existing bonds. As of September 30, 2004, the bonds payable had an outstanding balance of $93.1 million.

Contractual Obligations and Commitments

The following table presents our contractual cash obligations and related payment periods as of September 30, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$5,761	$225,636	$250,074	$286,108	$767,579
Revolving line of credit	20,000	—	—	—	20,000
Bonds payable (1)	—	—	—	93,103	93,103
Construction loans payable	—	38,241	29,519	—	67,760
Ground leases	318	639	646	16,184	17,787
Security deposits and rent support	—	—	—	27,956	27,956
	$26,079	$264,516	$280,239	$423,351	$994,185

(1)	It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

The following table presents our commitments, contingencies and guarantees and related expiration periods as of September 30, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of unsecured promissory note of unconsolidated subsidiary (1)	$2,387	$—	$—	$—	$2,387
Earnout provisions (2)	18,950	9,779	—	—	28,729
Capital improvements to investment Properties	34,568	18,671	—	—	53,239
Pending investments (3)	42,720	—	—	—	42,720
	$98,625	$28,450	$—	$—	$127,075

(1)	In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures November 30, 2004. As of September 30, 2004, the unsecured promissory note has an outstanding balance of $14.3 million. We have not been required to fund any amounts under this guarantee. In the event we are required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)	In connection with the acquisition of 29 Properties, we may be required to make additional payments if certain earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, our initial investment in the Property and the fair value of the Property. In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to an additional seven Properties are subject to future values and events which are not quantifiable at September 30, 2004, and are not included in the table above.

(3)	As of September 30, 2004, we had commitments to acquire four Medical Office Buildings, subject to the fulfillment of certain conditions.

Market Risk

See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

Until Properties are acquired or developed or Mortgage Loans are entered into, we may accumulate significant amounts of cash from offering proceeds or permanent financings. The net offering proceeds are held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Mortgage Loans and take advantage of favorable capital market conditions. At September 30, 2004, we had $149.8 million invested in short-term investments as compared to $167.1 million at December 31, 2003. The decrease was primarily attributable to the cash used to purchase 83 Properties, offset by offering proceeds received from the sale of shares of common stock and placement of permanent financing during the nine months ended September 30, 2004.

Accounts and Other Receivables

Our accounts and other receivables balance increased from $12.2 million at December 31, 2003 to $15.2 million as of September 30, 2004. The increase was primarily due to an increase in rental revenues receivable from $11.2 million at December 31, 2003 to $16.3 million at September 30, 2004, offset by a $2.3 million reserve for doubtful accounts. Past due amounts aggregated $8.3 million at September 30, 2004. We have experienced delays in receiving current rent amounts due on certain Seniors' Housing facilities as a result of several tenants experiencing higher than expected property operating expenses. These tenants are thinly capitalized and rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases. Four of the HRA Tenants have past due amounts aggregating $4.4 million at September 30, 2004. We have been and will continue to work with these tenants and the operators of the respective Properties to implement a plan to increase operating efficiencies in order to reduce property operating expenses to enhance cash flow generated from the Properties in the coming year to fund current and past due rent obligations under the leases.

Distributions

During the nine months ended September 30, 2004 and 2003, we generated cash from operations of $107.4 million and $37.1 million, respectively, which included the draw on operator rent guarantees of $11.4 million and $3.6 million, respectively, and unrestricted security deposits received from tenants of $7.3 million and $3.1 million during such periods. We declared and paid distributions to our stockholders of $105.9 million and $37.3 million during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2003, $0.2 million of distributions was supported by cash generated from prior period operating activities. In addition, on October 1 and November 1, 2004, we declared distributions to stockholders of record on those dates of $0.0592 per share of common stock. These distributions are payable by December 31, 2004.

Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes. Our acquisition strategy has focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies as we invest the proceeds received from the sale of shares of common stock. As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments at lower returns prior to making these purchases. Therefore, distributions paid to stockholders may periodically be greater than cash flows generated from operations. We expect to continue a large portfolio investment strategy during 2004 and 2005, and may borrow funds from the revolving line of credit to make distributions to stockholders.

For the nine months ended September 30, 2004 and 2003, approximately 61% and 80%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 39% and 20%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the nine months ended September 30, 2004 and 2003, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital. We intend to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Liquidity Requirements

We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders. To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we will use borrowings under our revolving line of credit. We expect to meet our other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, and the investment in Mortgage Loans and other permitted investments, with proceeds from our offerings, advances under our revolving line of credit and permanent financing. We expect to meet our long-term liquidity requirements through short- or long-term, collateralized or uncollateralized debt financing or equity financing.

Seniors' Housing facilities are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, these tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, we may make fixed asset expenditures, in which case the annual minimum rent will be increased. We believe that current tenant reserves are sufficient to meet foreseen FF&E repairs. The Medical Office Buildings contain both triple-net and gross basis leases. With respect to the gross leases we generally recover increases in building operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount from the tenants, as specified in the lease agreements.

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

Results of Operations

Comparison of the quarter and nine months ended September 30, 2004 to the quarter and nine months ended September 30, 2003.

We operate in one business segment which is the ownership and leasing of health care-related real estate.

Net income for the nine months ended September 30, 2004 totaled $86.4 million or $0.43 per share of common stock, as compared to net income of $37.2 million or $0.50 per share of common stock for the same period in 2003. Net income for the quarters ended September 30, 2004 and 2003 was $28.9 million or $0.13 per share, and $15.8 million or $0.16 per share, respectively. The increase in net income is primarily due to an increase in rental income from the Properties that we acquired during the latter part of 2003 and 2004 offset by increases in interest expense and loan cost amortization as a result of an increase in our average outstanding debt, provisions for accounts receivable reserves and an impairment charge related to the proposed sale of a Seniors' Housing facility. These changes are discussed in further detail below. Although net income increased significantly for the quarter and nine month period, it decreased on a per share basis primarily due to significantly higher outstanding shares.

At September 30, 2004, we owned 202 Properties, including 83 Properties that were acquired in 2004, compared to owning 92 Properties at September 30, 2003. As a result in the increase of the number and value of owned Properties, we earned rental and earned income from our leases of $179.3 million for the nine months ended September 30, 2004 compared to $56.6 million for the nine months ended September 30, 2003 ($68.1 million and $24.4 million for the quarters ended September 30, 2004 and 2003, respectively). We also earned $3.5 million and $1.5 million in FF&E reserve income during the nine months ended September 30, 2004 and 2003, respectively ($1.2 million and $0.6 million for the quarters ended September 30, 2004 and 2003, respectively). Since 83 Properties were owned for only a portion of 2004 and we expect to acquire additional Properties during 2004, results of operations are not expected to be indicative of future periods. Rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

With the acquisition of the 50 Medical Office Buildings in 2004, we earned $2.2 million in tenant expense reimbursement revenue, ($1.5 million for the quarter ended September 30, 2004), representing contractual recoveries from tenants of 41% of our Medical Office Building operating expenses.

During the nine months ended September 30, 2004 and 2003, we also earned $2.8 million and $1.1 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments ($1.3 million and $0.5 million was earned during the quarters ended September 30, 2004 and 2003, respectively). The increase in interest income is due to an increase in the average amount invested in short-term investments during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. As net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of our total revenues earned from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease. Included in interest and other income for the nine months ended September 30, 2003 was $0.1 million in interest income related to accounts and other receivables.

During the nine months ended September 30, 2004, interest and other income also included $0.5 million in development, marketing and property management fees.

Interest and loan cost amortization expense was $30.4 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively ($10.8 million and $2.6 million for the quarters ended September 30, 2004 and 2003, respectively). The increase was a result of our increasing the average amount of debt outstanding from $113.4 million for the nine months ended September 30, 2003, to $682.4 million for the nine months ended September 30, 2004. The weighted average interest rate was approximately 5.1% for each of the nine months ended September 30, 2004 and 2003. In addition, we wrote off $1.1 million in loan costs during the nine months ended September 30, 2004 as a result of the early extinguishment of debt.

General and administrative expenses and asset management fees were $18.6 million and $6.2 million for the nine months ended September 30, 2004 and 2003, respectively, representing 10.0% and 10.4% of net revenues, respectively ($7.7 million and $2.5 million for the quarters ended September 30, 2004 and 2003, respectively). The increase in expenses is directly related to the increased number and value of owned Properties as well as the general and administrative expenses related to DASCO. The dollar amount of general and administrative expenses and asset management fees is expected to increase as we acquire additional Properties and invest in Mortgage Loans; however, expenses as a percentage of net revenues are expected to decrease.

Total property-related operating expenses for the nine months ended September 30, 2004 and 2003, were $6.4 million and $26,000, respectively ($4.2 million and $7,000 for the quarters ended September 30, 2004 and 2003, respectively). The increase was primarily due to the acquisition of the Medical Office Buildings in the second and third quarters of 2004, where we are generally responsible for property operating expenses, however, under the terms of the leases, we recover a portion of the expenses from the tenants. Property operating expenses related to Medical Office Buildings were $3.7 million and $5.5 million for the quarter and nine months ended September 30, 2004, respectively. Property expenses related to Seniors' Housing facilities increased proportionately to the increase in the number of Seniors' Housing facilities owned during the respective quarters and nine months ended September 30, 2003 and 2004.

During the nine months ended September 30, 2004, we recognized a provision for loss of $2.3 million related to doubtful accounts receivable as discussed in the "Accounts and Other Receivables" section above.

In November 2004, we determined that one of our Seniors' Housing facilities would be held for sale. In conjunction with this decision, we recognized an impairment loss of $1.9 million during the quarter and nine months ended September 30, 2004 representing the write-down of the Property to its estimated fair value less selling costs.

Depreciation and amortization expense was $42.4 million for the nine months ended September 30, 2004, compared to $10.6 million for the nine months ended September 30, 2003 ($18.0 million and $4.7 million for the quarters ended September 30, 2004 and 2003, respectively), as a result of our owning 125 additional operating Properties subject to operating leases during 2004.

Major Tenants and Operators

At September 30, 2004, we leased our 152 Seniors' Housing facilities to 19 tenants. Horizon Bay and the HRA Tenants contributed 21% and 31%, respectively, of our total revenues, excluding interest and other income, for the nine months ended September 30, 2004. Several of our tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases. Our other tenants include subsidiaries or affiliates of: American Retirement Corporation ("ARC"); Eby Realty Group, LLC; Erickson Retirement Communities, LLC; Greenwalt Corporation; Horizon Bay Management, LLC ("Horizon Bay"); Prime Care Properties, LLC; Summit Companies, Incorporated; Solomon Senior Living Holdings, LLC; and Sunrise Senior Living Services, Inc. ("Sunrise"). At September 30, 2004, our 50 Medical Office Buildings were leased to approximately 700 tenants.

 The following table summarizes information about our operator concentration based on annualized rental revenue as of September 30, 2004 (dollars in thousands):

	Number of Facilities	Annualized Revenue (1)	Percent of Revenue
Seniors' Housing:
Sunrise Senior Living Services, Inc.	99	$129,930	46%
Horizon Bay Management, LLC	20	61,958	21%
Harbor Assisted Living, LLC	9	8,846	3%
American Retirement Corporation	8	17,616	6%
Eby Realty Group, LLC	6	4,040	1%
Erickson Retirement Communities, LLC	5	15,102	5%
CateredLife Communities, Inc.	5	4,078	1%
	152	241,570	83%
Medical Office Buildings:
DASCO	28	21,025	7%
Ten third-party managers	22	28,737	10%
	50	49,762	17%
	202	$291,332	100%

(1) For operating leases, reflects annual base rents and for direct financing leases, reflects annual interest earned, straight-lined over the term of the leases.

To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, we may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of September 30, 2004, we held $28.0 million in security deposits and rent support related to certain Properties as well as various guarantees or required cash reserves to be held by the tenant for payment of minimum rent.

In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors' Housing facilities that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004 one of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenant's rent obligations related to three additional Seniors' Housing facilities under development until such time the operating performance of the Properties achieves predetermined rent coverage thresholds.

We had the following additional limited guarantees as of September 30, 2004 (dollars in thousands):

			Guarantee
Guarantor	Number of Properties	Date Acquired	Maximum	Used Since Acquired	Remaining Balance
Sunrise	1	April 2000	$2,770	$2,106	$664
Marriott International	5	May 2002	5,880	5,869	11
Sunrise/cash reserves	22	November 2003	10,500	7,468	3,032

We anticipate that the $11,000 remaining Marriott International guarantee at September 30, 2004 will be depleted in the fourth quarter of 2004. We are working with the tenant and operator of the five Properties to implement a plan to enhance cash flow generated from the Properties in the coming year. In addition, we are evaluating strategic alternatives related to certain Properties within the five-Property portfolio.

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of certain lessees, their guarantors or the Sunrise, ARC or Horizon Bay brands would significantly impact the results of our operations.

Funds from Operations

We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the nine months ended September 30, 2004 and 2003, net income included $28.3 million and $5.5 million, respectively, of these amounts.) We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net earnings), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with net income and cash flows as reported in the accompanying unaudited consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$28,914	$15,814	$86,406	$37,231
Adjustments:
Effect of unconsolidated subsidiary	2	66	6	195
Depreciation of real estate assets	15,151	3,632	36,808	9,004
Amortization of lease intangibles	2,807	190	5,479	644
Minority interests depreciation	(51)	¯	(51)	―
FFO	$46,823	$19,702	$128,648	$47,074

Other

Inflation and Trends

Our Seniors' Housing leases are triple-net leases and contain provisions that we believe will mitigate the effect of inflation. These provisions include clauses requiring automatic increases in base rent at specified times during the term of the lease (generally on an annual basis) and the payment of contingent rent if Properties achieve specified operating thresholds (based on factors such as a percentage of gross revenue above a specified level). We have also invested in Medical Office Buildings, which include both triple-net and gross basis leases. These leases also contain provisions that mitigate the effect of inflation, such as scheduled base rent increases during the lease terms and with respect to gross leases, the reimbursement of future increases in operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount. Inflation and changing prices may have an adverse impact on the potential disposition of the Properties and on appreciation of the Properties.

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

We have entered into an advisory agreement with the Advisor pursuant to which the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarter and nine months ended September 30, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):
	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Acquisition fees (1):
From offering proceeds	$3,262	$14,111	$34,992	$31,936
From debt proceeds	255	5,932	25,358	8,931
	3,517	20,043	60,350	40,867

Asset management fees (2)	3,635	1,121	9,142	2,626

Reimbursable expenses (3):
Acquisition expenses	89	196	322	244
General and administrative expenses	1,027	119	3,334	673
	1,116	315	3,656	917
	$8,268	$21,479	$73,148	$44,410

(1)	Acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.0% of gross offering proceeds under the 2004 Offering and loan proceeds from permanent financing (4.5% under the Prior Offerings gross offering proceeds and loan proceeds), excluding that portion of the permanent financing used to finance Secured Equipment Leases.

If we list our common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 4.0% of amounts outstanding on the line of credit, if any, at the time of listing.

(2)	Monthly asset management fee of 0.05% of our real estate asset value, as defined in the Advisory Agreement dated May 14, 2004, and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)	Reimbursement of administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the advisory agreement, the Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap in any Expense Year. Operating expenses for the Expense Years ended September 30, 2004 and 2003, did not exceed the Expense Cap.

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

During the nine months ended September 30, 2004 and 2003, we incurred the following fees (in thousands):

	Nine Months Ended September 30,
	2004	2003

Selling commissions	$57,449	$53,280
Marketing support fee	5,056	3,552
Offering and due diligence costs	16,411	11,218
	$78,916	$68,050

Amounts due to related parties consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$—	$372
Accounting and administrative services	442	304
Acquisition fees and expenses	1,054	815
	1,496	1,491

Due to CNL Securities Corp.:
Selling commissions	939	1,366
Marketing support fees and due diligence expense reimbursements	75	91
Soliciting dealer servicing fee	—	310
	1,014	1,767
	$2,510	$3,258

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). In March 2004, CCM made the arrangements for the $20.4 million commercial paper loan described in Note 9 to the Notes to the Condensed Consolidated Financial Statements in Item 1. CCM was paid a $0.2 million structuring fee, which is included in our deferred loan costs as of September 30, 2004, and is being amortized over the term of the loan. In addition, the monthly interest payment due under this loan and the $23.5 million commercial paper loan also described in Note 9 to the Notes to the Condensed Consolidated Financial Statements in Item 1 include a margin of 40 and 30 basis points, respectively, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. As of September 30, 2004 and 2003, $82,000 and $0.2 million, respectively, was paid to CCM related to these services.

We maintain bank accounts in a bank in which certain of our officers and directors serve as directors and are stockholders. The amount deposited with this bank was $25.0 million at September 30, 2004.

We own a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the nine months ended September 30, 2004, we received $99,010 in distributions from the partnership.

On September 1, 2004, a company which is owned by our chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with the HRA Tenants to the remaining members of the limited liability company. The HRA Tenants contributed 31% and 35% of our total revenues, excluding interest and other income, for the nine months ended September 30, 2004 and 2003, respectively (27% and 31% for the quarters ended September 30, 2004 and 2003, respectively).

Our chairman of the board is also a director in a hospital that leases office space in seven of our Medical Office Buildings that were acquired in August 2004. Additionally, one of our independent directors is a director in a hospital that leases office space in one of our Medical Office Buildings that was acquired in April 2004. During the quarter and nine months ended September 30, 2004, these hospitals contributed less than 1% of our total revenues, excluding interest and other income.

Critical Accounting Policies

Allocation of Purchase Price for Acquisition of Properties. We allocate the purchase costs of Properties to the tangible and intangible assets acquired and the liabilities assumed as provided by SFAS 141, "Business Combinations." For each acquisition, we assess the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and the value of customer relationships based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

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

Leases. Our leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases," and have been accounted for as either operating leases or direct financing leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, we assume that all payments to be received under our leases are collectible. Changes in our estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

Impairments. We evaluate our Properties and other long-lived assets on a quarterly basis, or upon the occurrence of significant changes in the operations, to assess whether any impairment indications are present that affect the recovery of the carrying amount of an individual asset by comparing the sum of expected undiscounted cash flows from the asset over its anticipated holding period, including the asset's estimated residual value, to the carrying value. If impairment is indicated, a loss is provided to reduce the carrying value of the property to its estimated fair value.

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

Goodwill. We allocate the excess of the aggregate purchase price paid for Properties or interests in Properties over the fair market value of the tangible assets acquired in business acquisitions accounted for as a purchase. Goodwill is not subject to amortization but is subject to quarterly impairment analysis.

Statement Regarding Forward Looking Information

The preceding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as "believe," "expect" and "may." Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under our line of credit, continued availability of proceeds from our equity offerings, our ability to obtain permanent financing on satisfactory terms, our ability to continue to locate suitable Properties, tenants for our Properties and borrowers for our Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Approximately 48% of our mortgages and construction loans payable at September 30, 2004 were subject to variable interest rates; therefore, we are exposed to market changes in interest rates. At September 30, 2004, a hypothetical 100 basis point increase in LIBOR rates would have resulted in additional interest expense of approximately $3.0 million, excluding capitalized interest. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

We are also subject to interest rate risk through outstanding balances on our variable rate line of credit. We had $20.0 million outstanding at September 30, 2004.

To mitigate interest rate risk, we may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds should interest rates rise substantially. Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

Following is a summary of our permanent financing, construction loans and line of credit obligations at September 30, 2004 (in thousands):

	Expected Maturities
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt:	$—	$—	$—	$—	$93,005	$344,144	$437,149	$437,149
Average Interest Rate	—	—	—	—	6.72%	5.80%	6.07%

Variable Rate Debt:	$—	$138,550	$75,136	$84,104	$120,400	—	$418,190	$418,190
Average Interest Rate	—	2.66%	4.24%	5.33%	3.78%	—	3.80%

ITEM 4.     CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective in alerting our management in a timely manner to information required to be disclosed in our periodic SEC filings.

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings.

As previously reported in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, on February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including the Company, the Advisor and two operators that manage certain Properties owned by the Company that are located in California. The plaintiffs seek restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. The Company and the Advisor were made parties to the litigation by receipt of service of process on April 27, 2004, and in May 2004, the Company submitted a written response to the plaintiffs. Although management is not able to predict the outcome, management is working with legal counsel to seek dismissal from the lawsuit because the Company and the Advisor did not enter into any resident contracts with plaintiffs. Rather, the Company is merely the owner of the real estate, and not the operator of the retirement Properties. In September 2004, the plaintiffs agreed to dismiss us from the litigation. The request for dismissal has been submitted to the Court and the Court is expected to grant the request.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

In October 1998, we implemented a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of our common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, we may, at our option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period. The following table contains information related to all common stock purchased by us during the nine months ended September 30, 2004, which consisted of shares redeemed pursuant to the redemption plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2004	—	$—	—	$—
February 1-29, 2004	—	—	—	—
March 1-31, 2004	44,167	9.20	44,167	18,850,447
April 1-30, 2004	—	—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	105,535	9.50	105,535	30,308,054
July 1-31, 2004	—	—	—	—
August 1-31, 2004	—	—	—	—
September 1-30, 2004	211,953	9.50	211,953	41,849,651
	361,655	$9.46	361,655	$41,849,651

Item 3.    Defaults upon Senior Securities. Inapplicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
(a)	The annual meeting of stockholders of the Company was held in Orlando, Florida on June 24, 2004, with the vote under proposal 2 (described below) being adjourned until a second meeting on July 12, 2004. The meetings were held for the purpose of (i) electing the board of directors; and (ii) approving a proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized common shares from 450 million shares to one billion shares.

(b)	Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act and there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	Two proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Robert A. Bourne	119,922,853	2,478,088
David W. Dunbar	119,963,570	2,437,371
James W. Duncan, Jr.	119,973,953	2,426,988
Edward A. Moses	119,920,459	2,480,482
James M. Seneff, Jr.	119,975,372	2,425,569

2.	The stockholders approved a proposal to increase the number of common shares.

For	Against	Abstentions
106,379,736	8,765,503	7,255,622

Item 5.    Other Information.  None.

Item 6.    Exhibits.

(a)    Exhibits:

3.1	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, as amended, and incorporated herein by reference.)

3.2	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 1999, and incorporated herein by reference.)

3.3	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Pre-effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed March 31, 2000, and incorporated herein by reference.)

3.4	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Post-effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003, and incorporated herein by reference.)

3.5	Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004 (filed herewith.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.5 to Registrant’s Registration Statement on Form S-11 (Registration No.333-107486) filed March 23, 2004 and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 3, 2004, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant’s on Form S-11filed March 23, 2000, and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.14 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 (No. 333-37480) filed November 29, 2001, and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement - AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.15 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.16 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.17 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement - AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement - AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.22 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-76538) filed May 10, 2002, and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.23 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.24 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS - MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit 10.30 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit 10.31 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement - AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.26
Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as Exhibit 10.27 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as Exhibit 10.28 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.36 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.37 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as Exhibit 10.38 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as Exhibit 10.39 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue - Bellevue, Washington. (Included as Exhibit 10.40 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa - Santa Rosa, California. (Included as Exhibit 10.43 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa - Tulsa, Oklahoma. (Included as Exhibit 10.44 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings - Atlanta, Georgia. (Included as Exhibit 10.45 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood - Lynnwood, Washington. (Included as Exhibit 10.46 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.47 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet - Hemet, California. (Included as Exhibit 10.48 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth - Plymouth, Massachusetts. (Included as Exhibit 10.49 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby - Willoughby, Ohio. (Included as Exhibit 10.50 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.51 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois; Brighton Gardens of Tulsa - Tulsa, Oklahoma; MapleRidge of Hemet - Hemet, California; MapleRidge of Plymouth - Plymouth, Massachusetts; MapleRidge of Willoughby - Willoughby, Ohio and Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.52 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue - Bellevue, Washington; Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa - Santa Rosa, California; Brighton Gardens of Vinings - Atlanta, Georgia; Hearthside of Lynnwood - Lynnwood, Washington and Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.53 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community - Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Included as Exhibit 10.54 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community - Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.51	Purchase and Sale Agreement by and among WEC 99C-1, LLC, WEC 99C-2, LLC, WEC 99C-3, LLC, WEC 99C-4, LLC, WEC 99C-5, LLC, WEC 99C-6, LLC, WEC 99C-7, LLC, WEC 99C-8, LLC, WEC 99C-9, LLC, WEC 99C-10, LLC, WEC 99C-11, LLC, WEC 99C-12, LLC, WEC 99C-13, LLC, and WEC 99C-14, LLC, respectively, as Sellers, and CNL Retirement Properties, Inc., as Purchaser dated August 29, 2003. (Included as Exhibit 10.59 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed October 21, 2003, and incorporated herein by reference.)

10.52	Purchase and Sale Agreement by and among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise, LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003. (Included as Exhibit 10.60 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

10.53	Pooling Agreement by and among Sunrise Senior Living Management, Inc., as Manager and Twenty Pack Management Corp., Sunrise Five Forks Assisted Living, L.L.C., Sunrise Development, Inc. and Sunrise Madison Senior Living, L.L.C., as Owners and CNL Retirement Sun1, LP, CNL Retirement Sun1 Beverly Hills CA, LP, CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Sun1 Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ, LP, as Landlords dated September 30, 2003. (Included as Exhibit 10.61 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003 and incorporated herein by reference.)

10.54	Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.62 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.55	First Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 30, 2003 (Included as Exhibit 10.63 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.56	Second Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.64 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.57	Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.65 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.58	Fourth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 16, 2004 (Included as Exhibit 10.66 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.59	Fifth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.67 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.60	Sixth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 2, 2004 (Included as Exhibit 10.68 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.61	Seventh Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.69 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.62	Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.70 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.63	First Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.71 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.64	Second Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.72 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.65	Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.66	Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.67	Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Seller, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004 (Included as Exhibit 10.75 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this 5th day of November, 2004

CNL RETIREMENT PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison, III
THOMAS J. HUTCHISON, III
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Stuart J. Beebe
STUART J. BEEBE
Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

EXHIBITS

EXHIBIT INDEX

Exhibit Index

3.1	Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003. (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed on July 30, 2003, as amended, and incorporated herein by reference.)

3.2	CNL Health Care Properties, Inc. Bylaws. (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed on March 5, 1999, and incorporated herein by reference.)

3.3	Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc. (Included as Exhibit 3.6 to Pre-effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed March 31, 2000, and incorporated herein by reference.)

3.4	Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.7 to Post-effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003, and incorporated herein by reference.)

3.5	Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004 (filed herewith.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.5 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-107486) filed March 23, 2004, and incorporated herein by reference.)

10.1	Advisory Agreement, dated as of May 3, 2004 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, and Stuart J. Beebe dated July 15, 2002. (Included as Exhibit 10.2 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3	Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant’s on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

10.4	Purchase and Sale Agreement between CNL Health Care Partners, LP and Marriott Senior Living Services, Inc., relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.4 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5	Lease Agreement between CNL Health Care Partners, LP and BG Orland Park, LLC dated April 20, 2000, relating to the Brighton Gardens by Marriott - Orland Park, Illinois. (Included as Exhibit 10.5 to the March 31, 2000, Report on Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.6	Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003. (Included as Exhibit 10.47 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.7	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.14 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 (No. 333-37480) filed November 29, 2001, and incorporated herein by reference.)

10.8	Lease Agreement between CNL Retirement - AM/Texas, LP and ARC Pecan Park, L.P. dated November 9, 2001, relating to the Broadway Plaza at Pecan Park - Arlington, Texas. (Included as Exhibit 10.15 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract between CNL Retirement Corp. and American Retirement Corporation, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.16 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.10	Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Boca Raton, Inc. dated November 9, 2001, relating to the Homewood Residence of Boca Raton - Boca Raton, Florida. (Included as Exhibit 10.17 to Post-Effective Amendment No. Six to the Registrant’s Registration Statement on Form S-11 filed November 29, 2001, and incorporated herein by reference.)

10.11	Lease Agreement between CNL Retirement - AM/Illinois LP and ARC Holley Court, LLC dated 11, 2002, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.18 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.12	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and ARC Holley Court, LLC, as Seller, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.19 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.13	Lease Agreement between CNL Retirement - AM/Florida, LP and ARC Coconut Creek, LLC dated February 11, 2002, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.20 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.14	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Homewood Residence of Coconut Creek - Coconut Creek, Florida. (Included as Exhibit 10.21 to Post-Effective Amendment No. Seven to the Registrant’s Registration Statement on Form S-11 filed February 28, 2002, and incorporated herein by reference.)

10.15	Lease Agreement between CNL Retirement - AM/Colorado LP and ARC Greenwood Village, Inc. dated March 21, 2002, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.22 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-76538) filed May 10, 2002, and incorporated herein by reference.)

10.16	Real Estate Purchase and Sale Contract between CNL Retirement Corp., as Buyer, and American Retirement Corporation, as Seller, relating to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.23 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.17	Loan Agreement between ARC Holley Court, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender, relating to the Holley Court Terrace - Oak Park, Illinois. (Included as Exhibit 10.24 to Pre-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed May 10, 2002, and incorporated herein by reference.)

10.18	Lease Agreement between CNL Retirement Camarillo CA, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Camarillo, California. (Included as Exhibit 10.25 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.19	Lease Agreement between CNL Retirement Towson MD, LP and HRA Management Corporation dated May 16, 2002, relating to the Brighton Gardens Senior Living Community at Towson, Maryland. (Included as Exhibit 10.26 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.20	Lease Agreement between CNL Retirement Clayton OH, LP and HRA Management Corporation dated May 17, 2002, relating to the MapleRidge Senior Living Community at Clayton, Ohio. (Included as Exhibit 10.27 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.21	Lease Agreement between CNL Retirement Dartmouth MA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Dartmouth, Massachusetts. (Included as Exhibit 10.28 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.22	Lease Agreement between CNL Retirement Laguna Creek CA, LP and HRA Management Corporation dated May 16, 2002, relating to the MapleRidge Senior Living Community at Laguna Creek, Elk Grove, California. (Included as Exhibit 10.29 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.23	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., VCS, Inc. and MSLS - MapleRidge, Inc., as Sellers, Marriott International, Inc. and CNL Retirement MA1, LP, as Purchaser, and HRA Management Corporation, as Tenant, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit 10.30 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.24	Loan Agreement between Five Pack Retirement 2002, LLC, Lender, and CNL Retirement Clayton OH, LP, CNL Retirement Laguna Creek CA, LP, CNL Retirement Camarillo CA, LP, CNL Retirement Dartmouth MA, LP, CNL Retirement Towson MD, LP, Borrowers, and U.S. Bank, National Association, Collateral Agent, relating to the Brighton Gardens of Camarillo - Camarillo, California; Brighton Gardens of Towson - Towson, Maryland; Marriott MapleRidge of Clayton - Clayton, Ohio; Marriott MapleRidge of Dartmouth - Dartmouth, Massachusetts; and Marriott MapleRidge of Laguna Creek - Elk Grove, California. (Included as Exhibit 10.31 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed July 31, 2002, and incorporated herein by reference.)

10.25	Loan Agreement between General Electric Capital Corporation, as Lender, and CNL Retirement - AM/Colorado, LP, as Borrower, dated August 8, 2002, related to the Heritage Club at Greenwood Village - Greenwood Village, Colorado. (Included as Exhibit 10.25 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.26	Mortgage Loan Agreement between CNL Retirement Properties, Inc., as Lender, and DSTS, LLC, as Borrower, dated August 12, 2002, related to the Vero Beach, Florida land. (Included as Exhibit 10.26 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.27	Refinancing and Acquisition Agreement dated September 30, 2002, between CNL Retirement Partners, LP, and Prime Care Properties, LLC, PC1, LLC, PC2, LLC, Prime Care One, LLC, Prime Care Two, LLC and Thomas E. Phillippe, Jr., relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as Exhibit 10.27 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.28	Lease Agreement dated September 30, 2002, between CNL Retirement PC1 Naples FL, LP, CNL Retirement PC1 Venice FL, LP, CNL Retirement PC1 New Jersey, LP, CNL Retirement PC1 Friendship Heights MD, LP, CNL Retirement PC1 North Carolina, LP, CNL Retirement PC1 Stamford CT, LP, CNL Retirement PC1 Buckhead GA, LP and CNL Retirement PC1 Brentwood TN, LP, as Lessors, Prime Care One, LLC and Prime Care Two, LLC, as Lessees, relating to the Brighton Gardens of Venice - Venice, Florida; Brighton Gardens of Mountainside - Mountainside, New Jersey; Brighton Gardens of Friendship Heights - Chevy Chase, Maryland; Brighton Gardens of Charlotte - Charlotte, North Carolina; Brighton Gardens of Winston-Salem - Winston Salem, North Carolina; Brighton Gardens of Raleigh - Raleigh, North Carolina; Brighton Gardens of Brentwood - Brentwood, Tennessee; Brighton Gardens of Stamford - Stamford, Connecticut; Brighton Gardens of Middleton - Middleton, New Jersey; Brighton Gardens of Buckhead - Atlanta, Georgia; Brighton Gardens of Naples - Naples, Florida. (Included as Exhibit 10.28 to the Registrant's September 30, 2002, Report on Form 10-Q filed on November 12, 2002, and incorporated herein by reference.)

10.29	Ground Lease Agreement between CNL Retirement ER1, LP and Peabody Campus, LLC dated October 10, 2002, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.36 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.30	Purchase and Sale Agreement between CNL Retirement ER1, LP, as Buyer, and Peabody Campus, LLC, as Seller, relating to the Brooksby Village Continuing Care Retirement Community - Peabody, Massachusetts. (Included as Exhibit 10.37 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.31	Lease Agreement between CNL Retirement AM/Tennessee LP and Homewood at Brookmont Terrace, LLC dated October 31, 2002, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as Exhibit 10.38 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.32	Purchase and Sale Agreement between CNL Retirement Corp., as Buyer, and Homewood at Brookmont Terrace, LLC, as Seller, relating to the Homewood Residence at Brookmont Terrace - Nashville, Tennessee. (Included as Exhibit 10.39 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.33	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Bellevue - Bellevue, Washington. (Included as Exhibit 10.40 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.34	Lease Agreement between CNL Retirement MA2 Illinois, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois. (Included as Exhibit 10.41 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.35	Lease Agreement between CNL Retirement MA3 Oklahoma, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma. (Included as Exhibit 10.42 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.36	Lease Agreement between CNL Retirement MA3 California, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Santa Rosa - Santa Rosa, California. (Included as Exhibit 10.43 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.37	Lease Agreement between CNL Retirement MA2 Oklahoma, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Tulsa - Tulsa, Oklahoma. (Included as Exhibit 10.44 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.38	Lease Agreement between CNL Retirement MA3 Georgia, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Brighton Gardens of Vinings - Atlanta, Georgia. (Included as Exhibit 10.45 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.39	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Lynnwood - Lynnwood, Washington. (Included as Exhibit 10.46 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.40	Lease Agreement between CNL Retirement MA3 Washington, LP and Eleven Pack Management Corp. dated December 20, 2002, relating to the Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.47 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.41	Lease Agreement between CNL Retirement MA2 California, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Hemet - Hemet, California. (Included as Exhibit 10.48 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.42	Lease Agreement between CNL Retirement MA2 Massachusetts, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Plymouth - Plymouth, Massachusetts. (Included as Exhibit 10.49 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.43	Lease Agreement between CNL Retirement MA2 Ohio, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the MapleRidge of Willoughby - Willoughby, Ohio. (Included as Exhibit 10.50 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.44	Lease Agreement between CNL Retirement MA2 Arkansas, LP and Eight Pack Management Corp. dated December 20, 2002, relating to the Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.51 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.45	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA2, LP, as Purchaser, CNL Retirement Partners, LP as the Orland Park Owner and Eight Pack Management Corp., as Tenant, relating to the Brighton Gardens of Hoffman Estates - Hoffman Estates, Illinois; Brighton Gardens of Tulsa - Tulsa, Oklahoma; MapleRidge of Hemet - Hemet, California; MapleRidge of Plymouth - Plymouth, Massachusetts; MapleRidge of Willoughby - Willoughby, Ohio and Pleasant Hills Retirement Community - Little Rock, Arkansas. (Included as Exhibit 10.52 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.46	Purchase and Sale Agreement between Marriott Senior Living Services, Inc., MSLS-MapleRidge, Inc., and Marriott International, Inc., as Sellers, and CNL Retirement MA3, LP, as Purchaser, and Eleven Pack Management Corp., as Tenant, relating to the Brighton Gardens of Bellevue - Bellevue, Washington; Brighton Gardens of Oklahoma City - Oklahoma City, Oklahoma; Brighton Gardens of Santa Rosa - Santa Rosa, California; Brighton Gardens of Vinings - Atlanta, Georgia; Hearthside of Lynnwood - Lynnwood, Washington and Hearthside of Snohomish - Snohomish, Washington. (Included as Exhibit 10.53 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.47	Purchase and Sale Agreement between Marriott Continuing Care, LLC, as Sellers, and Marriott International, Inc. and CNL Retirement MA3, LP, as Purchaser, relating to the Fairfax Continuing Care Retirement Community - Fort Belvoir, Virginia and the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Included as Exhibit 10.54 to Post-Effective No. Four to the Registrant’s Registration Statement on Form S-11 filed February 14, 2003, and incorporated herein by reference.)

10.48	Lease Agreement between CNL Retirement MA3 Virginia, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Fairfax Continuing Care Retirement Community - Fort Belvoir, Virginia. (Included as Exhibit 10.49 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.49	Lease Agreement between CNL Retirement MA3 Pennsylvania, LP and Marriott Continuing Care, LLC dated March 28, 2003, relating to the Quadrangle Continuing Care Retirement Community - Haverford, Pennsylvania. (Included as Exhibit 10.50 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.50	Assumption and Reimbursement Agreement between Marriott International, Inc., as Assignor, Marriott Continuing Care, LLC, as Assignor, CNL Retirement Properties, Inc., as Assignee, CNL Retirement MA3 Pennsylvania, LP, as Assignee, and CNL Retirement MA3 Virginia, LP, as Assignee, dated March 28, 2003. (Included as Exhibit 10.51 to the Registrant's March 31, 2003, Report on Form 10-Q filed on May 15, 2003, and incorporated herein by reference.)

10.51	Purchase and Sale Agreement by and among WEC 99C-1, LLC, WEC 99C-2, LLC, WEC 99C-3, LLC, WEC 99C-4, LLC, WEC 99C-5, LLC, WEC 99C-6, LLC, WEC 99C-7, LLC, WEC 99C-8, LLC, WEC 99C-9, LLC, WEC 99C-10, LLC, WEC 99C-11, LLC, WEC 99C-12, LLC, WEC 99C-13, LLC, and WEC 99C-14, LLC, respectively, as Sellers, and CNL Retirement Properties, Inc., as Purchaser dated August 29, 2003. (Included as Exhibit 10.59 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-100347) filed October 21, 2003, and incorporated herein by reference.)

10.52	Purchase and Sale Agreement by and among Sunrise Assisted Living Limited Partnership, Sunrise Farmington Hills Assisted Living, L.L.C., Atlantic-Sunrise, LLC, Sunrise Poland Assisted Living, L.L.C., Sunrise Raleigh Assisted Living, LLC, Sunrise Assisted Living Limited Partnership VIII, L.P., and ADG on Sheepshead Bay, LLC, as Seller and CNL Retirement Corp., as Purchaser and Twenty Pack Management Corp. as Tenant dated September 29, 2003. (Included as Exhibit 10.60 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

10.53	Pooling Agreement by and among Sunrise Senior Living Management, Inc., as Manager and Twenty Pack Management Corp., Sunrise Five Forks Assisted Living, L.L.C., Sunrise Development, Inc. and Sunrise Madison Senior Living, L.L.C., as Owners and CNL Retirement Sun1, LP, CNL Retirement Sun1 Beverly Hills CA, LP, CNL Retirement Sun1 Cresskill NJ, LP, CNL Retirement Sun1 Edmonds WA, LP, CNL Retirement Sun1 Lilburn GA, LP and CNL Retirement Sun1 Madison NJ, LP, as Landlords dated September 30, 2003. (Included as Exhibit 10.61 to Post Effective Amendment No. Three to the Registrant’s Registration Statement on Form S-11 filed October 21, 2003, and incorporated herein by reference.)

10.54	Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.62 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.55	First Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 30, 2003 (Included as Exhibit 10.63 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.56	Second Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.64 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.57	Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.65 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.58	Fourth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 16, 2004 (Included as Exhibit 10.66 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.59	Fifth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.67 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.60	Sixth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 2, 2004 (Included as Exhibit 10.68 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.61	Seventh Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.69 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.62	Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 19, 2003 (Included as Exhibit 10.70 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.63	First Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 31, 2003 (Included as Exhibit 10.71 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.64	Second Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 5, 2004 (Included as Exhibit 10.72 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.65	Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004 (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.66	Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004 (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.67	Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Seller, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004 (Included as Exhibit 10.75 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)