Form 10-K
period 2004-12-31
CNL RETIREMENT PROPERTIES INC
filed 2005-03-10
CIK 1055264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-32607

CNL RETIREMENT PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	59-3491443
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (including area code):	(407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of exchange on which registered: Not Applicable

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

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the Registrant's shares of common stock, so there is no market value for such shares. Each share was originally sold at $10 per share. Based on the $10 offering price of the shares, $2,208,812,472 of our common stock was held by non-affiliates as of June 30, 2004.

The number of shares of common stock outstanding as of February 28, 2005 was 241,700,270.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Retirement Properties, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2005.

Signatures	62-63

Schedule II - Valuation and Qualifying Accounts	64

Schedule III - Real Estate and Accumulated Depreciation	65-71

Exhibits

PART I

Item 1. Business

General

CNL Retirement Properties, Inc. is a corporation that was organized pursuant to the laws of the State of Maryland on December 22, 1997. Various wholly owned subsidiaries have been and will be formed in the future by CNL Retirement Properties, Inc. for the purpose of acquiring and owning real estate properties. The terms "we," "us" and "our" includes CNL Retirement Properties, Inc., each of its subsidiaries and several consolidated partnerships and joint ventures. We operate as a real estate investment trust (a "REIT") for federal income tax purposes. We have retained CNL Retirement Corp. (the "Advisor") as our advisor to provide management, acquisition, advisory and administrative services.

We acquire real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States. The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings ("MOBs"), specialty clinics, walk-in clinics and other types of health care-related facilities. Our Seniors’ Housing facilities are generally leased on a long-term, triple-net basis and our MOBs are generally leased on a shorter-term, gross or triple-net basis. We may provide mortgage financing loans ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Seniors' Housing and other health care-related facilities. In addition, we may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries. As of December 31, 2004, we owned 222 Properties located in 32 states consisting of 170 Seniors’ Housing facilities, including one Seniors' Housing facility held for sale, and 52 MOBs.

In August 2004, we acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company that manages 27 and is developing three of our MOBs. DASCO may also provide development and property management services to third parties.

We operate in one business segment which is the ownership, development, management and leasing of health care-related real estate.

As of December 31, 2004, we have made five best efforts public offerings and received aggregate subscriptions of $2.4 billion (representing 237.5 million shares). Our fourth offering closed in April 2004. Our fifth public offering of up to 400 million shares of common stock commenced in May 2004 (the "2004 Offering").

Our primary investment objectives are to preserve, protect and enhance our assets while (i) making distributions to stockholders; (ii) obtaining fixed income through the receipt of base rent, increasing income (and distributions to stockholders) and providing protection against inflation through automatic increases in base rent, or increases in base rent based on increases in consumer price indices over the terms of the leases and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases; (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing our stockholders with liquidity of their investment, through (a) listing of our shares on a national securities exchange or over-the-counter market ("Listing" or "Listed"), or (b) if Listing does not occur by December 31, 2008, the commencement of orderly sales of our assets and distribution of the proceeds.

We intend to capitalize on the growing real estate needs in the Seniors' Housing and health care industries by investing in additional Properties or Mortgage Loans using proceeds received from our public offerings and permanent financings. We expect to acquire Properties with a view to diversify among facility types, tenants, operators, and in the geographic location of the Properties.

Investment Properties

Portfolio of Properties. At December 31, 2004, we owned 222 Properties, located in 32 states. The following table summarizes the types of facilities, amounts invested, number of facilities, and units or square footage for the Properties owned as of December 31, 2004. Seniors' Housing facilities are apartment-like facilities and are therefore stated in units. MOBs are measured in square feet (dollars in thousands):

Type of Facility	Investment	Percentage of Portfolio	Number of Facilities	Units	Square Feet
Seniors’ Housing:
Assisted Living	$1,386,899	44%	126	11,997	—
Independent Living	885,384	28%	32	6,906	—
CCRC	191,073	6%	2	1,029	—
Land Only Leases	131,076	4%	6	—	—
Properties Under Development	79,997	2%	3	—	—
	2,674,429	84%	169	19,932	—
Medical Office Buildings:
Medical Office Buildings	473,501	15%	49	—	2,618,069
Properties Under Development	26,415	1%	3	—	—
	499,916	16%	52	—	2,618,069
	$3,174,345	100%	221	19,932	2,618,069

Held for Sale	$1,578	—	1	55	—

Characteristics of Our Seniors’ Housing Leases. Seniors' Housing Properties are leased on a long-term (generally 15 years), triple-net basis, whereby the tenants are generally responsible for all operating expenses relating to the Property, including property taxes, maintenance, repairs, utilities and insurance as well as capital expenditures that may be reasonably necessary to maintain the leasehold in a manner that allows operation for its intended purpose. These leases provide for minimum annual base rent payments, generally payable monthly in arrears. The leases provide that the minimum base rent will increase at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, many tenants are subject to contingent rent if the Properties achieve specified operating performance thresholds. The amount of contingent rent payable is based on factors such as percentage of gross revenues, occupancy rates of the Properties or a percentage of our investment in the Property. Substantially all of the leases provide options that allow the tenants to renew the leases for 5 to 20 successive years subject to the same terms and conditions as the initial leases. The majority of the leases also provide for the tenant to fund, in addition to its lease payments, a furniture, fixture and equipment ("FF&E") reserve fund. In such cases, the tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to FF&E. We may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally will be responsible for replenishing the reserve fund and for paying a specified return on the amount of capital expenditures or repairs paid for by us in excess of amounts in the reserve fund.

At December 31, 2004, thirty-three of our Seniors’ Housing Properties were accounted for as direct financing leases with terms that range from 10 to 35 years (expiring between 2013 and 2038). Certain of these direct financing leases contain provisions that allow the lessee to elect to purchase the Property during or at the end of the lease term for our initial investment amount. Certain of the leases also permit us to require the tenants to purchase the Properties at the end of the lease terms for our initial investment amount.

The Seniors’ Housing lessees' ability to satisfy the lease obligations depends primarily on the Properties' operating results. We select our Properties for investment based on a credit underwriting process designed to identify those Properties that management believes will be able to fund such lease obligations. To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, we may pursue remedies under the lease with respect to any of the tenant's Properties in the portfolio ("Cross-Default"). In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling"). For certain Properties, we require security deposits, tenant or operator guarantees or additional types of income support. Guarantees or other forms of credit support may be necessary if a Seniors’ Housing facility is still in the process of achieving a stable occupancy rate, in which case the Property would not be able to generate minimum rent until reaching occupancy stabilization. In order to determine the amount of the guarantee that would be needed to fund minimum rent, we estimate future cash flows available to the tenant to pay minimum rent based on projected occupancies and an analysis of the surrounding real estate market, including demographic information and industry standards, to predict operating expenses. Our estimates are based on assumptions and there can be no assurances as to what actual amounts will need to be paid under the guarantees.

Characteristics of Our MOB Leases. We own both single-tenant and multi-tenant office buildings that are leased on either a triple-net or gross basis, primarily to tenants in the health care industry. The leases have initial terms of 5 to 15 years, provide for minimum rent and are generally subject to renewal options. Substantially all leases require minimum annual rents to increase at predetermined intervals during the lease terms. Tenants subject to triple-net leases are generally responsible for their proportionate share of all operating expenses relating to the Property. Tenants subject to gross leases generally pay their proportionate share of operating expenses above a contractual base amount.

Major Tenants and Operators. As of December 31, 2004, we leased our Seniors’ Housing Properties to 21 tenants. One of our two tenants affiliated with Horizon Bay Management, LLC ("Horizon Bay") contributed 21% of our total revenues for the year ended December 31, 2004. As of December 31, 2004, ten of our tenants, each of which is a subsidiary or affiliate of Harbor Retirement Associates, LLC (the "HRA Tenants"), contributed 30% of total revenues. No other Seniors’ Housing tenant contributed more than 10% of total revenues. Our other tenants include other affiliates of Horizon Bay and subsidiaries or affiliates of: American Retirement Corporation ("ARC"); Aureus Group, LLC; Eby Realty Group, LLC; Erickson Retirement Communities, LLC; Greenwalt Corporation; Prime Care Properties, LLC; Summit Companies, Incorporated; Solomon Senior Living Holdings, LLC; and Sunrise Senior Living Services, Inc. ("Sunrise"). Several of our Seniors' Housing tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases. Our MOBs are leased to more than 500 tenants. Tenancy in the MOBs is generally a mix of physician practices, however, we also lease space to several large hospital systems and other health care providers.

On September 1, 2004, a company which is owned by our chairman of the Board of Directors sold its 30% voting membership interest in a limited liability company which is affiliated with the HRA Tenants to the remaining members of the limited liability company. The HRA Tenants contributed 30%, 35% and 32% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

The following tables summarize information about our operator and manager concentration, excluding one Property which is held for sale, as of December 31, 2004 (dollars in thousands):

Operator or Manager	Number of Facilities	Total Investment	Annualized Revenue (1)	Percent of Revenue
Seniors’ Housing:
Sunrise Senior Living Services, Inc.	109	$1,472,689	$148,536	45%
Horizon Bay Management, LLC	26	735,115	77,526	24%
Harbor Assisted Living, LLC	9	117,980	9,021	3%
American Retirement Corporation	8	149,758	17,594	5%
Eby Realty Group, LLC	6	34,976	4,033	1%
Erickson Retirement Communities, LLC (2)	6	131,077	19,247	6%
CateredLife Communities, Inc.	5	32,834	3,833	1%
	169	2,674,429	279,790	85%
Medical Office Buildings:
DASCO	30	236,212	21,336	6%
Nine third-party managers	22	263,704	28,708	9%
	52	499,916	50,044	15%
	221	$3,174,345	$329,834	100%

(1)
For operating leases, reflects annual base rent and for direct financing leases, reflects annual interest earned, straight-lined over the term of the lease in accordance with generally accepted accounting principles.

(2)	Land only leases

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of Horizon Bay, the HRA Tenants or our other tenants, their guarantors or the Sunrise or Horizon Bay brands would significantly impact our results of operations. It is expected that the percentage of total rental income contributed by Horizon Bay and the HRA Tenants will decrease as additional Properties are acquired and leased to diversified tenants during subsequent periods.

Other Permitted Investments

We may also provide Mortgage Loans to operators of Properties collateralized by real estate owned by the borrower. We expect that the interest rates and terms of the Mortgage Loans will be similar to those of its leases. However, because we prefer to focus on investing in Properties which have the potential to appreciate, we currently expect to provide Mortgage Loans in the aggregate principal amount of no more than 5% to 10% of our total assets. We had no investment in Mortgage Loans at December 31, 2004.

To a lesser extent, we also may provide Secured Equipment Leases to operators, pursuant to which we will finance the equipment through loans or direct financing leases. It is expected that the leases or loans will have a term of no more than seven years, will be secured by the personal property and include an option for the lessee to acquire the subject equipment at the end of the term. The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10% of our total assets. We had no Secured Equipment Leases at December 31, 2004.

In addition, we may invest up to a maximum of 5% of our total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries.

Advisory Services

Pursuant to an advisory agreement (the "Advisory Agreement"), the Advisor provides management services relating to our administration, the Properties, the Mortgage Loans and the Secured Equipment Lease program. Under this agreement, the Advisor is responsible for assisting us in negotiating leases, Mortgage Loans, Secured Equipment Leases, lines of credit and permanent financing; collecting rental, Mortgage Loan and Secured Equipment Lease payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor is also responsible for providing information to us about the status of the leases, Properties, Mortgage Loans, Secured Equipment Leases, any lines of credit and any permanent financing. In exchange for these services, the Advisor is entitled to receive certain fees from us. For supervision of the Properties and the Mortgage Loans, the Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.05% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses, plus 0.05% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month. For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of borrowings, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease. For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor receives an acquisition fee on the gross proceeds from the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases, equal to 4% with respect to the 2004 Offering and 4.5% with respect to prior offerings. In addition, if there is a Listing, the Advisor will receive an acquisition fee of 4% of amounts outstanding on the line of credit, if any, at the time of Listing.

In accordance with the Advisory Agreement, the Advisor is required to reimburse us the amount by which the total operating expenses incurred by us in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2% of average invested assets or 25% of net income (the "Expense Cap").

The Advisory Agreement continues until May 3, 2005, and thereafter may be extended annually upon mutual consent of the Advisor and our Board of Directors unless terminated at an earlier date upon 60 days prior written notice by either party. As the expiration date of the current Advisory Agreement approaches, the Board of Directors will evaluate the performance of the Advisor and the terms of the agreement to determine what action to take, which may include: (i) the renewal of the agreement under substantially the same terms as the current Advisory Agreement; (ii) the execution of a new Advisory Agreement under re-negotiated terms; or (iii) termination of the agreement.

Borrowings

We have and will continue to borrow money to acquire Properties, make Mortgage Loans and pay certain fees, and we intend to encumber Properties in connection with these borrowings. We may also borrow money to enter into Secured Equipment Leases. We have obtained an $85 million line of credit that may be amended to allow the line of credit to be increased by $40 million. The line of credit may be increased at the discretion of the Board of Directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. We have also obtained permanent financing. The Board of Directors anticipates that the aggregate amount of any permanent financing will not exceed 50% of our total assets. As of December 31, 2004, permanent financing and bonds payable represented 31% of our total assets. The line of credit and permanent financing are the only sources of funds for making Secured Equipment Leases. We have and may continue to use our line of credit to pay distributions that are in excess of our cash flow generated from operations.

Competition

We compete with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to, banks and insurance companies, many of which may have greater financial resources than ours, in the acquisition, leasing and financing of seniors' housing and health care-related facilities. Further, non-profit entities are particularly suited to make investments in health care facilities because of their ability to finance acquisitions through the issuance of tax-exempt bonds, providing non-profit entities with a relatively lower cost of capital as compared to for-profit purchasers. In addition, in certain states, facilities owned by non-profit entities are exempt from taxes on real property. Recently, competition to acquire seniors' housing and health care-related real estate has increased due, in part, to the renewed interest in the sector from private equity sources, including foreign investors. In some cases, this competition has caused acquisition prices to increase making it more challenging for us to be competitive in the acquisition of new investments.

Risk Factors

Company-Related Risks. The Advisor, subject to approval by the Board of Directors, is responsible for our investments and daily management. The Advisor and its affiliates may be engaged in other activities that would result in potential conflicts of interest with the services that the Advisor and affiliates provide to us. Those officers could take actions that are more favorable to other entities than to us. The resolution of conflicts in favor of other entities could have a negative impact on our financial performance.

A REIT generally is not taxed at the federal corporate level on income provided it distributes at least 90% of its annual taxable income to its stockholders and meets certain other requirements under sections 856 through 860 of the Internal Revenue Code of 1986. If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates and the funds available for distribution to stockholders would be reduced by the amount of federal taxes owed.

At December 31, 2004, we had aggregate outstanding borrowings, including permanent financing, bonds payable, construction loans, our outstanding line of credit and our term loan, equal to approximately 33% of our total assets. Pursuant to our Amended and Restated Articles of Incorporation, we are entitled to borrow up to 75% of our total assets (which is the approximate equivalent of 300% of our "net assets," as defined in our Amended and Restated Articles of Incorporation), although we do not presently expect to borrow more than 50% of our total assets. Borrowing may be risky if the cash flow from the Properties and other investments is insufficient to meet our debt obligations.

Real Estate and Other Investment Risks. Lack of diversification increases investment risk. Our profitability and ability to diversify investments is limited by the amount of future funds we receive through our public offerings and borrowings, as well as the cost of the investments. We may not be able to achieve diversification by tenant, operator, brand, facility type or geographic location. There is no limit on the number of Properties of a particular brand or facility type which we may acquire, and we are not obligated to invest in more than one type of facility. Presently, our investments are concentrated in certain tenants, operators, brands and types of facilities and any adverse development affecting any of them could materially adversely affect our financial condition and our ability to make distributions. In addition, to the extent our assets are geographically concentrated, an economic downturn in one or more of the markets in which we have invested could have an adverse effect on our financial condition and our ability to make distributions.

Under our triple-net lease agreements, our tenants are responsible for maintenance and other day-to-day management of the Properties either directly or by entering into operating agreements with third-party operators. Our financial condition is dependent on the ability of tenants or third-party operators to operate the Properties successfully. Failure of our tenants or third-party operators to operate the Properties successfully or adapt to dominant trends in the health care and seniors' housing industry may limit their ability to pay their rent, which could adversely affect our financial condition.

In some states, advocacy groups have been created to monitor the quality of care at health care facilities, and these groups have brought litigation against operators. Additionally, in some instances, private litigation by patients has succeeded in winning large demand awards for alleged abuses. The effect of this litigation and potential litigation has increased the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase as long as the present litigation environment affecting the operations of health care facilities continues. Continued cost increases could cause our tenants to be unable to pay their lease payments, potentially decreasing our revenues.

The value of our Properties depends principally upon the value of the underlying leases. Tenants may lease more than one Property, and as a result, a default by the tenant could cause more than one Property to become vacant. Vacancies would reduce our revenue and could decrease the Properties' value until we are able to re-lease the affected Properties. Generally, the Seniors' Housing facilities are special purpose properties and may not be readily converted into general residential, retail or office use.

We require our tenants to maintain the appropriate level of comprehensive liability and property insurance that covers us, as well as the tenants on all of our Properties. Some types of losses, however, either may be uninsurable or too expensive to insure against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligation related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future.

Industry-Related Risks. The health care industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided. Additional laws and regulations may be enacted or adopted that could require changes in the design of the Properties and certain operations of our tenants and third-party operators. The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant's or operator's ability to operate the retirement facilities that we own.

The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs has intensified in recent years as a result of the national health care reform debate and has continued as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. Similar debates are ongoing at the state level in many states. These trends are likely to lead to reduced or slower growth in reimbursement for services provided by some of our tenants. Management cannot predict whether governmental reforms will be adopted and, if adopted, whether the implementation of these reforms will have a material adverse effect on our financial condition or results of operations.

Our tenants, particularly those operating skilled nursing facilities and those leasing space in medical office buildings, may derive a significant portion of their revenues from governmentally funded programs, such as Medicaid and Medicare. Although our lease payments are not linked to the level of government reimbursement received by the tenants, to the extent that changes in government funding programs adversely affect the revenues received by those tenants, such changes could adversely affect the ability of the tenants to make lease payments to us.

Employees

Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of our Executive Officers. We have no employees, other than our executive officers who are not compensated by us. We have retained the Advisor to provide management, acquisition, advisory and certain administrative services and have retained certain other affiliates of the Advisor to provide additional administrative services.

Available Information

We make available free of charge on or through our Internet website (http://www.cnlonline.com/retirement/) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the "Commission"). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http://www.sec.gov).

Item 2. Properties

As of December 31, 2004, we had invested approximately $3.2 billion in 222 Properties located in 32 states. Generally, our Properties conform to the following specifications of size and type of land and buildings:

Independent Living Facilities. Independent living facilities offer a lifestyle choice, including residential accommodations with access to services, such as housekeeping, transportation, dining and social activities, for those who wish to maintain their lifestyles independently. The independent living facilities are primarily apartment buildings which contain a significant amount of common space to accommodate dining, recreation, activities and other support services for senior citizens. These properties range in size from 100 to 500 units with an average size of approximately 225 units. Units include studios and one and two bedroom units ranging in size from 450 square feet to over 1,500 square feet. Residents generally pay a base rent for their housing, which includes a meal program. In addition, a menu of other services is provided at an additional charge. The cost of independent living facilities generally ranges from $10 million to $60 million.

Assisted Living Facilities. Assisted living facilities provide a special combination of housing, supportive services, personalized assistance and health care to their residents in a manner which is designed to respond to individual needs. These facilities generally offer a lower-cost alternative to skilled nursing facilities for those who do not require intensive nursing care. Assisted living facilities may include units for residents with Alzheimer's and related memory disorders. Current industry practice generally is to build freestanding assisted living facilities with an average of between 40 and 150 units, depending on such factors as market forces, site constraints and program orientation. Current economics place the size of the private living space of a unit in the range of 300 gross square feet for an efficiency unit to 750 square feet for a large one bedroom unit. Units are typically private, allowing residents the same general level of control over their units as residents of a rental apartment would typically have. Common areas of the most recently developed assisted living facilities may total as much as 30% to 40% of the gross square footage of a facility. The cost of assisted living facilities generally ranges from $5 million to $25 million.

Skilled Nursing Facilities. In addition to housing, meals, transportation and housekeeping, skilled nursing facilities provide comprehensive nursing and long-term care to their residents. Skilled nursing facilities may be freestanding or attached to a larger facility. The facilities are designed to meet institutional standards for safety. The rooms in skilled nursing facilities are equipped with patient monitoring devices and emergency call systems. Oxygen systems may also be present. Both multiple floor and single floor designs are common. Individual rooms in skilled nursing facilities may be as small as 100 square feet, with common areas varying greatly in size. The cost of skilled nursing facilities generally ranges from $5 million to $10 million.

Continuing Care Retirement Communities. Independent living facilities sometimes have assisted living and/or skilled nursing facilities attached or adjacent to their locations. When this occurs, the projects are often referred to as continuing care retirement communities ("CCRC") or life care communities. The intent of CCRCs or life care communities is to provide a continuum of care to the residents. As residents age and their health care needs increase, they can receive the care they need without having to move away from the "community" which has become their home. CCRCs typically operate on a fee-for-service basis and the units are rented on a monthly basis to residents, while life care communities generally charge an entrance fee that may be partially refundable, plus a monthly maintenance fee. CCRCs and life care communities are the most expensive type of seniors’ housing with prices for each facility generally ranging from $40 million to over $200 million.

Medical Office Buildings. Medical office buildings, including physicians’ offices, special purpose facilities, such as laboratories, diagnostic, cancer treatment and outpatient centers, and walk-in clinics, are conventional office buildings with additional plumbing, mechanical and electrical service amenities which facilitate physicians and medical delivery companies in the practice of medicine, laboratory research and delivery of health care services. These facilities can range in size from 3,000 square feet (walk-in clinic) to up to 150,000 square feet (medical office building) with costs generally ranging from $1 million to $10 million. It is common for medical office buildings to be located in close proximity to hospitals where physicians have practice privileges.

Specialty Clinics. Specialty clinics are facilities that provide health services such as outpatient surgeries, dialysis treatments and MRI screenings in a less institutional environment than hospital facilities.

Generally, Properties acquired consist of both land and building, however, in certain cases we may acquire only the land underlying the building with the building owned by the tenant or a third party, and we also may acquire the building only with the land owned by a third party. We own fee title to all Properties, except for Properties which are owned by certain partnerships and joint ventures. The partnerships or joint ventures have fee title ownership. In general, the Properties are freestanding and surrounded by paved parking areas and landscaping. Although buildings may be suitable for conversion to various uses through modifications, some Properties may not be economically convertible to other uses.

The following table summarizes the facility type, location, number of units or square footage, our investment amount at December 31, 2004, and the annualized rental income and rental income for the year ended December 31, 2004, excluding one Property held for sale. Seniors' Housing facilities are apartment-like facilities and are therefore stated in units. MOBs are measured in square feet (dollars in thousands):
					Rental Income
Facility Type and Location	Number of Facilities	Number of Units	Square Feet	Total Investment	Annualized (1)	For Year Ended December 31, 2004

Assisted Living Facilities:
Alabama	2	198	—	$16,969	$1,950	$1,870
California	12	1,590	—	164,877	18,624	11,896
Colorado	4	635	—	72,783	8,409	8,409
Connecticut	2	228	—	22,862	2,638	1,973
Florida	11	1,045	—	91,661	10,797	10,694
Georgia	10	774	—	74,242	8,107	8,107
Illinois	9	666	—	87,595	9,721	8,260
Indiana	3	175	—	17,036	2,057	2,057
Iowa	2	80	—	12,078	1,402	498
Kansas	1	152	—	19,924	2,300	2,300
Kentucky	2	188	—	13,440	1,612	1,612
Massachusetts	4	395	—	63,050	6,796	2,327
Maryland	8	776	—	115,239	13,188	12,307
Michigan	4	330	—	44,340	5,009	4,468
Missouri	2	152	—	40,970	2,134	1,022
North Carolina	6	584	—	49,271	5,731	5,731
Nebraska	1	150	—	12,282	1,425	1,425
New Jersey	7	756	—	115,941	12,076	9,932
New York	2	202	—	50,873	5,408	5,408
Ohio	6	508	—	45,350	5,146	4,741
Oklahoma	2	212	—	8,475	999	999
Rhode Island	1	128	—	19,734	2,105	1,852
South Carolina	6	474	—	36,941	4,467	4,467
Tennessee	2	205	—	16,128	1,946	1,946
Texas	6	487	—	66,394	8,144	8,144
Utah	1	158	—	15,064	1,929	1,929
Virginia	5	382	—	46,019	4,845	2,304
Washington	5	367	—	47,361	3,798	3,798
	126	11,997	—	1,386,899	152,763	130,476

					Rental Income
Facility Type and Location	Number of Facilities	Number of Units	Square Feet	Total Investment	Annualized (1)	For Year Ended December 31, 2004

Independent Living Facilities:
Alabama	2	540	—	$75,038	$8,783	$8,783
Arkansas	1	163	—	10,916	1,365	1,365
Arizona	1	211	—	47,435	5,103	4,588
California	2	346	—	54,986	5,867	5,275
Florida	4	1,149	—	209,517	22,441	20,176
Illinois	4	742	—	129,515	13,977	12,294
Kentucky	1	120	—	12,784	1,570	1,570
Rhode Island	6	725	—	106,681	11,360	8,771
Texas	9	2,635	—	195,129	20,084	4,376
Virginia	2	275	—	43,383	4,431	4,431
	32	6,906	—	885,384	94,981	71,629

CCRCs:
Pennsylvania	1	542	—	111,772	7,536	7,536
Virginia	1	487	—	79,301	5,263	5,263
	2	1,029	—	191,073	12,799	12,799

Land Only Leases:
Illinois	1	—	—	28,440	4,099	1,977
Massachusetts	2	—	—	39,822	5,943	5,943
Michigan	1	—	—	17,901	2,567	2,567
Pennsylvania	1	—	—	20,840	3,138	3,138
Texas	1	—	—	24,073	3,500	291
	6	—	—	131,076	19,247	13,916

Seniors’ Housing Properties Under Development:
California	1	—	—	19,871	—	—
Florida	1	—	—	41,655	—	—
New Jersey	1	—	—	18,471	—	—
	3	—	—	79,997	—	—

Medical Office Buildings:
Arizona	3	—	286,686	40,954	4,978	1,340
California	3	—	165,434	38,216	4,458	2,972
Colorado	4	—	215,644	43,964	4,369	2,466
Florida	11	—	550,357	90,257	9,995	5,371
Georgia	1	—	14,680	2,727	295	104
Illinois	4	—	190,250	29,145	3,484	1,227
Kentucky	2	—	115,975	15,004	1,336	471
Maryland	2	—	78,940	14,970	1,701	1,134
Mississippi	2	—	90,154	17,325	1,402	494
North Carolina	4	—	104,889	21,796	1,553	1,035
Oklahoma	1	—	60,565	9,761	870	292
Texas	10	—	596,703	113,488	11,620	6,664
Virginia	2	—	147,792	35,894	3,983	2,655
	49	—	2,618,069	473,501	50,044	26,225

					Rental Income
Facility Type and Location	Number of Facilities	Number of Units	Square Feet	Total Investment	Annualized (1)	For Year Ended December 31, 2004

Medical Office Buildings Under Development:
California	1	—	—	$21,661	$—	$—
Mississippi	1	—	—	1,352	—	—
Nebraska	1	—	—	3,402	—	—
	3	—	—	26,415	—	—

	221	19,932	2,618,069	$3,174,345	$329,834	$255,045

(1)
Annualized rental income reflects annual base rent for operating leases and annual interest earned for direct financing leases per the lease agreements, straight-lined over the term of the lease in accordance with generally accepted accounting principles.

Item 3. Legal Proceedings

On February 6, 2004, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by California Public Interest Research Group, Inc. and Congress of California Seniors, Inc. against 94 named defendants, including us, the Advisor and two operators that manage certain Properties we own. The plaintiffs sought restitution with respect to deposits and fees collected from residents by the operators of the senior living facilities that, the complaint alleges, were designated and treated as nonrefundable deposits and fees in violation of the California Civil Code. We and the Advisor were made parties to the litigation by receipt of service of process on April 27, 2004, and in May 2004, we submitted a written response to the plaintiffs. In September 2004, the plaintiffs dismissed us and the Advisor from the litigation.

From time to time, we are exposed to litigation arising from an unidentified pre-acquisition contingency or from the operation of our business. Although currently exposed to such litigation, we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2005, there were 87,118 stockholders of record of our common stock. There is no public trading market for the shares of common stock, and even though we intend to list the shares on a national securities exchange or over-the-counter market on or before December 31, 2008, if market conditions are satisfactory, there is no assurance that a public market for the shares will develop, even if Listed. We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) who has held shares for at least one year may present all or any portion equal to at least 25% of his or her shares to us for redemption at any time, in accordance with the procedures outlined in our redemption plan. Upon presentation, we may, at our sole option, redeem such shares for cash subject to certain conditions and limitations. Redemptions are limited to the extent sufficient funds are available, however, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period. The full amount of proceeds available from our distribution reinvestment plan is available for redemptions. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder's shares may not be redeemed. Any shares we acquire pursuant to the redemption plan will be retired and no longer available for re-issuance. Our Board of Directors, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in our best interest. The redemption price under the 2004 Offering is $9.50 per share and was $9.20 per share under the prior offerings. Because the 2004 Offering began in May 2004, shares were redeemed at $9.20 per share during the first quarter of 2004. During the year ended December 31, 2004, 641,229 shares were redeemed at $9.50 per share for a total of $6.1 million. During the years ended December 31, 2004, 2003 and 2002, 44,167 shares, 131,781 shares and 37,306 shares, respectively, were redeemed at $9.20 per share (for a total of $0.4 million, $1.2 million and $0.3 million, respectively) and retired from shares outstanding of common stock.

The following table contains information related to all common stock purchased by us during the year ended December 31, 2004, which consisted of shares redeemed pursuant to the redemption plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2004	—	$—	—	$—
February 1-29, 2004	—	—	—	—
March 1-31, 2004	44,167	9.20	44,167	18,852,447
April 1-30, 2004	—	—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	105,535	9.50	105,535	29,743,014
July 1-31, 2004	—	—	—	—
August 1-31, 2004	—	—	—	—
September 1-30, 2004	211,953	9.50	211,953	40,542,696
October 1-31, 2004	—	—	—	—
November 1-30, 2004	—	—	—	—
December 1-31, 2004	323,741	9.50	323,741	50,753,961
	685,396	$9.48	685,396	$50,753,961

(1)
The redemption price under the 2004 Offering is $9.50 per share and was $9.20 per share under the prior offerings. Because the 2004 Offering began in May 2004, shares were redeemed at $9.20 per share during the first quarter of 2004.

As of December 31, 2004, the offering price per share of common stock was $10. The offering price per share was determined by us in our sole discretion based upon the price we believed investors would pay for the shares and on certain other considerations. Our shares are not publicly traded and there is no public market for the shares on which to base market value. We did not take into account the value of the underlying assets in determining the price per share. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per share may not be realized when an investor seeks to liquidate his or her common stock.

For the years ended December 31, 2004, 2003 and 2002, we are aware of total shares of 29,801, 6,000 and zero that were traded between stockholders. The price paid for the shares traded was subject to negotiation by the purchaser and the selling stockholder. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares that we are aware of during 2004 and 2003:

	2004
	High	Low	Average
First Quarter	$10.00	$10.00	$10.00
Second Quarter	10.00	9.50	9.52
Third Quarter	9.25	6.50	7.09
Fourth Quarter	10.00	6.89	8.36

	2003
	High	Low	Average
First Quarter	$—	$—	$—
Second Quarter	8.48	8.48	8.48
Third Quarter	—	—	—
Fourth Quarter	7.20	7.20	7.20

We expect to make distributions to the stockholders pursuant to the provisions of our Amended and Restated Articles of Incorporation. For the years ended December 31, 2004 and 2003, we declared cash distributions of $147.2 million and $59.8 million, respectively, to stockholders. For the years ended December 31, 2004 and 2003, approximately 60% and 71%, respectively, of distributions paid to stockholders were considered ordinary income and approximately 40% and 29%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2004 and 2003, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital.

The following table presents total distributions (in thousands) and distributions per share:

2004 Quarter	First	Second	Third	Fourth	Year

Total distributions declared	$ 28,841	$ 37,344	$ 39,755	$ 41,216	$ 147,156
Distributions per share	$ 0.1776	$ 0.1776	$ 0.1776	$ 0.1776	$ 0.7104

2003 Quarter	First	Second	Third	Fourth	Year

Total distributions declared	$ 8,689	$ 12,031	$ 16,591	$ 22,473	$ 59,784
Distributions per share	$ 0.1766	$ 0.1766	$ 0.1766	$ 0.1769	$ 0.7067

On January 1, February 1 and March 1, 2005, we declared distributions to stockholders totaling $14.2 million, $14.3 million and $14.4 million, respectively ($0.0592 per share), payable by March 31, 2005, to stockholders of record as of each respective date.

We intend to continue to declare cash distributions to stockholders on a monthly basis during the offering period, and quarterly thereafter. We are required to distribute annually at least 90% of our real estate investment trust taxable income to maintain our objective of qualifying as a REIT. Distributions will be made at the discretion of the Board of Directors, depending primarily on net cash from operating activities and our general financial condition, subject to the obligation of the Board of Directors to cause us to remain qualified as a REIT for federal income tax purposes. We have and may continue to use our line of credit to pay distributions to stockholders.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (amounts in thousands except per share data):

	For the Year Ended December 31,
	2004	2003	2002	2001		2000
Operating Data:
Revenues	$264,541	$93,927	$16,939	$1,764		$982
General and administrative expenses	14,778	5,482	1,389	395	(1)	340	(1)
Income from continuing operations	119,506	58,435	11,372	916		225
(Loss)/income from discontinued operations	(1,588)	25	—	—		—
Net income	117,918	58,460	11,372	916		225
Cash distributions paid (2)	147,156	59,784	14,379	1,507		502
Cash from operating activities	139,398	60,658	16,785	2,173		1,096
Cash used in investing activities	(1,309,694)	(1,012,600)	(358,090)	(22,931)		(14,429)
Cash from financing activities	1,054,987	1,078,232	355,384	47,301		8,766
Funds from operations (3)	181,186	76,256	14,610	1,440		528
Income from continuing operations per share	$0.57	$0.66	$0.52	$0.38		$0.27
Loss from discontinued operations per share	$(0.01)	$—	$—	$—		$—
Net income per share	$0.56	$0.66	$0.52	$0.38		$0.27
Cash distributions paid per share per share	$0.71	$0.71	$0.70	$0.70		$0.58

Weighted average number of shares outstanding (basic and diluted)	210,343	88,840	22,035	2,391		846

At December 31:
Real estate investment properties	$3,174,345	$1,528,497	$380,367	$35,233		$14,418
Total assets	3,369,641	1,761,899	441,765	64,447		14,689
Debt obligations	1,193,548	392,583	45,327	—		3,795
Total liabilities	1,263,923	415,958	51,970	3,537		5,485
Minority interests	2,361	—	—	—		—
Stockholders' equity	2,103,357	1,345,941	389,795	60,910		9,204

Properties owned at end of period	222	119	37	3		1
Properties acquired during period	103	82	34	2		1

(1)
During the Expense Years ended June 30, 2001 and June 30, 2000, operating expenses exceeded the Expense Cap by $0.1 million and $0.2 million, respectively; therefore, the Advisor reimbursed us such amounts in accordance with the Advisory Agreement.

(2)
Cash distributions are declared by the Board of Directors and generally are based on various factors, including cash available from operations. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, approximately 20%, 2%, 21%, 39% and 55% of cash distributions, respectively, represent a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of net income on a GAAP basis, including deductions for depreciation expense. We have not treated such amounts as a return of capital for purposes of calculating the stockholders' return on their invested capital.

(3)
We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the years ended December 31, 2004, 2003 and 2002, net income included $40.6 million, $10.4 million and $1.2 million, respectively, of these amounts.) We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO for each of the years in the five-year period ended December 31, 2004 (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000

Net income	$117,918	$58,460	$11,372	$916	$225
Adjustments:
Depreciation of real estate assets
Continuing operations	54,262	16,354	3,068	524	303
Discontinued operations	89	13	—	—	—

Amortization of lease intangibles
Continuing operations	8,606	1,167	254	—	—
Discontinued operations	7	1	—	—	—

Amortization of deferred leasing costs
Continuing operations	32	—	—	—	—
Discontinued operations	—	—	—	—	—

Effect of unconsolidated entity	428	261	150	—	—

Effect of minority interests	(156)	—	(234)	—	—
	$181,186	$76,256	$14,610	$1,440	$528

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our focus during 2004 was the acquisition of Properties using the proceeds received from our public offerings and loan facilities and the management of our existing portfolio of Properties. During the year ended December 31, 2004, we received gross offering proceeds of $880.3 million and invested $1.7 billion in 103 Properties, including 52 MOBs and 51 Seniors' Housing Properties consisting primarily of assisted living and independent living facilities. We also acquired a 55% ownership interest in a development and property management company that manages 30 of our MOBs. We obtained or assumed $690.8 million of permanent financing, drew $74.0 million under our construction loan facilities and drew $60.0 million under a term loan.

As of December 31, 2004, we held real estate assets located in 32 states consisting of (dollars in thousands):

	Number of Properties	Investment at December 31, 2004
Seniors’ Housing facilities:
Operating	166	$2,594,432
Under development	3	79,997
Medical Office Buildings:
Operating	49	473,501
Under development	3	26,415
	221	$3,174,345

Real estate held for sale	1	$1,578

During 2005, our primary focus will be stabilizing the operating performance of our Properties and developing and enhancing relationships with our tenants, operators, managers and lenders. In addition, we expect to continue to raise capital through equity offerings and the placement of permanent financing on new or unencumbered Properties, and we expect to invest these proceeds in Properties and other permitted investments.

Liquidity and Capital Resources

We primarily acquire or develop Properties. We may also provide Mortgage Loans to operators of Seniors' Housing or other health care-related facilities, however, we have not entered into any Mortgage Loans as of December 31, 2004. We rely on the sale of our common stock to fund a significant portion of our Property acquisitions and other permitted investments. We also obtain funds through borrowings under permanent or construction financing, operating activities and draws on our revolving line of credit. We are required to distribute at least 90% of our taxable income to stockholders in order to maintain our REIT qualifications.

Common Stock Offerings

Upon formation in December 1997, we received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor. Since our inception through December 31, 2004, we have made five public offerings and received subscriptions as follows (in thousands):

		Offering		Subscriptions
Offering	Date Completed	Shares (a)	Amount	Shares (b)	Amount
Initial Offering	September 2000	15,500	$ 155,000	972	$ 9,719
2000 Offering	May 2002	15,500	155,000	15,500	155,000
2002 Offering	April 2003	45,000	450,000	45,000	450,000
2003 Offering	April 2004	175,000	1,750,000	156,793	1,567,925
2004 Offering	Open	400,000	4,000,000	20,201	202,014
		651,000	$ 6,510,000	238,466	$ 2,384,658

(a)	Includes distribution reinvestment plan shares of 500 in each of the Initial and 2000 Offerings, 5,000 in the 2002 Offering, 25,000 in the 2003 Offering and 15,000 in the 2004 Offering.

(b)	Includes distribution reinvestment plan shares of 5 in the Initial Offering, 42 in the 2000 Offering, 129 in the 2002 Offering, 1,728 in the 2003 Offering and 3,964 in the 2004 Offering.

In July 2004, at our 2004 annual meeting, the stockholders approved a resolution to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion.

The price per share of all of our equity offerings has been $10 per share. Selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses have not and will not exceed 13% of gross proceeds.

As of December 31, 2004, net proceeds from our offerings of shares and capital contributions from the Advisor, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements and organizational and offering expenses, totaled approximately $2.1 billion. We have used net offering proceeds, proceeds from permanent and construction financing and advances from our revolving line of credit to invest in 222 Properties located in 32 states.

During the period January 1, 2005 through February 28, 2005, we received additional net offering proceeds of $35.9 million, proceeds from new permanent financing of $143.7 million and incurred acquisition fees and costs of $7.2 million, including $5.5 million related to acquisition fees on the new permanent financing. We also used $81.7 million in connection with the acquisition of three MOBs, one Seniors' Housing facility and a parcel of land which we will hold for sale.

The number of Properties to be acquired and Mortgage Loans and other permitted investments in which we may invest will depend on the amount of net offering proceeds and loan proceeds available to us and the availability of reasonably priced Properties. During 2005, we expect to have access to capital through our 2004 Offering and the leveraging of our unencumbered or newly acquired Properties that will be sufficient to take advantage of acquisition opportunities.

Under our Amended and Restated Articles of Incorporation, if we do not list our shares on a national securities exchange or over-the-counter market by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.

Redemptions

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as a Listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, we may, at our option, redeem the shares for cash, subject to certain conditions and limitations. Redemptions are limited to the extent sufficient funds are available, however, at no time during any 12-month period may the number of shares we redeem exceed 5% of the number of shares of our outstanding common stock at the beginning of the 12-month period. The full amount of proceeds from our distribution reinvestment plan is available for redemptions. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. In the second quarter of 2004, we amended our redemption plan to change our redemption price from $9.20 per share to $9.50 per share. During the years ended December 31, 2004, 2003 and 2002, 685,396 shares, 131,781 shares and 37,306 shares, respectively, were redeemed and retired for $6.5 million, $1.2 million and $0.3 million, respectively.

Property Acquisitions

At December 31, 2004, our investment portfolio consisted of 222 Properties located in 32 states with an aggregate investment amount of approximately $3.2 billion compared to 119 Properties located in 27 states with an aggregate investment amount of approximately $1.5 billion at December 31, 2003. During the year ended December 31, 2004, we invested $1.7 billion in 103 Properties. The Properties acquired were 51 Seniors' Housing Properties, consisting primarily of assisted living and independent living facilities, including three facilities in various stages of development, and 52 MOBs containing approximately 2.6 million square feet, including two parcels of land on which MOBs are being constructed. With the exception of one Seniors' Housing Property under development, we, as lessor, have entered into long-term, triple-net lease agreements relating to the Seniors' Housing Properties and shorter-term, gross or triple-net lease agreements relating to the MOBs.

Of the Properties acquired during the year ended December 31, 2004, 101 Properties are subject to operating leases. Operating leases related to Seniors' Housing facilities generally provide for initial terms of 15 years with options that allow the tenants to renew the leases for 5 to 20 successive years subject to the same terms and conditions as the initial leases. In addition to minimum annual base rent, substantially all of the Seniors' Housing leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved. The leases also provide for the tenant to fund, in addition to minimum rent payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. Operating leases related to MOBs include both triple-net and gross basis leases and have initial terms of 5 to 15 years, provide for minimum rent and are generally subject to renewal options. The gross basis leases allow us to recover a portion of the MOB operating expenses from the tenants, as specified in the lease agreements. Substantially all Property leases require minimum annual base rent to be paid in monthly installments and increase at predetermined intervals (typically on an annual basis) during the terms of the leases.

Twenty of the MOBs acquired during 2004 are subject to ground leases with initial terms ranging from 41 to 80 years, and 16 of the ground leases contain renewal options for terms of 30 to 50 years.

During the year ended December 31, 2004, we also acquired two parcels of land through direct financing transactions and entered into 10-year lease agreements relating to the Properties. Each lease contains a bargain purchase option that may be exercised by the tenant at the beginning of the fifth lease year. Minimum lease payments related to the direct financing leases are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties.

In accordance with SFAS 141, we allocate the value associated with having in-place operating leases at the date of acquisition to an intangible lease asset or liability considering factors associated with lease origination costs, customer relationships and above or below market leases. During the years ended December 31, 2004 and 2003, we allocated $69.6 million and $31.6 million, respectively, of acquired real estate value to in-place lease origination costs and customer relationships, which are amortized over the remaining terms of the leases acquired with each Property. In addition, for the year ended December 31, 2004, we allocated $8.5 million to an intangible lease asset related to above market lease values and $4.5 million to an intangible lease liability related to below market lease values. These components are amortized to rental income from operating leases over the remaining terms of the leases acquired with each Property.

During the year ended December 31, 2004, three Properties that were under construction at December 31, 2003, and three Properties that were under construction when acquired in March 2004, commenced operations.

At December 31, 2004, our restricted cash balance included $2.0 million being held in escrow to fund the acquisition of Properties that we had entered into initial commitments to acquire. In January and February 2005, we used the entire escrowed amount to acquire three MOBs and a parcel of vacant land.

Other Investments

On May 30, 2002, we acquired a 10% interest in a limited partnership that owns an office building located in Orlando, Florida in which the Advisor and its Affiliates lease office space. Our equity investment in the partnership was $300,000. Our share in the limited partnership's distributions is equivalent to its equity interest in the limited partnership. The remaining interest in the limited partnership is owned by several Affiliates of the Advisor. In connection with this acquisition, we have severally guaranteed our 16.67% share of a $15.5 million unsecured promissory note of the limited partnership. At December 31, 2004, the note had an outstanding balance of $14.2 million.

In August 2004, we acquired a 55% interest in DASCO for $6.0 million including closing costs. We allocated $5.8 million to goodwill which represents the excess of the purchase price paid plus closing costs over the fair market value of the tangible assets (office furniture and equipment) acquired in the business acquisition. The purchase of the 55% interest in DASCO has provided and may continue to provide opportunities for us to participate in new medical office development and acquisition opportunities as well as enter the business of managing MOBs. DASCO operated 27 and is developing three of our MOBs at December 31, 2004.

Investments Subsequent to December 31, 2004 and Pending Investments

In January and February 2005, we acquired equity interests in three entities that own MOBs for an aggregate purchase price of $28.6 million and assumed a $7.1 million mortgage loan in connection with the purchases. One of the MOBs is currently under construction. The MOBs are located in Illinois, Indiana and Texas, contain approximately 161,900 square feet and are managed or being developed by DASCO. In February 2005, we also acquired a Seniors' Housing facility located in Illinois for $50 million, consisting of 274 independent and assisted living units, and an undeveloped parcel of land located in Texas for $3.1 million which we intend to hold for sale. The Seniors' Housing facility is leased to and operated by Horizon Bay. In connection with the acquisition of the Seniors' Housing facility, we borrowed $30 million in new permanent financing. We used cash available at December 31, 2004, plus additional offering and debt proceeds received in January and February 2005 to purchase these Properties.

As of February 28, 2005, we had commitments to acquire 17 Seniors' Housing facilities for $139 million and four MOBs for $18.1 million, subject to the fulfillment of certain conditions. It is expected that the Seniors' Housing facilities, consisting primarily of independent and assisted living units, will be leased to and managed by Encore Senior Living. Three of the MOBs contain an aggregate of 118,000 square feet and are leased to various third-party physicians and health care providers. The remaining MOB is under construction, and we expect to obtain construction funding or use our revolving line of credit to fund construction costs. The MOBs are expected to be managed by DASCO.

Borrowings

Line of Credit. We have an $85.0 million revolving line of credit that may be amended to allow the line of credit to be increased to $125.0 million. Eleven Properties with an aggregate real estate value of $121.6 million collateralize the $85.0 million revolving line of credit; however, the collateral provided by these 11 Properties only allows us to draw up to $71.4 million. This credit facility requires payments of interest only at LIBOR plus a percentage that fluctuates until maturity (4.84% at December 31, 2004), depending on our aggregate amount of debt outstanding in relation to our total assets. The line has several covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. We may use the revolving line of credit to fund acquisitions, pay fees, make distributions and fund working capital for general business purposes. Periodically, we expect to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings, permanent financing, the sale of assets or working capital. As of December 31, 2004, we had an outstanding balance of $20.0 million on the line of credit, which matures in September 2005. We are able to extend the September 2005 maturity date for an additional six month period with comparable terms as permitted under the loan agreement.

Term Loan. On December 30, 2004, we borrowed $60.0 million on a 14-day term loan to purchase Properties for which permanent financing was obtained in January 2005. This facility bore interest at 5.02% at December 31, 2004, and was repaid and terminated on January 13, 2005.

As of May 1, 2004, we elected to terminate a $50.0 million unused credit facility which we had entered into in September 2003.

Permanent Financing. During the year ended December 31, 2004, we obtained $690.8 million in permanent financing by assuming existing debt on various Properties acquired and by encumbering certain existing Properties with new debt. In addition, we extinguished $25.6 million in variable rate debt using proceeds from new permanent financing. As of December 31, 2004, our aggregate permanent financing was $937.6 million and was collateralized by Properties with an aggregate net book value of $1.8 billion. We have approximately $118.2 million in principal amortization due in 2005. Several loans that mature in 2005 contain extension options that we expect to exercise. We also expect to refinance certain loans and, to a lesser extent, use offering proceeds to repay the maturing loans.

Approximately 46% of our mortgage notes payable at December 31, 2004 were subject to variable interest rates; therefore, we are exposed to market changes in interest rates as explained in Item 7A., Quantitative and Qualitative Disclosures About Market Risk. Fixed interest rates range from 4.91% to 8.42% with a weighted average rate of 6.18%. Certain fixed rate loans we assumed contain substantial prepayment penalties and/or defeasance provisions that may preclude repayment of the loans prior to their maturity dates. Many of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties. Certain loans contain extension options with terms similar to the initial loan terms. In addition, certain loans contain provisions that allow us to convert variable interest rates to fixed interest rates based on U.S. Treasury rates plus a premium at the time the conversion option is exercised.

During the year ended December 31, 2004, we incurred $10.1 million in loan costs in connection with the placement and assumption of permanent financing facilities.

The table below summarizes permanent financing that we obtained during the year ended December 31, 2004 (dollars in thousands):

Funded or Assumed	Amount	Maturity Date	Interest Rate
Fixed Rate Debt:
January - December 2004	$ 130,000	January 2009	5.79%
January 2004	74,645	February 2011	5.96%
February 2004	33,139	May 2010	8.17%
April 2004	84,247	August 2008 - February 2013	5.09% - 8.35%
August 2004	6,361	July 2010 - September 2011	7.21% - 8.42%
November 2004 (1)	10,561	July 2007	4.91%
	338,953
Variable Rate Debt:
February 2004	48,740	June 2008	30-day LIBOR plus 3.70%; 5.95% floor
February 2004	192,680	October 2005 - April 2008	Fannie Mae Discount MBS rate plus .90% to 1.04%
March 2004	20,400	March 2007	30-day commercial paper rate plus 3.15%
December 2004	90,000	January 2010	Freddie Mac Reference Bill Index plus 1.12%
	351,820
	$ 690,773

(1)
The stated interest rate of 7.42% on this loan was greater than that available to us in the open capital market for comparable debt at the time of assumption. Consequently, we recognized $0.8 million in debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 4.91%. During the year ended December 31, 2004, we recognized $47,000 in debt premium amortization that is included in interest and loan cost amortization expense in the accompanying financial statements.

Construction Financing. During the year ended December 31, 2004, we drew $74.0 million under our construction loan facilities related to Properties under various stages of development. Total construction loans outstanding at December 31, 2004, were $81.5 million, and total liquidity remaining was $63.9 million. The loans are variable interest rate loans and mature from November 2006 to July 2009. We anticipate that we will obtain permanent financing or use proceeds from our offerings to pay the construction loans as they become due.

Bonds Payable. We have non-interest bearing life care bonds payable to certain residents of our two CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the year ended December 31, 2004, we issued new bonds to new residents of these retirement facilities totaling $12.1 million, and used the proceeds from the new bonds to retire $7.7 million of the existing bonds. As of December 31, 2004, the bonds payable had an outstanding balance of $94.5 million.

Contractual Obligations and Commitments

The following table presents our contractual cash obligations and related payment periods as of December 31, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$118,160	$129,626	$414,799	$275,004	$937,589
Revolving line of credit	20,000	—	—	—	20,000
Term loan	60,000	—	—	—	60,000
Bonds payable (1)	—	—	—	94,451	94,451
Construction loans payable	—	79,486	2,022	—	81,508
Ground leases	320	765	771	19,225	21,081
Security deposits and rent support	—	—	—	26,253	26,253
	$198,480	$209,877	$417,592	$414,933	$1,240,882

(1)
It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

The following table presents our commitments, contingencies and guarantees, and related expiration periods as of December 31, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$2,366	$—	$—	$—	$2,366
Earnout provisions (2)	33,479	2,000	—	—	35,479
Capital improvements to investment Properties (3)	78,003	3,152	—	—	81,155
Pending investments (4)	47,370	—	—	—	47,370
	$161,218	$5,152	$—	$—	$166,370

(1)
In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.6 million, of a $15.5 million unsecured promissory note of the limited partnership that matures April 2005. As of December 31, 2004, the unsecured promissory note had an outstanding balance of $14.2 million. We have not been required to fund any amounts under this guarantee. In the event we are required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)
In connection with the acquisition of 41 Properties, we may be required to make additional payments if earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, our initial investment in the Property and the fair value of the Property. In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to six additional Properties are subject to future values and events which are not quantifiable at December 31, 2004, and are not included in the table above.

(3)	Commitments for the funding of Properties under development are expected to be funded with draws from construction loan facilities.

(4)	As of December 31, 2004, we had commitments to acquire five MOBs and a parcel of undeveloped land subject to the fulfillment of certain conditions.

Market Risk

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

Until Properties are acquired or developed or Mortgage Loans are entered into, we may accumulate significant amounts of cash from offering proceeds or permanent financing. The cash is held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Mortgage Loans and take advantage of favorable capital market conditions. At December 31, 2004, we had $51.8 million invested in short-term investments as compared to $167.1 million at December 31, 2003. The decrease was primarily attributable to the cash used to purchase 103 Properties, offset by offering proceeds received from the sale of shares of common stock and placement of permanent financing during the year ended December 31, 2004.

Accounts and Other Receivables

Our accounts and other receivables balance increased from $12.2 million at December 31, 2003 to $20.5 million as of December 31, 2004. The increase was primarily due to an increase in rental revenues receivable from $11.2 million at December 31, 2003 to $21.8 million at December 31, 2004, offset by a $3.9 million reserve for doubtful accounts. Past due amounts aggregated $10.7 million at December 31, 2004. We have experienced delays in receiving current rent amounts due on certain Seniors' Housing facilities as a result of several tenants experiencing higher than expected property operating expenses. These tenants are thinly capitalized and rely on the net operating income generated from the Seniors' Housing facilities to fund rent obligations under their leases. Based on our analysis of estimated future cash flows to be generated by the facilities, we anticipate that certain delinquent amounts will be collected in the upcoming year. We have been and will continue to work with these tenants and the operators of the respective Properties to implement a plan to increase operating efficiencies in order to enhance cash flow generated from the Properties to fund current and past due rent obligations under the leases. In addition, we are evaluating strategic alternatives for certain facilities. The results of actual facility operations or implementation of one or more of these alternatives could result in additional reserves for doubtful accounts or impairment losses that may impact our results of operations in future periods.

Loan Costs

Net loan costs increased from $7.4 million at December 31, 2003 to $12.6 million at December 31, 2004, as a result of us borrowing or assuming $690.8 million in mortgage loans. Loan costs of $1.1 million were written off due to the early termination of debt. Loan cost amortization was $5.1 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively.

Distributions

During the years ended December 31, 2004, 2003 and 2002, we generated cash from operations of $139.4 million, $60.7 million and $16.8 million, respectively, which included the draw on operator rent guarantees of $21.6 million, $5.6 million and $2.9 million, respectively, and unrestricted security deposits received from tenants of $8.7 million, $3.1 million and $3.5 million, respectively. We declared and paid distributions to our stockholders of $147.1 million, $59.8 million and $14.4 million during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, on January 1, February 1 and March 1, 2005, we declared distributions to stockholders of record on those dates of $0.0592 per share of common stock (aggregating $42.9 million) which are payable by March 31, 2005.

During the year ended December 31, 2004, $7.7 million of distributions paid to stockholders was supported by borrowings on our line of credit. Our distribution policy is based on a balanced analysis of both current and long-term stabilized cash flows of our Properties and value creation, and our objective of continuing to qualify as a REIT for federal income tax purposes. During the year ended December 31, 2004, distributions paid to stockholders were greater than cash flows generated from operations. This occurred primarily because of a build up in accounts receivable due to several of our tenants experiencing higher than expected property operating expenses, as described above under "Accounts and Other Receivables." In addition, our acquisition strategy has focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies as we invest the proceeds received from the sale of shares of common stock. As a result, large cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments at lower returns prior to making these purchases. Therefore, distributions paid to stockholders may periodically be greater than cash flows generated from operations. We expect to continue a large portfolio investment strategy during 2005, and may borrow funds from the revolving line of credit to make distributions to stockholders.

For the years ended December 31, 2004, 2003 and 2002, approximately 60%, 71% and 65%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 40%, 29% and 35%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2004, 2003 and 2002, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital. We intend to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable monthly or quarterly.

Liquidity Requirements

We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders. To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we will use borrowings under our revolving line of credit. We expect to meet our other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, the investment in Mortgage Loans and other permitted investments, and the scheduled maturities of permanent financings with proceeds from our offerings, advances under our revolving line of credit and new permanent financing. We expect to meet our long-term liquidity requirements through short- or long-term, collateralized or uncollateralized debt financing or equity financing.

Seniors' Housing facilities are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, these tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, we may make fixed asset expenditures, in which case the annual minimum rent will be increased. We believe that current tenant reserves are sufficient to meet foreseen FF&E repairs. The MOBs are leased on either a triple-net or gross basis. With respect to the gross leases, we generally recover increases in building operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount from the tenants, as specified in the lease agreements.

Results of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Net income for the year ended December 31, 2004 totaled $117.9 million or $0.56 per share of common stock, as compared to net income of $58.5 million or $0.66 per share of common stock for 2003. The increase in net income is primarily due to an increase in rental income from the Properties that we acquired during the latter part of 2003 and in 2004 offset by increases in interest expense and loan cost amortization as a result of an increase in our average outstanding debt, provisions for accounts receivable reserves and an impairment charge related to the proposed sale of a Seniors' Housing facility. These changes are discussed in further detail below. Although net income increased significantly for the year ended December 31, 2004, it decreased on a per share basis primarily due to a larger average accumulated amount of cash during 2004. This cash was invested in short-term, highly liquid investments that earned a lower return than if the cash had been invested in Properties.

Revenues

At December 31, 2004, we owned 222 Properties, including 103 Properties that were acquired in 2004, compared to owning 119 Properties at December 31, 2003. As a result of the increase in the number and value of owned Properties, we earned rental and earned income from our leases of $255.0 million, including $40.6 million as a result of straight-lining rent increases throughtout the lease terms, for the year ended December 31, 2004, compared to $91.3 million, including $10.4 million of straight-line rent revenue, for the year ended December 31, 2003. We also earned $4.7 million and $2.6 million in FF&E reserve income during the years ended December 31, 2004 and 2003, respectively. Because 103 Properties were owned for only a portion of 2004 and we expect to acquire additional Properties during 2005, results of operations are not expected to be indicative of future periods. Rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

During the years ended December 31, 2004 and 2003, rental income included draws on operator rent guarantees of $21.6 million and $5.6 million, respectively. To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain Cross-Default and Pooling terms. In addition, as of December 31, 2004, we held $26.3 million in security deposits and rent support related to certain Properties. We also have limited guarantees from certain tenants and operators that aggregate $10.7 million as of December 31, 2004, related to 12 of our Properties.

In connection with three and 19 of our Properties, Sunrise has guaranteed rent payments until the earlier of June 30, 2005 and December 31, 2005, respectively, or the Properties achieving certain specified performance thresholds. Based on our review of the 2005 projected, Pooled net operating cash flow generated from these Properties, we do not believe that the performance thresholds will be achieved prior to the expiration of the Sunrise guarantees. We identified one Property within the 22-Property portfolio that we determined would be held for sale. In conjunction with this decision, we recognized a $1.9 million impairment loss. We are working with the tenant and operator of the 22-Property portfolio to implement a plan to enhance cash flow generated from the Properties. Failure of these Properties to enhance cash flow from operations may result in the non-payment of a portion of our rent after the guarantees expire, and as a result, the recognition of additional provisions for doubtful accounts beginning in the third quarter of 2005.

In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors' Housing facilities that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004, three of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenant's rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004, until such time the operating performance of the Properties achieves predetermined rent coverage thresholds.

There are six Seniors' Housing Properties that are experiencing operating performance deficiencies. These Properties are included in various portfolios that contain Cross-Defaulted and Pooling terms. Some of these portfolios do not have tenant guarantees or security deposits. We are evaluating strategic alternatives for these facilities. These alternatives include the transition of the facility's management to another operator, lease restructure and sale. If it is determined that any of these Properties should be sold, we may incur impairment losses. In addition, the failure of these Properties to generate cash flow sufficient to pay all or a portion of our rent may result in additional provisions for doubtful accounts in 2005.

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the results of our operations.

We recorded $4.7 million in tenant expense reimbursement revenue, representing contractual recoveries from tenants of 42% of our MOB operating expenses.

During the years ended December 31, 2004 and 2003, we also earned $3.0 million and $1.6 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. The increase in interest income is due to an increase in the average amount invested in short-term investments during the year ended December 31, 2004, as compared to the year ended December 31, 2003. As net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of our total revenues earned from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease.

During the year ended December 31, 2004, interest and other income also included $1.5 million in development, marketing and property management fees.

Expenses

Interest and loan cost amortization expense was $42.8 million and $9.6 million for the years ended December 31, 2004 and 2003, respectively. The increase was a result of our increasing the average amount of debt outstanding from $151.4 million for the year ended December 31, 2003, to $722.2 million for the year ended December 31, 2004. The weighted average interest rate was approximately 5.1% for the year ended December 31, 2004 and 5.8% for the year ended December 31, 2003. In addition, we wrote off $1.1 million in loan costs during the year ended December 31, 2004, as a result of the early extinguishment of debt and capitalized $0.7 million in interest to Properties under development during 2004.

General and administrative expenses and asset management fees were $27.3 million and $9.9 million for the years ended December 31, 2004 and 2003, respectively, representing 10.7% and 10.8% of net revenues, respectively. The increase in expenses is directly related to the increased number and value of Properties owned as well as the general and administrative expenses related to DASCO. The dollar amount of general and administrative expenses and asset management fees is expected to increase as we acquire additional Properties and invest in Mortgage Loans; however, expenses as a percentage of net revenues are expected to decrease.

Total property-related operating expenses for the years ended December 31, 2004 and 2003, were $12.9 million and $136,000, respectively. The increase was primarily due to the acquisition of the MOBs in the second and third quarters of 2004, where we are generally responsible for property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants. Property operating expenses related to MOBs were $11.2 million for the year ended December 31, 2004. Property expenses related to Seniors' Housing facilities increased proportionately to the increase in the number of Seniors' Housing facilities owned during the year ended December 31, 2004.

During the year ended December 31, 2004, we recognized a provision for loss of $3.9 million related to doubtful accounts receivable as discussed in the "Accounts and Other Receivables" section above.

In November 2004, we determined that one of our Seniors' Housing facilities would be held for sale. In conjunction with this decision, we recognized a loss from discontinued operations of $1.6 million for the year ended December 31, 2004, representing $0.3 million in net operating income, offset by a $1.9 million impairment loss for the write-down of the Property to its estimated fair value less selling costs. To conform with the December 31, 2004 presentation, $25,000 in net operating income was reclassified to income from discontinued operations for the year ended December 31, 2003.

Depreciation and amortization expense was $63.0 million for the year ended December 31, 2004, compared to $17.6 million for the year ended December 31, 2003, as a result of our owning 96 additional operating Properties subject to operating leases during 2004.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Net income for the year ended December 31, 2003 totaled $58.5 million or $0.66 per share of common stock. This compares to net income of $11.4 million or $0.52 per share of common stock in 2002. The increase in net income and net income per share was the result of the various factors described below.

For the years ended December 31, 2003 and 2002, we earned $91.3 million and $16.8 million, respectively, in rental income from our Properties under operating leases and earned income from our Properties subject to direct financing leases. We also earned $2.6 million and $0.2 million in FF&E reserve income during the years ended December 31, 2003 and 2002, respectively. The increase in rental and FF&E reserve income was due to our owning 118 Properties subject to lease agreements during the year ended December 31, 2003, as compared to 36 Properties during the year ended December 31, 2002. Since 82 Properties were owned for only a portion of 2003 and additional Property acquisitions are expected to occur, results of operations are not expected to be indicative of future periods and rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

During the years ended December 31, 2003 and 2002, we also earned $1.6 million and $1.9 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments. Although the average amount invested in short-term investments increased during the year ended December 31, 2003, as compared to the year ended December 31, 2002, interest income decreased due to a decrease in interest rates earned on the short-term investments. As net offering proceeds are used to invest in Properties and make Mortgage Loans, the percentage of our total revenues earned from interest income from investments in money market accounts or other short-term, highly liquid investments is expected to decrease. Included in interest and other income for the years ended December 31, 2003 and 2002, was $0.1 million and $0.2 million, respectively, in interest income related to accounts and other receivables.

Operating expenses, excluding depreciation expense, were $10.0 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively (10.5% and 11.6%, respectively, of total revenues). The increase in operating expenses for the year ended December 31, 2003, as compared to the year ended December 31, 2002, was the result of incurring asset management fees and general and administrative expenses relating to our acquiring 82 additional Properties during 2003. Interest and loan amortization expense increased from $1.5 million for the year ended December 31, 2002 to $9.6 million for the year ended December 31, 2003, as a result of increasing the average amount of debt outstanding during 2003, offset partially by a decrease in interest rates. Depreciation and amortization increased from $3.3 million for the year ended December 31, 2002 to $17.6 million for the year ended December 31, 2003, as a result of our acquiring 82 additional Properties during 2003. The dollar amount of operating expenses is expected to increase as we acquire additional Properties, invest in Mortgage Loans, obtain permanent financing and draw funds on our revolving line of credit. However, general and administrative expenses as a percentage of total revenues are expected to decrease as we acquire additional Properties and invest in Mortgage Loans.

Other

Inflation and Trends

Our Seniors' Housing leases are triple-net leases and contain provisions that we believe will mitigate the effect of inflation. These provisions include clauses requiring automatic increases in base rent at specified times during the term of the lease (generally on an annual basis) and the payment of contingent rent if Properties achieve specified operating thresholds (based on factors such as a percentage of gross revenue above a specified level). We have also invested in MOBs, which include both triple-net and gross basis leases. These leases also contain provisions that mitigate the effect of inflation, such as scheduled base rent increases during the lease terms and with respect to gross leases, the reimbursement of future increases in operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount. Inflation and changing prices may have an adverse impact on the potential disposition of the Properties and on appreciation of the Properties.

We believe that changes and trends in the health care industry will continue to create opportunities for growth of seniors' housing and other health care facilities, including (i) the growth of operators serving specific health care niches, (ii) the consolidation of providers and facilities through mergers, integration of physician practices, and elimination of duplicative services, (iii) the pressures to reduce the cost of providing quality health care, (iv) more dual-income and single-parent households leaving fewer family members available for in-home care of aging parents and necessitating more senior care facilities, and (v) an anticipated increase in the number of insurance companies and health care networks offering privately funded long-term care insurance. Additionally, we believe that demographic trends are significant when looking at the potential for future growth in the health care industry. Today's baby boomers (those born between 1946 and 1964) will begin reaching age 65 as early as 2011. According to the U.S. Census Bureau, the age 65 plus population is projected to more than double between now and the year 2050, to 82 million. Most of this growth is expected to occur between 2010 and 2030 when the number of older adults is projected to grow by an average of 2.8% annually.

We believe that during 2004, the seniors' housing industry experienced increased occupancies and average daily rates, and generally the facilities operated at a higher level of efficiency. The success of the future operations of our Properties will depend largely on each tenant's and operator's ability to adapt to dominant trends in the industry in each specific region, including, among others, greater competitive pressures, increased consolidation and changing demographics.

We are not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor do we expect any material changes in the availability and relative cost of such capital resources. Assuming the inflation rate remains low and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financings.

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

We have entered into an Advisory Agreement with the Advisor pursuant to which the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the years ended December 31, 2004, 2003 and 2002, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Acquisition fees (1):
From offering proceeds	$38,286	$47,644	$16,685
From debt proceeds	29,952	11,277	2,052
	68,238	58,921	18,737

Asset management fees (2)	13,047	4,372	771

Reimbursable expenses (3):
Acquisition expenses	331	403	228
General and administrative expenses	4,313	2,255	987
	4,644	2,658	1,215
	$85,929	$65,951	$20,723

(1)
Acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans equal to 4.0% of gross offering proceeds under the 2004 Offering and loan proceeds from permanent financing (4.5% under the prior offerings gross offering proceeds and loan proceeds), excluding that portion of the permanent financing used to finance Secured Equipment Leases.

If we list our common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 4.0% of amounts outstanding on the line of credit, if any, at the time of listing. Certain fees payable to the Advisor upon listing, orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

(2)
Monthly asset management fee of 0.05% of our real estate asset value, as defined in the Advisory Agreement dated May 3, 2004, and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)
Reimbursement for administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the Advisory Agreement, the Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap in any Expense Year. Operating expenses for the Expense Years ended December 31, 2004, 2003 and 2002, did not exceed the Expense Cap.

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

During the years ended December 31, 2004, 2003 and 2002, we incurred the following fees and costs (in thousands):

	Years ended December 31,
	2004	2003	2002

Selling commissions	$61,830	$79,499	$27,835
Marketing support fee	6,648	5,300	1,856
Offering and due diligence costs	18,328	16,190	9,208
Soliciting dealer service fee	310	310	—
	$87,116	$101,299	$38,899

Amounts due to related parties consisted of the following at December 31 (in thousands):

	2004	2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$21	$372
Accounting and administrative services	761	304
Acquisition fees and expenses	656	815
	1,438	1,491

Due to CNL Securities Corp.:
Selling commissions	149	1,366
Marketing support fees and due diligence expense reimbursements	45	91
Soliciting dealer servicing fee	—	310
	194	1,767
	$1,632	$3,258

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). In March 2004 and June 2002, CCM made the arrangements for the two commercial paper loans totaling $43.9 million, as described in Note 10 of the accompanying financial statements. During the years ended December 31, 2004 and 2003, CCM was paid $0.2 million and $0.5 million in structuring fees, respectively. These amounts are included in deferred costs as of December 31, 2004 and 2003, and are being amortized over the terms of the loans. In addition, the monthly interest payments due under these loans include an annual margin of 40 and 30 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. During the years ended December 31, 2004, 2003 and 2002, $0.1 million, $0.2 million and $0.2 million, respectively, was paid to CCM related to these services.

During the year ended December 31, 2003, we also paid CCM a $0.2 million finder's fee related to the acquisition of two Properties.

We maintain bank accounts in a bank in which certain of our officers and directors serve as directors and are majority stockholders. The amounts deposited with this bank were $22.9 million and $15.8 million at December 31, 2004 and 2003, respectively.

We own a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the years ended December 31, 2004 and 2003, we received $0.2 million and $0.1 million, respectively, in distributions from the partnership.

On September 1, 2004, a company which is owned by our chairman of the Board sold its 30% voting membership interest in a limited liability company which is affiliated with the HRA Tenants to the remaining members of the limited liability company. The HRA Tenants contributed 30% and 35% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

Our chairman of the board is also a director in a hospital that leases office space in seven of our MOBs that were acquired in August 2004. Additionally, one of our independent directors is a director in a health system that leases office space in one of our MOBs that was acquired in April 2004. During the year ended December 31, 2004, these hospitals contributed less than 1% of our total revenues.

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

Goodwill. We allocate the excess of the aggregate purchase price paid over the fair market value of the tangible and identifiable intangible assets acquired in a business combination accounted for as a purchase to goodwill. Goodwill is not subject to amortization but is subject to quarterly impairment analysis.  If quoted market prices are not available for our impairment analysis, we use other valuation techniques that involve measurement based on projected net earnings of the underlying reporting unit.

REIT Qualification

We made an election under Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect our net income. However, we believe that we are organized and have operated in such a manner as to qualify for treatment as a REIT since our formation in 1997 and specifically for the years ended December 31, 2004, 2003 and 2002. In addition, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Statement Regarding Forward Looking Information

The preceding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as "believe," "intend," "expect" and "may." Although we believe that the expectations reflected in such forward looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under our line of credit, continued availability of proceeds from our equity offerings, our ability to obtain permanent financing on satisfactory terms, our ability to continue to locate suitable Properties and borrowers for our Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Approximately 46% of our mortgage notes payable and all of our construction loans payable at December 31, 2004 were subject to variable interest rates, therefore, we are exposed to market changes in interest rates. At December 31, 2004, a hypothetical 100 basis point increase in the US Treasury and LIBOR rates would have resulted in additional interest costs of approximately $5.1 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

We are also subject to interest rate risk through outstanding balances on our variable rate line of credit. We had $20.0 million outstanding at December 31, 2004.

To mitigate interest rate risk, we may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds should interest rates rise substantially and offering proceeds be available. Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

Following is a summary of our permanent financing, construction loans, line of credit and term loan obligations at December 31, 2004 (in thousands):

	Expected Maturities
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt:	$—	$—	$10,543	$82,194	$143,875	$269,722	$506,334	$507,058
Average Interest Rate	—	—	7.42%	6.98%	6.02%	6.07%	6.23%	6.18%

Variable Rate Debt:	$190,445	$92,079	$86,877	$130,617	$2,021	$90,000	$592,039
Average Interest Rate	4.24%	4.79%	6.04%	4.63%	4.17%	3.39%	4.55%

Item 8. Financial Statements and Supplementary Data

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES

CONTENTS

Page

Report of Independent Registered Certified Public Accounting Firm	30-31

Financial Statements:

Consolidated Balance Sheets	32

Consolidated Statements of Income	33

Consolidated Statements of Stockholders' Equity	34

Consolidated Statements of Cash Flows	35-36

Notes to Consolidated Financial Statements	37-55

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of CNL Retirement Properties, Inc.

We have completed an integrated audit of CNL Retirement Properties, Inc. and its subsidiaries' December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CNL Retirement Properties, Inc and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the following consolidated entities which were acquired during 2004 from its assessment of internal control over financial reporting as of December 31, 2004: The DASCO Companies, LLC, including a DASCO-related portfolio of 30 medical office buildings, and a portfolio of 22 medical office buildings. We have also excluded these consolidated entities from our audit of internal control over financial reporting. Total assets and total revenues of these consolidated entities represent 15.6% and 12.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PRICEWATERHOUSECOOPERS LLP

Orlando, Florida
March 9, 2005

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2004	December 31, 2003
Assets
Real estate investment properties:
Accounted for using the operating method, net	$2,595,513	$1,080,062
Accounted for using the direct financing method	480,051	418,347
Intangible lease costs, net	98,781	30,088
	3,174,345	1,528,497

Cash and cash equivalents	51,781	167,090
Restricted cash	34,430	14,812
Accounts and other receivables, net	20,545	12,223
Deferred costs, net	17,469	7,386
Accrued rental income	52,290	14,603
Other assets	11,412	13,800
Real estate held for sale	1,578	3,488
Goodwill	5,791	—
	$3,369,641	$1,761,899

Liabilities and stockholders’ equity
Liabilities:
Mortgages payable	$937,589	$275,056
Bonds payable	94,451	90,125
Construction loans payable	81,508	7,402
Line of credit	20,000	20,000
Term loan	60,000	—
Due to related parties	1,632	3,258
Accounts payable and other liabilities	33,937	11,657
Intangible lease liability, net	3,742	—
Deferred income	4,811	476
Security deposits	26,253	7,984
Total liabilities	1,263,923	415,958

Commitments and contingencies

Minority interests	2,361	—

Stockholders’ equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion and 450,000 shares, respectively, issued 238,485 and 150,253 shares, respectively, outstanding 237,547 and 150,077 shares, respectively	2,376	1,501
Capital in excess of par value	2,135,498	1,349,719
Accumulated distributions in excess of net income	(34,517)	(5,279)
Total stockholders’ equity	2,103,357	1,345,941
	$3,369,641	$1,761,899

See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Seniors’ Housing:
Rental income from operating leases	$173,947	$60,166	$12,412
Earned income from direct financing leases	54,873	31,107	4,366
FF&E reserve income	4,671	2,607	153
Contingent rent	90	47	8
Medical Office Buildings:
Rental income from operating leases	26,225	—	—
Tenant expense reimbursements	4,735	—	—
	264,541	93,927	16,939
Expenses:
Seniors’ Housing property expenses	1,663	136	23
Medical Office Buildings operating expenses	11,234	—	—
General and administrative	14,778	5,482	1,389
Provision for doubtful accounts	3,900	—	—
Asset management fees to related party	12,552	4,370	771
Depreciation and amortization	62,978	17,553	3,336
	107,105	27,541	5,519

Operating income	157,436	66,386	11,420

Interest and other income	4,768	1,626	1,913
Interest and loan cost amortization expense	(42,783)	(9,588)	(1,534)

Income before equity in income of unconsolidated entity, minority interests in income of consolidated subsidiaries and discontinued operations	119,421	58,424 5858,424	11,799

Equity in earnings of unconsolidated entity	178	11	6

Minority interests in income of consolidated subsidiaries	(93)	—	(433)
Income from continuing operations, net	119,506	58,435	11,372

Discontinued operations:
Income from discontinued operations, net	295	25	—
Impairment provisions	(1,883)	—	—
Income (loss) from discontinued operations	(1,588)	25	—

Net income	$117,918	$58,460	$11,372

Net income (loss) per share of common stock (basic and diluted)
From continuing operations	$0.57	$0.66	$0.52
From discontinued operations	(0.01)	—	—
	$0.56	$0.66	$0.52

Weighted average number of shares of common stock outstanding (basic and diluted)	210,343	88,840	22,035

See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

				Accumulated
	Common stock		Capital in	distributions in
	Number	Par	excess of	excess of net
	of shares	value	par value	income	Total
Balance at December 31, 2001	7,135	$71	$61,786	$(948)	$60,909

Subscriptions received for common stock through public offerings and reinvestment plan	37,113	371	370,764	—	371,135

Retirement of common stock	(37)	—	(343)	—	(343)

Stock issuance costs	—	—	(38,899)	—	(38,899)

Net income	—	—	—	11,372	11,372

Distributions declared and paid ($0.7002 per share)	—	—	—	(14,379)	(14,379)

Balance at December 31, 2002	44,211	442	393,308	(3,955)	389,795

Subscriptions received for common stock through public offerings and reinvestment plan	105,998	1,060	1,058,921	—	1,059,981

Retirement of common stock	(132)	(1)	(1,211)	—	(1,212)

Stock issuance costs	—	—	(101,299)	—	(101,299)

Net income	—	—	—	58,460	58,460

Distributions declared and paid ($0.7067 per share)	—	—	—	(59,784)	(59,784)

Balance at December 31, 2003	150,077	1,501	1,349,719	(5,279)	1,345,941

Subscriptions received for common stock through public offerings and reinvestment plan	88,155	882	879,386	—	880,268

Retirement of common stock	(685)	(7)	(6,491)	—	(6,498)

Stock issuance costs	—	—	(87,116)	—	(87,116)

Net income	—	—	—	117,918	117,918

Distributions declared and paid ($0.7104 per share)	—	—	—	(147,156)	(147,156)

Balance at December 31, 2004	237,547	$2,376	$2,135,498	$(34,517)	$2,103,357

See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Increase (decrease) in cash and cash equivalents:
Operating activities:
Net income	$117,918	$58,460	$11,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,350	16,367	3,068
Amortization	13,760	2,558	394
Minority interests in income	93	—	433
Accretion of notes payable premium	(48)	—	—
Impairment provisions	1,883	—	—
Above market lease amortization	742	—	—
Below market lease accretion	(721)	—	—
Lease incentive cost amortization	90	—	—
Provision for doubtful accounts	3,900	—	—
Equity in income of unconsolidated entity	(178)	(11)	(6)
Changes in operating assets and liabilities:
Accounts and other receivables	(10,171)	(11,031)	(827)
Accrued rental income	(40,727)	(13,426)	(1,375)
Accrued direct financing lease income	(8,793)	—	—
Ground lease straight-line	14	—	—
Deferred lease incentives	(2,678)	—	—
Other assets	(4,528)	(1,906)	(31)
Interest payable	3,058	696	115
Accounts payable and other liabilities	(1,198)	5,254	484
Deferred income	3,335	476	—
Due to related parties	457	195	(332)
Security deposits	7,839	3,117	3,503
Rents paid in advance	1,001	(91)	(13)
Net cash provided by operating activities	139,398	60,658	16,785

Investing activities:
Investment in land, buildings and equipment	(921,698)	(661,946)	(193,176)
Investment in direct financing leases	(50,230)	(263,330)	(128,065)
Investment in intangible lease costs	(50,064)	(23,220)	(8,408)
Purchase of minority interest	—	—	(8,500)
DASCO Acquisition	(204,441)	—	—
Investment in note receivable	—	—	(2,000)
Proceeds from note receivable	—	2,000	—
Investment in unconsolidated entity	—	—	(350)
Distributions received from unconsolidated entity	175	149	191
Payment of acquisition fees and costs	(73,124)	(53,126)	(16,132)
Payment of deferred leasing costs	(864)	—	—
Increase in restricted cash	(9,448)	(13,127)	(1,650)
Net cash used in investing activities	(1,309,694)	(1,012,600)	(358,090)

Financing activities:
Proceeds from borrowings on mortgages payable	315,045	170,800	32,620
Principal payments on mortgages payable	(28,964)	(13,832)	(268)
Proceeds from construction loans payable	73,618	7,402	—
Proceeds from borrowings on line of credit	—	71,370	—
Repayments on line of credit	—	(51,370)	—
Proceeds from term loan	60,000	—	—
Proceeds from issuance of life care bonds	12,063	8,203	—

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Financing activities - continued:
Retirement of life care bonds	$(7,736)	$(6,589)	$—
Payment of loan costs	(10,149)	(7,523)	(1,309)
Contributions from minority interests	997	—	8,500
Distributions to minority interest	(45)	—	(509)
Subscriptions received from stockholders	880,268	1,059,981	371,135
Distributions to stockholders	(147,138)	(59,784)	(14,379)
Retirement of common stock	(3,933)	(1,117)	(174)
Payment of stock issuance costs	(89,039)	(99,309)	(40,232)
Net cash provided by financing activities	1,054,987	1,078,232	355,384

Net (decrease) increase in cash and cash equivalents	(115,309)	126,290	14,079
Cash and cash equivalents at beginning of year	167,090	40,800	26,721
Cash and cash equivalents at end of year	$51,781	$167,090	$40,800

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$34,658	$7,534	$1,294

Amounts incurred by the Company and paid by related parties on behalf of the Company were as follows:
Acquisition costs	$331	$403	$451
Stock issuance costs	18,987	17,246	5,613
	$19,318	$17,649	$6,064

Supplemental schedule of non-cash investing and financing activities:
DASCO Acquisition
Purchase accounting:
Assets acquired:
Real estate properties accounted for using the operating method	$189,111	$—	$—
Intangible lease costs	25,623
Cash and cash equivalents	470
Restricted cash	633	—	—
Deferred costs	124	—	—
Other assets	1,088	—	—
Goodwill	5,487	—	—
Total	$222,536	$—	$—
Liabilities assumed:
Mortgages payable	$10,562	$—	$—
Construction loans payable	487
Accounts payable and other liabilities	3,379	—	—
Intangible lease liability	2,304	—	—
Security deposits	893	—	—
Total	$17,625	$—	$—
Net assets acquired	$204,911	$—	$—
Net assets acquired, net of cash	$204,441	$—	$—

Mortgage loans assumed on properties acquired	$365,166	$72,762	$12,974

Bonds assumed on properties acquired	$—	$88,511	$—

See accompanying notes to consolidated financial statements.

1.     Organizational and Basis of Presentation:

Organization - CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a "REIT") for federal income tax purposes. The term "Company" includes CNL Retirement Properties, Inc. and each of its subsidiaries and several consolidated partnerships and joint ventures. Various other wholly owned or majority owned subsidiaries are expected to be formed in the future for the purpose of acquiring or developing real estate properties.

The Company acquires real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States. The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing") and medical office buildings ("MOBs"), specialty clinics, walk-in clinics and other types of health care-related facilities. Seniors’ Housing facilities are generally leased on a long-term, triple-net basis and MOBs are generally leased on a shorter-term, gross or triple-net basis. The Company may provide mortgage financing loans ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Seniors' Housing and other health care-related facilities. In addition, the Company may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries. The Company operates in one business segment which is the ownership, development, management and leasing of health care-related real estate. As of December 31, 2004, the Company owned 170 Seniors’ Housing Facilities and 52 MOBs.

In August 2004, the Company acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company that manages 30 of the Company's MOBs. DASCO may also provide development and property management services to unrelated third parties.

The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company, each of its wholly owned subsidiaries, DASCO and other entities in which the Company owns a majority and controlling interest. Interests of unaffiliated third parties in less than 100% owned and majority controlled entities are reflected as minority interests. All significant inter-company balances and transactions have been eliminated in consolidation.

2.     Summary of Significant Accounting Policies:

Investment Properties and Lease Accounting - Seniors’ Housing Properties are leased on a long-term, triple-net basis whereby the tenants are responsible for all operating expenses relating to the Property, including property taxes, insurance, maintenance, repairs and utilities. Seniors' Housing leases generally provide for minimum and contingent rent and contain renewal options from 5 to 20 successive years subject to the same terms and conditions as the initial term. MOBs are leased on either a triple-net or gross basis, have initial lease terms of 5-15 years and are generally subject to renewal options. In addition, MOB gross leases provide for the recovery of a portion of the properties' operating expenses from the tenants. Substantially all leases require minimum annual rents to increase at predetermined intervals during the lease terms. For the years ended December 31, 2004, 2003 and 2002, the Company's tenants paid $21.5 million, $8.1 million and $1.1 million, respectively, in property taxes on behalf of the Company. The leases are accounted for using either the operating or direct financing method.

Operating method - For leases accounted for as operating leases, Properties are recorded at cost. Minimum rent payments contractually due under the leases are recognized as revenue on a straight-line basis over the lease terms so as to produce constant periodic rent recognition over the lease terms. The excess of rents recognized over amounts contractually due are included in accrued rental income in the accompanying financial statements. Buildings, land improvements and equipment are depreciated on the straight-line method over their estimated useful lives of 39-40 years, 15 years and 3-7 years, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

2.    Summary of Significant Accounting Policies - Continued:

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

Impairment of Long-Lived Assets - The Company evaluates its Properties and other long-lived assets on a quarterly basis, or upon the occurrence of significant changes in operations, to assess whether any impairment indications are present that affect the recovery of the carrying amount of an individual asset. Management compares the sum of expected undiscounted cash flows from the asset over its anticipated holding period, including the asset's estimated residual value, to the carrying value. If impairment is indicated, a loss is provided to reduce the carrying value of the property to the lower of its cost or its estimated fair value.

When a Property is sold, the related costs and accumulated depreciation, plus any accrued rental income, are removed from the accounts and any gain or loss from sale is reflected in income.

Intangible Lease Costs - In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS 141"), the Company allocates the purchase price of acquired Properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the Property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. The allocation to intangible assets is based upon factors considered by management including an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price is allocated to the above or below market value of in-place leases and the value of customer relationships.

The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in intangible lease costs and below market lease values are included in an intangible lease liability in the accompanying consolidated financial statements and are amortized to rental income over the remaining terms of the leases acquired with each Property.

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

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

2.    Summary of Significant Accounting Policies - Continued:

Accounts and Other Receivables - Accounts and other receivables consist primarily of lease payments contractually due from tenants. On a monthly basis, the Company reviews the contractual payments versus the actual cash received. When management identifies delinquencies, an estimate is made as to the amount of provision for loss related to doubtful accounts, if any, that may be needed based on its review of Property specific circumstances, including the analysis of the Property's operations and operating trends, current economic conditions and tenant payment history. At December 31, 2004, the Company had a $3.9 million reserve for doubtful accounts and other receivables. The total amount of the reserve, which represents the cumulative provisions less write-offs of uncollectible rent, if any, is recorded against accounts and other receivables in the consolidated financial statements. At December 31, 2003 and 2002, there were no reserves for doubtful accounts.

Deferred Loan Costs - Loan costs are capitalized and are amortized as interest over the terms of the respective loan agreements using the effective interest method. Unamortized loan costs are expensed when the associated debt is retired before maturity.

Goodwill - In connection with the acquisition of DASCO, the Company allocated $5.8 million to goodwill, which represents the excess of the purchase price plus closing costs paid by the Company over the fair market value of the tangible assets acquired in the business acquisition (see Note 17). Goodwill is not subject to amortization but is subject to the Company’s quarterly impairment analysis.  If quoted market prices are not available for the impairment analysis, other valuation techniques that involve measurement based on projected net earnings of the underlying reporting unit are used.

Investment in Unconsolidated Entity - The Company owns a 10% interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The Company's investment in the partnership is accounted for using the equity method as the Company has significant influence.

Development Costs - Development costs, including interest, real estate taxes, insurance and other costs incurred in developing new Properties, are capitalized during construction. Upon completion of construction, development costs are amortized on a straight-line basis over the useful lives of the respective assets.

Capitalized Interest - Interest, including loan costs for borrowings used to fund development and construction, is capitalized as construction in progress and allocated to the individual Property costs. For the years ended December 31, 2004 and 2003, interest of $0.7 million and $36,800, respectively, was capitalized to construction in progress.

Deferred Income - Rental income contractually due under leases from Properties that are under development are recorded as deferred income. Upon completion of construction, deferred income is amortized to revenue on a straight-line basis over the remaining lease term. For the years ended December 31, 2004 and 2003, rental income of $3.2 million and $0.5 million, respectively, related to eight Properties under various stages of development has been deferred and included as deferred income in the accompanying consolidated financial statements.

Bonds Payable - In connection with the acquisition of two CCRCs, the Company assumed non-interest bearing life care bonds payable to certain residents of the CCRCs. Generally, the bonds are refundable to the resident or to the resident's estate upon termination or cancellation of the CCRC agreement. Proceeds from the issuance of new bonds are used to retire existing bonds. As the maturity of these obligations is not determinable, no interest is imputed.

Minority Interests - Minority interests in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of the consolidated real estate partnerships. Net income or net losses, contributions and distributions for each partnership are allocated to the minority partner in accordance with the partnership agreement.

FF&E Reserve Income - A furniture, fixture and equipment ("FF&E") cash reserve has been established in accordance with substantially all of the Seniors’ Housing lease agreements. In accordance with the agreements, the tenants deposit funds into restricted FF&E cash reserve accounts and periodically use these funds to cover the cost of the replacement, renewal and additions to FF&E. In the event that the FF&E reserve is not sufficient to maintain the Property in good working condition and repair, the Company may make fixed asset expenditures, in which case annual rent would be increased.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

2.     Summary of Significant Accounting Policies - Continued:

All funds in the FF&E reserve accounts, including the interest earned on the funds and all property purchased with the funds from the FF&E reserve are the property of the Company; therefore, the Company recognizes the FF&E reserve payments as income. FF&E purchased with FF&E reserve funds that improve or extend the useful lives of the respective Properties are capitalized. All other FF&E costs are recorded as property operating expenses in the accompanying consolidated financial statements. In accordance with the terms of a few leases, FF&E reserve accounts are held by each tenant until the end of the lease term at which time all property purchased with funds from the FF&E reserve accounts will become the property of the Company.

With respect to 13 Properties subject to direct financing leases, FF&E reserve accounts are held by each tenant and all property purchased with funds from the FF&E accounts will remain the property of the tenants. Accordingly, the Company does not recognize FF&E reserve income relating to these direct financing leases.

Income Taxes - The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, the Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. At December 31, 2004, 2003 and 2002, the Company was in compliance with all REIT requirements and was not subject to federal income taxes.

Income Per Share - Basic income per common share is calculated based upon net income (income available to common stockholders) divided by the weighted average number of shares of common stock outstanding during the period. As of December 31, 2004, 2003 and 2002, the Company did not have any potentially dilutive common shares.

Use of Estimates - Management has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on reported equity or net income.

3.   Public Offerings:

Upon formation in December 1997, the Company received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor. Since its inception through December 31, 2004, the Company has made five public offerings and received subscriptions as follows (in thousands):

		Offering		Subscriptions
Offering	Date Completed	Shares (a)	Amount	Shares (b)	Amount

Initial Offering	September 2000	15,500	$ 155,000	972	$ 9,719
2000 Offering	May 2002	15,500	155,000	15,500	155,000
2002 Offering	April 2003	45,000	450,000	45,000	450,000
2003 Offering	April 2004	175,000	1,750,000	156,793	1,567,925
2004 Offering	Open	400,000	4,000,000	20,201	202,014
		651,000	$ 6,510,000	238,466	$ 2,384,658

(a)	Includes distribution reinvestment plan shares of 500 in each of the Initial and 2000 Offerings, 5,000 in the 2002 Offering, 25,000 in the 2003 Offering and 15,000 in the 2004 Offering.

(b)	Includes distribution reinvestment plan shares of 5 in the Initial Offering, 42 in the 2000 Offering, 129 in the 2002 Offering, 1,728 in the 2003 Offering and 3,964 in the 2004 Offering.

The price per share of all of the equity offerings of our common stock, other than shares offered pursuant to our distribution reinvestment plan, has been $10 per share.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

3.    Public Offerings - Continued:

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

Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the Company’s public offerings. During the years ended December 31, 2004, 2003 and 2002, the Company incurred $87.1 million, $101.3 million and $38.9 million, respectively, in offering costs, including $68.8 million, $85.1 million and $29.7 million, respectively, in selling commissions and marketing support fees. These amounts are treated as stock issuance costs and charged to stockholders’ equity.

4.    Investment Properties:

Accounted for Using the Operating Method - Properties subject to operating leases consisted of the following at December 31 (dollars in thousands):

	2004	2003
Land and land improvements	$312,751	$141,079
Buildings and building improvements	2,131,187	881,914
Tenant improvements	62,641	—
Equipment	66,641	41,544
	2,573,220	1,064,537
Less accumulated depreciation	(74,510)	(20,248)
	2,498,710	1,044,289
Construction in progress	96,803	35,773

	$2,595,513	$1,080,062
Number of Properties (1):
Seniors' Housing:
Operating	133	82
Under construction	3	6
	136	88
Medical Office Buildings (2):
Operating	49	—
Under construction	3	—
	52	—
	188	88

(1)	Excludes one Property held for sale.
(2)	Includes 20 Properties subject to long-term ground lease agreements.

For the years ended December 31, 2004, 2003 and 2002, the Company recognized $40.6 million, $10.4 million and $1.2 million, respectively, of revenue from the straight-lining of lease revenues over current contractually due amounts. These amounts are included in rental income from operating leases in the accompanying consolidated statements of income.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

4.    Investment Properties - Continued:

During 2004, the Company made the decision to sell a Seniors' Housing Property based on the review of the facility's operating performance. In connection with this decision, the Company recorded an impairment provision of $1.9 million to reduce the carrying value to estimated fair value less the estimated selling costs. No impairment loss was recognized for the years ended December 31, 2003 and 2002.

Future minimum lease payments contractually due under the noncancellable operating leases at December 31, 2004, exclusive of renewal option periods and contingent rents, were as follows (in thousands):

2005	$223,562
2006	229,854
2007	233,328
2008	235,783
2009	236,701
Thereafter	2,229,035
$3,388,263

Accounted for Using the Direct Financing Method — The components of net investment in direct financing leases consisted of the following at December 31 (dollars in thousands):

	2004	2003

Minimum lease payments receivable	$1,529,171	$1,491,957
Estimated residual values	449,099	399,099
Less unearned income	(1,498,219)	(1,472,709)

Net investment in direct financing leases	$480,051	$418,347

Properties subject to direct financing leases	33	31

Direct financing leases have initial terms that range from 10 to 35 years and provide for minimum annual rent. Certain leases contain provisions that allow the tenants to elect to purchase the Properties during or at the end of the lease terms for the Company's aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements. Certain leases also permit the Company to require the tenants to purchase the Properties at the end of the lease terms for the same amount. Lease payments relating to six direct financing leases with a carrying value of $131.1 million are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties.

Future minimum lease payments contractually due on direct financing leases at December 31, 2004, were as follows (in thousands):

2005	$52,456
2006	54,179
2007	55,167
2008	56,255
2009	58,083
Thereafter	1,253,031
$1,529,171

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

5.    Intangible Lease Costs:

Intangible lease costs included the following at December 31 (in thousands):

	2004	2003
Intangible lease origination costs:
In-place lease costs	$89,370	$31,510
Customer relationship values	11,698	—
	101,068	31,510
Less accumulated amortization	(10,020)	(1,422)
	91,048	30,088

Above market lease values	8,475	—
Less accumulated amortization	(742)	—
	7,733	—
	$98,781	$30,088

The estimated aggregate amortization expense for intangible lease origination costs is as follows at December 31, 2004 (in thousands):

2005	$12,211
2006	10,954
2007	8,516
2008	7,699
2009	6,963
Thereafter	44,705
$91,048

Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable Property acquisition. For the year ended December 31, 2004, $0.7 million was charged against rental income from operating leases in the accompanying consolidated financial statements. There were no above market lease costs at December 31, 2003 and 2002.

6.    Restricted Cash:

Restricted cash included the following at December 31 (in thousands):

	2004	2003
Transfer agent escrows	$13,214	$—
Property acquisition deposits	1,950	9,852
Horizon Bay tenant rent deposit	9,537	—
FF&E reserves	4,894	3,229
Lender escrow reserves	3,808	—
Other	1,027	1,731
	$34,430	$14,812

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

7.    Accounts and Other Receivables:

Accounts and other receivables include the following at December 31 (in thousands):

	2004	2003
Rental revenues receivable	$21,790	$11,215
Other receivables	2,655	1,008
	24,445	12,223
Allowance for doubtful accounts	(3,900)	—
	$20,545	$12,223

At December 31, 2004 and 2003, past due rents aggregated $10.7 million and $4.3 million, respectively.

8.    Deferred Costs:

Deferred costs included the following at December 31 (in thousands):

	2004	2003
Financing costs	$17,989	$8,815
Leasing commissions	523	—
Other lease costs	341	—
	18,853	8,815
Less accumulated amortization	(5,408)	(1,429)
	13,445	7,386

Lease incentives	4,114	—
Less accumulated amortization	(90)	—
	4,024	—
	$17,469	$7,386

Lease incentive costs are amortized to rental income over the terms of the leases. For the year ended December 31, 2004, $0.1 million was charged against rental income from operating leases in the accompanying consolidated financial statements.

9.     Other Assets:

Other assets as of December 31, 2004 and 2003, were $11.4 million and $13.8 million, respectively, and consisted of miscellaneous prepaid expenses, office equipment and prepaid acquisition costs.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

10.   Indebtedness:

Mortgage Notes Payable - Mortgage notes payable and the Net Book Value ("NBV") of the associated collateral as of December 31, 2004, consisted of the following at December 31 (in thousands):

	2004	2003	NBV

Five mortgages payable, interest only payments at variable rates based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.9% (3.70% at December 31, 2004), maturing October 2005	$110,445	$—	$229,244

Twenty-five mortgages payable, interest only payments at variable rates ranging from LIBOR plus 1.0% to 3.9% (4.35% weighted average interest rate at December 31, 2004), maturing from November 2006 to January 2010 (1)	276,166	81,463	508,381

Two mortgages payable, interest only payments at a 30-day commercial paper rate plus 1.82% or 3.15% (4.85% weighted interest rate at December 31, 2004), maturing March 2007 and May 2007	43,920	23,520	109,116

Twenty-six fixed rate mortgages, interest only payments, bearing interest at rates ranging from 5.96% to 6.06%, (6.02% weighted average interest rate at December 31, 2004), maturing September 2010 through February 2011 (2)	167,145	92,500	355,145

Forty-seven fixed rate mortgages payable, principal and interest payments, bearing interest at rates ranging from 4.91% to 8.42% (6.25% weighted interest average rate at December 31, 2004), maturing July 2007 through November 2038 (3)	339,913	77,573	567,336
	$937,589	$275,056	$1,769,222

(1)	Three mortgages payable totaling $25.7 million at December 31, 2003, were repaid in full in January 2004.

(2)	Includes fourteen loans, each bearing interest at a current rate of 6.06% with rates increasing annually to a maximum of 7.16%.

(3)
The stated interest rate of 7.42% on one loan was greater than that available to the Company in the open capital market for comparable debt at the time of assumption. Consequently, the Company recognized $0.8 million in debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 4.91%. During the year ended December 31, 2004, the Company recognized $47,000 in debt premium amortization that is included in interest and loan cost amortization expense in the accompanying financial statements.

Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

10.    Indebtedness - Continued:

Maturities for all mortgage notes payable at December 31, 2004 is as follows (in thousands):

2005	$118,160
2006	54,400
2007	75,226
2008	185,073
2009	229,726
Thereafter	275,004

$937,589

Bonds Payable - The Company has non-interest bearing life care bonds payable to certain residents of its two CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the years ended December 31, 2004 and 2003, the Company issued new bonds to new residents of these retirement facilities totaling $12.1 million and $8.2 million, respectively, and used the proceeds from the new bonds to retire $7.7 million and $6.6 million, respectively, of the existing bonds. As of December 31, 2004, $94.5 million was outstanding in bonds payable.

Line of Credit - The Company has a revolving line of credit (the "Revolving LOC") that it may use to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes, including the funding of distributions. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million until maturity in September 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company's aggregate amount of debt outstanding in relation to the Company's total assets until maturity (4.84% at December 31, 2004), and is collateralized by Properties with a carrying value of approximately $121.6 million. The Revolving LOC has financial covenants, including maintaining a minimum net worth and minimum collateral value, and contains provisions that allow for a six month extension and for the facility to be increased to $125.0 million upon the Company pledging additional Properties as collateral. At December 31, 2004, $20.0 million was outstanding under the Revolving LOC.

Term Loan. - On December 30, 2004, the Company drew $60.0 million on a 14-day term loan to purchase Properties for which permanent financing was secured in January 2005. This facility bore interest at 5.02% at December 31, 2004, and was repaid and terminated on January 13, 2005.

Construction Loans Payable - Construction loans payable consisted of the following at December 31 (in thousands):

	Total Facility	2004	2003
Six construction loans payable, each bearing interest at 30-day LIBOR plus 1.75% to 2.75% basis points, (4.62% weighted average interest rate at December 31, 2004), with monthly interest only payments, maturing November 2006 and July 2009	$97,387	$49,169	$6,766

Construction loan payable bearing interest at the lender’s base rate, as defined, plus 2.25% with a minimum rate of 6.50% (7.5% at December 31, 2004), with monthly interest only payments, maturing December 2007	48,000	32,339	636
	$145,387	$81,508	$7,402

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

10.    Indebtedness - Continued:

Interest and loan cost amortization expense was $42.8 million, $9.6 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, including $1.1 million of loan costs written off related to the early termination of debt for the year ended December 31, 2004. No loan cost amounts were written off for the years ended December 31, 2003 and 2002. For the years ended December 31, 2004 and 2003, interest of $0.7 million and $0, respectively, was capitalized to construction in progress.

The fair market value of the Company’s outstanding mortgage notes and construction loans payable was $1.1 billion at December 31, 2004.

The Company was in compliance with all its financial covenants as of December 31, 2004.

11.   Intangible Lease Liability:

Intangible lease liability at December 31, 2004, was $3.7 million consisting of the unamortized carrying value of below market rate leases associated with Properties acquired. For the year ended December 31, 2004, $0.7 million was accreted to rental income from operating leases in the accompanying consolidated financial statements. There was no intangible lease liability at December 31, 2003 and 2002.

12.   Commitments and Contingencies:

Commitments - The following table presents the Company's commitments, contingencies and guarantees by expiration period as of December 31, 2004 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$2,366	$—	$—	$—	$2,366
Earnout provisions (2)	33,479	2,000	—	—	35,479
Capital improvements to investment Properties	78,003	3,152	—	—	81,155
Pending investments (3)	47,370	—	—	—	47,370
	$161,218	$5,152	$—	$—	$166,370

(1)
In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures April 2005. As of December 31, 2004, the uncollateralized promissory note had an outstanding balance of approximately $14.2 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)
In connection with the acquisition of 41 Properties, the Company may be required to make additional payments if earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an amount is due, the respective lease will be amended and minimum annual rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to six additional Properties are subject to future values and events which are not quantifiable at December 31, 2004, and accordingly are not included in the table above.

(3)	As of December 31, 2004, the Company had commitments to acquire five MOBs and a parcel of undeveloped land subject to the fulfillment of certain conditions.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

12.    Commitments and Contingencies - Continued:

Ground Leases - During the year ended December 31, 2004, the Company acquired 20 MOBs that are subject to ground leases. These ground leases, which were assumed by the Company, have termination dates ranging from 2045 to 2084, have predetermined rent increases based on the CPI index or a defined percentage and 16 of the ground leases contain renewal options for terms of 30 to 50 years. During the year ended December 31, 2004, the Company recognized ground lease expense of $0.2 million, including $13,000 of the straight-lining of ground lease expense which is included in MOB operating expenses in the accompanying financial statements. There was no ground lease expense for the years ended December 31, 2003 and 2002.

Future minimum lease payments due under ground leases at December 31, 2004, exclusive of renewal option periods, were as follows (in thousands):

2005	$320
2006	382
2007	383
2008	385
2009	386
Thereafter	19,225
$21,081

Legal Matters - From time to time, the Company is exposed to litigation arising from an unidentified pre-acquisition contingency or from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

13.   Redemption of Shares:

The Company has a redemption plan under which the Company may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of the Company's common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to the Company for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, the Company may, at its option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by the Company exceed 5% of the number of shares of the Company's outstanding common stock at the beginning of the 12-month period. During the years ended December 31, 2004, 2003 and 2002, 685,396 shares, 131,781 shares and 37,306 shares of common stock were redeemed and retired for $6.5 million, $1.2 million and $0.3 million, respectively. The Company amended its redemption plan in the second quarter of 2004 to change its redemption price from $9.20 per share to $9.50 per share.

14.   Distributions:

For the years ended December 31, 2004, 2003 and 2002, approximately 60%, 71% and 65%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 40%, 29% and 35%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to the stockholders for the years ended December 31, 2004, 2003 and 2002, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

15.   Related Party Arrangements:

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

The Company and the Advisor have entered into an advisory agreement pursuant to which the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the years ended December 31, 2004, 2003 and 2002, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Acquisition fees (1):
From offering proceeds	$38,286	$47,644	$16,685
From debt proceeds	29,952	11,277	2,052
	68,238	58,921	18,737

Asset management fees (2)	13,047	4,372	771

Reimbursable expenses (3):
Acquisition expenses	331	403	228
General and administrative expenses	4,313	2,255	987
	4,644	2,658	1,215
	$85,929	$65,951	$20,723

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

If there is a listing of the Company’s common stock on a national securities exchange or over-the-counter market, ("List" or "Listing") the Advisor will receive an acquisition fee equal to 4.0% of amounts outstanding on the line of credit, if any, at the time of Listing. Certain fees payable to the Advisor upon Listing, orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

(2)
Monthly asset management fee of 0.05% of the Company’s real estate asset value, as defined in the advisory agreement dated May 3, 2004, and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)
Reimbursement for administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the advisory agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap"). Operating expenses for the Expense Years ended December 31, 2004, 2003 and 2002, did not exceed the Expense Cap.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

15.   Related Party Arrangements - Continued:

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

During the years ended December 31, 2004, 2003 and 2002, the Company incurred the following fees and costs (in thousands):

	Years ended December 31,
	2004	2003	2002

Selling commissions	$61,830	$79,499	$27,835
Marketing support fee	6,648	5,300	1,856
Offering and due diligence costs	18,328	16,190	9,208
Soliciting dealer service fee	310	310	—
	$87,116	$101,299	$38,899

Amounts due to related parties consisted of the following at December 31 (in thousands):

	2004	2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$21	$372
Accounting and administrative services	761	304
Acquisition fees and expenses	656	815
	1,438	1,491

Due to CNL Securities Corp.:
Selling commissions	149	1,366
Marketing support fees and due diligence expense reimbursements	45	91
Soliciting dealer servicing fee	—	310
	194	1,767
	$1,632	$3,258

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). In March 2004 and June 2002, CCM made the arrangements for the two commercial paper loans totaling $43.9 million, as described in Note 10. During the years ended December 31, 2004 and 2003, CCM was paid $0.2 million and $0.5 million in structuring fees, respectively. These amounts are included in deferred costs as of December 31, 2004 and 2003, and are being amortized over the terms of the loans. In addition, the monthly interest payments due under these loans include an annual margin of 40 and 30 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. During the years ended December 31, 2004, 2003 and 2002, $0.1 million, $0.2 million and $0.2 million, respectively, was paid to CCM related to these services.

During the year ended December 31, 2003, the Company also paid CCM a $0.2 million finder's fee related to the acquisition of two Properties.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

15.   Related Party Arrangements - Continued:

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are majority stockholders. The amounts deposited with this bank were $22.9 million and $15.8 million at December 31, 2004 and 2003, respectively.

The Company owns a 10% interest in a limited partnership, CNL Plaza, Ltd., that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. During the years ended December 31, 2004 and 2003, the partnership distributed $0.2 million and $0.1 million to the Company, respectively.

On September 1, 2004, a company which is owned by the Company's chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with ten of the Company’s tenants (the "HRA Tenants") to the remaining members of the limited liability company. The HRA Tenants contributed 30%, 35% and 32% of the Company's total revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company's chairman of the board is a director in a hospital that leases office space in seven of the Company's MOBs that were acquired in August 2004. Additionally, one of the Company's independent directors is a director in a health system that leases office space in one of the Company's MOBs that was acquired in April 2004. During the year ended December 31, 2004, these hospitals contributed less than 1% of the Company's total revenues.

16.   Concentration of Credit Risk:

At December 31, 2004, the Company leased its Seniors' Housing facilities to 21 tenants, one of which contributed 21% of the Company's total revenues for the year ended December 31, 2004. The HRA Tenants contributed 30%, 35% and 32% of the Company's total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. No other Seniors’ Housing tenant contributed more than 10% of total revenues. Several of the Company's tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases. At December 31, 2004, the Company's MOBs were leased to more than 500 tenants.

At December 31, 2004, 108 of the 170 Seniors’ Housing facilities were operated by Sunrise Senior Living Services, Inc. ("Sunrise"), a wholly owned subsidiary of Sunrise Senior Living, Inc. Additionally, as of December 31, 2004, two Properties are being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Upon completion of each development, each facility will be operated by Sunrise. Horizon Bay operates 26 Seniors' Housing facilities and five additional operators manage the remaining 34 Seniors' Housing facilities. At December 31, 2004, DASCO managed 30 of the Company's 52 MOBs and the remaining 22 are managed by 9 third-party property managers.

To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio. Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease. In addition, as of December 31, 2004, the Company held $26.3 million in security deposits and rental support related to certain Properties. The Company had limited guarantees from certain tenants and operators that aggregated $10.7 million as of December 31, 2004, related to 12 of its Properties. In connection with three and 19 of the Company’s Properties, Sunrise has guaranteed rent payments until the earlier of June 30, 2005 and December 31, 2005, respectively, or the Properties achieving specified performance thresholds.

In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation ("ARC"), ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

16.   Concentration of Credit Risk - Continued:

In connection with the purchase of five Seniors' Housing facilities that were in various stages of development and were being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2007) or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004, three of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenant's rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004 until such time as the operating performance of the Properties achieves predetermined rent coverage thresholds.

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the results of operations.

17.   Medical Office Building Acquisitions:

In April 2004, the Company acquired 22 MOBs for an aggregate purchase price of $272.0 million, including closing costs (the "MOP Acquisition").

In August 2004, the Company acquired ownership interests in entities that own 28 MOBs and a 55% interest in DASCO for $212.6 million, including closing costs. In November 2004, the Company acquired an additional two MOBs for $19.4 million, including closing costs (collectively, the "DASCO Acquisition"). The DASCO Acquisition is expected to provide opportunities for the Company to participate in new medical office development and acquisition opportunities as well as to enter the business of managing MOBs.

Included in the DASCO Acquisition were certain limited partnerships with finite lives. Therefore, the minority interests in these partnerships meet the definition of mandatorily redeemable noncontrolling interests as specified in Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Company estimates that the settlement value of these mandatorily redeemable noncontrolling interests at December 31, 2004 was $5.1 million, based on the sale or disposition of all or substantially all of the assets of the partnerships and the repayments of outstanding liabilities as of that date.

In addition, certain partnerships that own MOBs provide for non-equity participation to various lessees or affiliates of lessees. Certain lessees in the MOBs are entitled to receive a percentage of the pro rata net cash flow, as defined, for the term of their lease, calculated as the percentage of each lease with respect to the total leasable square footage. Such amounts are paid periodically, such as monthly or quarterly. Certain lessees are also entitled to a percentage of their pro rata share of net capital proceeds, as defined, upon the occurrence of a capital transaction (including, but not limited to, the sale or refinancing of the property). Such pro rata share is calculated as the percentage of each lease with respect to the total leasable square footage.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

17.    Medical Office Building Acquisitions - Continued:

The fair value of assets acquired and liabilities assumed at the date of the MOP and DASCO Acquisitions are based on independent appraisals and valuation studies from independent third-party consultants. The aggregate value of the assets acquired, including closing costs, and liabilities assumed were as follows (in thousands):

Assets:
Real estate investment properties:
Accounted for using the operating method	$455,194
Intangible lease costs	47,372
502,566

Cash and cash equivalents	530
Restricted cash	2,485
Deferred costs, net	1,018
Other assets	1,698
Goodwill	5,791
Total assets acquired	514,088

Liabilities:
Mortgages payable	94,808
Construction loan payable	487
Accounts payable and other liabilities	8,117
Intangible lease liability	4,463
Security deposits	2,011
Total liabilities assumed	109,886

Minority interests	1,967

Net assets acquired	$402,235

The amortization periods of the intangible lease costs acquired range from less than one year to 15 years.

The following condensed pro forma (unaudited) information assumes that the MOP and DASCO Acquisitions had occurred on January 1, 2003.

	Years Ended December 31,
	2004	2003

Revenues	$298,164	$145,322
Expenses	178,495	92,623
Net income	118,396	51,903

Basic and diluted income per share	$0.56	$0.52

Weighted average number of common shares outstanding (basic and diluted)	210,343	99,815

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

18.   Selected Quarterly Financial Data (unaudited):

The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2004 and 2003 (in thousands):

2004 Quarter	First	Second	Third	Fourth	Year

Continuing Operations:
Revenues	$50,830	$63,428	$70,831	$79,452	$264,541
Income from continuing operations	27,722	29,618	30,724	31,442	119,506

Discontinued Operations:
Revenues	112	109	109	95	425
Income (loss) from discontinued operations	79	73	(1,810)	70	(1,588)

Net income (loss) per share, basic and diluted:
Continuing operations	$0.16	$0.14	$0.13	$(0.14)	$(0.57)
Discontinued operations	$—	$—	$—	$(0.01)	$(0.01)
Net income	$0.16	$0.14	$0.13	$0.13	$0.56

2003 Quarter	First	Second	Third	Fourth	Year
Continuing Operations:
Revenues	$12,091	$20,948	$25,070	$35,818	$93,927
Income from continuing operations	8,503	12,913	15,814	21,230	58,460

Discontinued Operations:
Revenues	—	—	—	41	41
Income from discontinued operations	—	—	—	25	25

Net income per share, basic
and diluted:
Continuing operations	$0.16	$0.18	$0.16	$0.16	$0.66
Discontinued operations	$—	$—	$—	$—	$—
Net income	$0.16	$0.18	$0.16	$0.16	$0.66

19.   Subsequent Events:

Property Acquisitions - In January and February 2005, the Company acquired equity interests in three entities that own MOBs for an aggregate purchase price of $28.6 million and assumed a $7.1 million mortgage loan in connection with the purchases. One of the MOBs is currently under construction. The MOBs are located in Illinois, Indiana and Texas, contain approximately 161,900 square feet and are managed or are being developed by DASCO. In February 2005, the Company also acquired a Seniors' Housing facility located in Illinois for $50 million, consisting of 274 independent and assisted living units, and an undeveloped parcel of land located in Texas for $3.1 million which the Company intends to hold for sale. The Seniors' Housing facility is leased to and operated by Horizon Bay. In connection with the acquisition of the Seniors' Housing facility, the Company borrowed $30 million in new permanent financing. The Company used cash available at December 31, 2004, plus additional offering and debt proceeds received in January and February 2005 to purchase these Properties.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

19.   Subsequent Events - Continued:

On January 13, 2005, the Company obtained a $100.0 million mortgage loan collateralized by 11 Properties owned by the Company. The loan has a term of five years, bears interest at LIBOR plus 1.25% and requires interest only payments through maturity in January 2010.

On February 28, 2005, the Company obtained a $30.0 million mortgage loan in connection with the acquisition of one Property. The loan requires interest only payments at a variable rate based on the 3- to 9-month Fannie Mae Discount MBS rate plus 0.9% and matures in October 2005. The loan contains provisions that allow for a term extension to October 2010.

On March 4, 2004, the Company obtained eight mortgage loans aggregating $39.0 million collateralized by 13 Properties. The loans require interest only payments at a fixed rate of 4.85% until September 2007, and principal and interest payments thereafter until maturity in March 2012.

Other - During the period January 1, 2005 through February 28, 2005, the Company received subscription proceeds for an additional 4.0 million shares ($40.5 million) of common stock.

On January 1, February 1 and March 1, 2005, the Company declared distributions to stockholders of record on those dates, totaling $14.2 million, $14.3 million and $14.4 million, respectively, or $0.0592 per share of common stock, payable by March 31, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management has excluded DASCO, including a DASCO-related portfolio of 30 medical office buildings, and a portfolio of 22 medical office buildings from its assessment of internal control over financial reporting as of December 31, 2004 because we acquired these consolidated entities during 2004. Total assets and total revenues of these consolidated entities represent 15.6% and 12.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 30, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1. Financial Statements

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2004

Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2004

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

3.5
Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004. (Included as Exhibit 3.5 to the Registrant's September 30, 2004, Report on Form 10-Q filed on November 5, 2004 and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) and incorporated herein by reference.)

10.1
Advisory Agreement, dated as of May 3, 2004, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

10.2
Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002, and Marcel Verbaas dated April 19, 2004. (Included as Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3
Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

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

10.5
Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 19, 2003. (Included as Exhibit 10.62 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.6
First Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 30, 2003. (Included as Exhibit 10.63 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.7
Second Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 31, 2003. (Included as Exhibit 10.64 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.8
Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004. (Included as Exhibit 10.65 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.9
Fourth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 16, 2004. (Included as Exhibit 10.66 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.10
Fifth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 20, 2004. (Included as Exhibit 10.67 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.11
Sixth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 2, 2004. (Included as Exhibit 10.68 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.12
Seventh Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.69 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.13
Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 19, 2003. (Included as Exhibit 10.70 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.14
First Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 31, 2003. (Included as Exhibit 10.71 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.15
Second Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 5, 2004. (Included as Exhibit 10.72 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.16
Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004. (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.17
Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

21.	Subsidiaries of the Registrant. (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2005.

                                                CNL RETIREMENT PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison, III
THOMAS J. HUTCHISON, III
Chief Executive Officer and
President
(Principal Executive Officer)

By:	/s/ Clark Hettinga
CLARK HETTINGA
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board	March 9, 2005

/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 9, 2005

/s/ David W. Dunbar David W. Dunbar	Independent Director	March 9, 2005

/s/ James W. Duncan, Jr. James W. Duncan, Jr.	Independent Director	March 9, 2005

/s/ Edward A. Moses Edward A. Moses	Independent Director	March 9, 2005

/s/ Thomas J. Hutchison, III Thomas J. Hutchison, III	Chief Executive Officer and President (Principal Executive Officer)	March 9, 2005

/s/ Clark Hettinga Clark Hettinga	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2005

CNL RETIRMENT PROPERTIES, INC.
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003, and 2002
(dollars in thousands)

				Additions		Deductions
Year	Description		Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deemed Uncollectible	Collected or Determined to be Collectible	Balance at End of Year

2002	Allowance for doubtful accounts (a	)	$—	$—	$—	$—	$—	$—

2003	Allowance for doubtful accounts (a	)	$—	$—	$—	$—	$—	$—

2004	Allowance for doubtful accounts (a	)	$--	$3,900	$—	$--	$--	$3,900

(a)	Deducted from receivables on the balance sheet.

CNL Retirement Properties, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004
(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum-brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Brighton Gardens of Orland Park, IL	$—	$2,162	$12,577	$—	$35	$2,162	$12,612	14,774	$2,062	1999	Apr-00
Broadway Plaza at Pecan Park - TX	3,600	1,344	9,425	—	—	1,344	9,425	10,769	960	2000	Nov-01
Homewood Residence at Boca Raton, FL	4,400	1,144	8,734	—	—	1,144	8,734	9,878	887	2000	Nov-01
Holley Court Terrace, IL	—	2,144	16,850	—	—	2,144	16,850	18,994	1,366	1992	Feb-02
Homewood Residence at Coconut Creek, FL	2,602	1,683	8,193	—	—	1,683	8,193	9,876	779	2000	Feb-02
Heritage Club at Greenwood Village, CO	10,618	1,965	18,025	—	180	1,965	18,205	20,170	1,562	1999	Mar-02
Mapleridge of Dartmouth, MA	3,243	920	8,799	—	23	920	8,822	9,742	646	1999	May-02
Mapleridge of Laguna Creek, CA	3,796	812	7,407	—	—	812	7,407	8,219	553	1999	May-02
Brighton Gardens of Towson, MD	5,781	990	14,109	(27)	103	963	14,212	15,175	1,043	1999	May-02
Brighton Gardens of Camarillo, CA	7,477	2,487	16,676	(1)	41	2,486	16,717	19,203	1,267	1999	May-02
Mapleridge of Clayton, OH	3,222	813	7,483	—	12	813	7,495	8,308	557	1999	May-02
Vero Beach, FL	32,339	1,839	—	(91)	39,907	1,748	39,907	41,655	—	(3)	Aug-02
Homewood Residence at Brookmont Terr., TN	1,931	464	8,652	—	—	464	8,652	9,116	618	2000	Nov-02
Mapleridge of Hemet, CA	3,163	1,176	3,087	—	28	1,176	3,115	4,291	250	1998	Dec-02
Brighton Gardens of Tulsa, OK	3,605	1,538	3,310	13	46	1,551	3,356	4,907	298	1999	Dec-02
Pleasant Hills, AR	8,188	523	10,427	102	151	625	10,578	11,203	634	1984	Dec-02
Brighton Gardens of Hoffman Estates, IL	5,806	1,724	6,064	—	18	1,724	6,082	7,806	435	1999	Dec-02
Mapleridge of Willoughby, OH	3,794	1,091	4,032	66	11	1,157	4,043	5,200	294	1998	Dec-02
Mapleridge of Plymouth, MA	3,525	1,090	3,667	4	6	1,094	3,673	4,767	283	2000	Dec-02
Hearthside of Lynwood, WA	3,250	1,530	5,068	10	42	1,540	5,110	6,650	293	1989	Dec-02
Hearthside of Snohomish, WA	4,437	645	8,364	—	16	645	8,380	9,025	456	1993	Dec-02
Brighton Gardens of Vinings, GA	3,805	1,773	5,830	5	12	1,778	5,842	7,620	406	1999	Dec-02
Brighton Gardens of Oklahoma City, OK	1,881	784	3,000	7	50	791	3,050	3,841	267	1999	Dec-02
Brighton Gardens of Bellevue, WA	5,263	2,165	8,506	—	7	2,165	8,513	10,678	556	1999	Dec-02
Brighton Gardens of Santa Rosa, CA	8,641	2,161	15,044	982	(2,544)	3,143	12,500	15,643	791	2000	Dec-02
Brighton Gardens of Denver, CO	11,123	1,084	17,245	—	—	1,084	17,245	18,329	861	1996	Mar-03
Brighton Gardens of Colorado Springs, CO	10,258	1,073	15,829	—	—	1,073	15,829	16,902	777	1999	Mar-03
Brighton Gardens of Lakewood, CO	11,708	1,073	18,221	—	—	1,073	18,221	19,294	889	1999	Mar-03
Brighton Gardens of Rancho Mirage, CA	7,137	1,716	12,482	5	77	1,721	12,559	14,280	758	2000	Mar-03
The Fairfax, VA	52,332	17,641	60,643	—	2,882	17,641	63,525	81,166	3,185	1989	Mar-03
The Quadrangle, PA	42,119	23,148	90,769	(37)	676	23,111	91,445	114,556	4,698	1987	Mar-03
Brighton Gardens of Yorba Linda, CA	10,377	2,397	11,410	—	47	2,397	11,457	13,854	608	2000	Mar-03
Brighton Gardens of Salt Lake City, UT	11,566	392	15,013	—	20	392	15,033	15,425	827	1999	Mar-03
Brighton Gardens of Northridge, CA	7,603	3,485	11,634	(1)	9	3,484	11,643	15,127	732	2001	Mar-03
Sunrise of Palm Springs, CA	1,369	884	1,873	—	5	884	1,878	2,762	158	1999	Mar-03
Brighton Gardens of Edgewood, KY	1,370	886	1,876	6	14	892	1,890	2,782	190	2000	Mar-03
Brighton Gardens of Greenville, SC	2,132	352	3,938	4	31	356	3,969	4,325	315	1998	Mar-03
Brighton Gardens of Saddle River, NJ	7,867	2,155	10,968	—	—	2,155	10,968	13,123	599	1998	Mar-03
Balmoral of Palm Harbor, FL	—	1,002	11,493	—	279	1,002	11,772	12,774	522	1996	Jul-03

CNL Retirement Properties, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004
(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Somerby at University Park	34,522	2,633	49,166	—	—	2,633	49,166	51,799	1,992	1999	Aug-03
Somerby at Jones Farm	14,698	719	23,136	—	—	719	23,136	23,855	1,013	1999	Nov-03
Brighton Gardens of Tampa, FL	—	1,670	—	—	—	1,670	—	1,670	—	1998	Aug-03
Greentree at Ft. Benjamin Harrison	—	469	4,761	—	—	469	4,761	5,230	167	1999	Sep-03
Greentree at Mt. Vernon, IL	—	225	7,244	—	1,830	225	9,074	9,299	289	2000	Sep-03
Greentree at Post, IN	—	287	4,934	—	—	287	4,934	5,221	164	1999	Sep-03
Greentree at West Lafayette, IN	—	319	5,264	—	936	319	6,200	6,519	191	1999	Sep-03
Sunrise of Arlington, VA	3,543	765	6,463	—	52	765	6,515	7,280	274	1988	Sep-03
Sunrise of Bluemont Park, VA	14,021	2,359	26,196	24	82	2,383	26,278	28,661	1,012	1989	Sep-03
Sunrise of Countryside	7,335	2,288	12,583	—	89	2,288	12,672	14,960	527	1945/88	Sep-03
Sunrise of Falls Church, VA	4,341	1,221	7,631	—	25	1,221	7,656	8,877	334	1993	Sep-03
Sunrise of Farmington Hills, MI	4,690	1,212	8,414	8	3	1,220	8,417	9,637	390	1999	Sep-03
Sunrise of Frederrick, MD	3,443	118	6,971	—	26	118	6,997	7,115	269	1991	Sep-03
Sunrise of Leesburg, VA	1,048	399	1,701	—	7	399	1,708	2,107	80	1850/1989	Sep-03
Sunrise of Mercer Island, WA	3,892	744	7,225	—	2	744	7,227	7,971	287	1990	Sep-03
Sunrise of Mills Basin, NY	12,075	2,596	22,134	24	12	2,620	22,146	24,766	912	2002	Sep-03
Sunrise of Poland, OH	4,291	742	8,044	—	—	742	8,044	8,786	304	1998	Sep-03
Sunrise of Raleigh, NC	3,143	457	5,935	—	11	457	5,946	6,403	276	1996	Sep-03
Sunrise of Sheepshead Bay, NY	12,823	3,856	22,395	24	12	3,880	22,407	26,287	851	2000	Sep-03
Sunrise of Beverly Hills, CA	10,441	3,950	4,165	—	11,567	3,950	15,732	19,682	—	(3)	Sep-03
Sunrise of Cresskill, NJ	8,748	4,632	5,569	—	8,014	4,632	13,583	18,215	—	(3)	Sep-03
Sunrise of Edmonds, WA	9,214	968	2,541	—	10,144	968	12,685	13,653	51	2004	Sep-03
Sunrise at Five Forks, GA	8,105	1,001	9,022	(4)	2,245	997	11,267	12,264	337	2004	Sep-03
Sunrise of Madison	10,639	1,608	2,846	—	12,228	1,608	15,074	16,682	100	2004	Sep-03
Dogwood Forest of Dunwoody, GA	—	836	4,952	—	135	836	5,087	5,923	163	2000	Nov-03
EdenGardens of Gainesville, FL	—	436	7,789	10	27	446	7,816	8,262	255	2000	Nov-03
EdenBrook of Jacksonville, FL	—	1,114	6,112	—	230	1,114	6,342	7,456	256	1999	Nov-03
EdenBrook of Tallahassee, FL	—	670	11,664	—	35	670	11,699	12,369	376	1999	Nov-03
EdenGardens of Aiken, SC	4,992	369	7,139	—	7	369	7,146	7,515	239	1995	Nov-03
EdenBrook of Alpharetta, GA	4,493	718	6,330	—	12	718	6,342	7,060	214	2000	Nov-03
EdenGardens of Arlington, TX	—	350	8,538	—	—	350	8,538	8,888	268	2000	Nov-03
EdenTerrace of Arlington, TX	—	668	7,616	—	11	668	7,627	8,295	250	2000	Nov-03
EdenBrook of Buckhead, GA	4,493	782	6,971	—	5	782	6,976	7,758	247	2000	Nov-03
EdenBrook of Champions, TX	—	530	11,581	—	39	530	11,620	12,150	376	2000	Nov-03
EdenBrook of Charleston, SC	4,992	422	8,827	—	7	422	8,834	9,256	294	2000	Nov-03
EdenGardens of Columbia	—	300	4,043	—	23	300	4,066	4,366	136	1996	Nov-03
EdenGardens of Concord, NC	2,432	393	3,548	—	—	393	3,548	3,941	121	1998	Nov-03

CNL Retirement Properties, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004
(dollars in thousands)

		Initial Cost to Company(2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Edenbrook of Dunwoody, GA	4,657	368	4,559	—	61	368	4,620	4,988	184	1998	Nov-03
EdenGardens of Greenwood, SC	—	299	4,239	—	43	299	4,282	4,581	144	1997	Nov-03
Somerby at Jones Farm, AL	—	605	8,900	—	14	605	8,914	9,519	303	2001	Nov-03
EdenGardens of Kingwood, TX	—	467	8,418	—	12	467	8,430	8,897	291	2001	Nov-03
EdenTerrace of Kingwood, TX	—	572	10,527	—	6	572	10,533	11,105	357	2001	Nov-03
EdenBrook of Louisville, KY	6,663	623	10,144	—	3	623	10,147	10,770	339	2001	Nov-03
EdenTerrace of Louisville, KY	7,915	886	11,897	—	11	886	11,908	12,794	394	2001	Nov-03
EdenGardens of Marietta, GA	—	571	4,397	—	28	571	4,425	4,996	150	1998	Nov-03
EdenBrook of Plano, TX	6,390	464	12,004	—	18	464	12,022	12,486	386	2000	Nov-03
EdenGardens of Rock Hill, SC	—	277	6,783	—	49	277	6,832	7,109	237	1995	Nov-03
EdenGardens of Roswell, GA	—	440	2,007	—	21	440	2,028	2,468	93	1998	Nov-03
EdenBrook of The Woodlands, TX	4,992	395	13,490	—	24	395	13,514	13,909	434	2000	Nov-03
Summit at Park Hills, OH	—	149	6,230	—	—	149	6,230	6,379	89	2001	Jun-04
Brighton Gardens of Carlsbad, CA	—	5,530	9,007	—	—	5,530	9,007	14,537	36	1999	Nov-04
Brighton Gardens of San Dimas, CA	—	3,390	19,788	—	—	3,390	19,788	23,178	70	1999	Nov-04
Brighton Gardens of Carmel Valley, CA	—	3,729	22,081	—	—	3,729	22,081	25,810	79	1999	Nov-04
Brighton Gardens of San Juan Capistrano, CA	—	3,009	5,144	—	—	3,009	5,144	8,153	26	1999	Nov-04
Brighton Gardens of Woodbridge, CT	—	1,624	5,457	—	—	1,624	5,457	7,081	21	1998	Nov-04
Brighton Gardens of Pikesville, MD	—	1,118	8,264	—	—	1,118	8,264	9,382	32	1999	Nov-04
Brighton Gardens of North Shore, MA	—	1,815	25,311	—	—	1,815	25,311	27,126	86	1999	Nov-04
Brighton Gardens of Dedham, MA	—	1,806	18,682	—	—	1,806	18,682	20,488	68	1999	Nov-04
Brighton Gardens of Paramus, NJ	—	2,826	20,012	—	—	2,826	20,012	22,838	73	1999	Nov-04
Brighton Gardens of Arlington, VA	—	4,658	13,907	—	—	4,658	13,907	18,565	51	1999	Nov-04
Brighton Gardens of Richmond, VA	—	905	7,604	—	—	905	7,604	8,509	30	1999	Nov-04
Bickford Cottage of Davenport, IA	3,477	213	5,639	—	—	213	5,639	5,852	58	1999	Aug-04
Bickford Cottage of Marion, IA	2,847	224	5,711	—	—	224	5,711	5,935	58	1998	Aug-04
Bickford Cottage of Champaign, IL	—	54	2,501	—	—	54	2,501	2,555	27	2003	Aug-04
Bickford House of Bloomington, IL	—	514	6,866	—	—	514	6,866	7,380	72	2000	Aug-04
Bickford Cottage of Macomb, IL	—	54	4,315	—	—	54	4,315	4,369	45	2003	Aug-04
Bickford Cottage of Peoria, IL	—	375	7,659	—	—	375	7,659	8,034	79	2001	Aug-04
Courtyard Manor of Auburn Hills, MI	—	1,746	7,574	—	7	1,746	7,581	9,327	151	1999	Apr-04
Courtyard Manor at Sterling Heights, MI	—	1,076	7,834	—	4	1,076	7,838	8,914	155	1989	Apr-04
The Park at Olympia Fields, IL	19,000	3,303	38,891	—	—	3,303	38,891	42,194	892	1999	Feb-04
East Bay Manor, RI	8,235	686	12,752	—	—	686	12,752	13,438	304	1992	Feb-04
Greenwich Bay Manor, RI	7,250	180	11,401	—	—	180	11,401	11,581	267	1980	Feb-04
West Bay Manor, RI	10,000	1,900	15,481	—	—	1,900	15,481	17,381	358	1972	Feb-04

CNL Retirement Properties, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004
(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Waterside Retirement Estates, FL	19,100	1,820	32,645	—	—	1,820	32,645	34,465	735	1980	Feb-04
Carrington Pointe, CA	12,400	1,636	27,753	—	—	1,636	27,753	29,389	617	1988	Feb-04
Cherry Hills Club, CA	6,250	1,428	23,814	—	—	1,428	23,814	25,242	550	1987	Feb-04
The Park at Golf Mills, IL	28,066	2,291	58,811	—	—	2,291	58,811	61,102	1,338	1989	Feb-04
The Heritage Palmeras, AZ	27,222	1,556	45,622	—	—	1,556	45,622	47,178	1,037	1996	Feb-04
The Pointe at Newport Place, FL	3,080	900	6,453	—	—	900	6,453	7,353	175	2000	Feb-04
Newport Place, FL	18,918	5,265	41,850	—	—	5,265	41,850	47,115	961	1993	Feb-04
Prosperity Oaks, FL	33,159	5,415	59,690	—	—	5,415	59,690	65,105	1,352	1988	Feb-04
Pinecrest Place Retirement Community, FL	32,530	893	60,674	—	—	893	60,674	61,567	1,384	1988	Feb-04
North Bay Manor, RI	12,742	464	19,402	—	—	464	19,402	19,866	454	1989	Feb-04
South Bay Manor, RI	12,490	654	16,606	—	—	654	16,606	17,260	383	1988	Feb-04
Emerald Bay Manor, RI	10,400	1,382	18,237	—	—	1,382	18,237	19,619	432	1999	Feb-04
Treemont Retirement Community, TX	12,750	3,211	17,096	—	—	3,211	17,096	20,307	407	1974	Feb-04
The Park at Riverchase, AL	—	1,159	6,246	—	—	1,159	6,246	7,405	174	1997	Feb-04
Heron's Run, FL	—	446	1,798	—	—	446	1,798	2,244	42	1993	Feb-04
Sakonnet Bay Manor, RI	—	4,383	21,963	—	—	4,383	21,963	26,346	217	1998	Aug-04
Terrace at Memorial City, TX	19,000	4,336	33,496	—	—	4,336	33,496	37,832	39	1992	Dec-04
Spring Shadows Place, TX	6,419	2,943	6,288	—	—	2,943	6,288	9,231	7	1973	Dec-04
Terrace at West University, TX	17,281	3,650	24,976	—	—	3,650	24,976	28,626	31	1998	Dec-04
Terrace at Willowbrook, TX	17,800	2,243	23,551	—	—	2,243	23,551	25,794	27	1996	Dec-04
Terrace at Clear Lake, TX	11,750	2,068	22,769	—	—	2,068	22,769	24,837	28	2000	Dec-04
Terrace at First Colony, TX	17,750	2,160	22,871	—	—	2,160	22,871	25,031	28	2000	Dec-04
Sunrise of Des Peres, MO	—	4,129	17,773	—	—	4,129	17,773	21,902	161	2004	Mar-04
Sunrise of Clayton, MO	—	3,565	15,945	—	—	3,565	15,945	19,510	279	2004	Mar-04
Sunrise of Wilmette, IL	—	2,640	7,053	—	—	2,640	7,053	9,693	70	2004	Mar-04
Boardwalk Medical Office, TX	7,685	1,665	11,367	—	—	1,665	11,367	13,032	293	1997	Apr-04
Las Colinas Medical Plaza II, TX	6,953	1,763	8,801	—	—	1,763	8,801	10,564	276	2001	Apr-04
Independence Park-4204, NC	3,421	1,768	8,160	—	440	1,768	8,600	10,368	224	1994	Apr-04
Independence Park-4228, NC	1,085	888	2,483	—	—	888	2,483	3,371	101	1997	Apr-04
Independence Park-4233, NC	1,280	1,880	2,075	—	—	1,880	2,075	3,955	169	1996	Apr-04
Independence Park-4323, NC	1,168	694	2,647	—	—	694	2,647	3,341	81	1997	Apr-04
Tampa Medical Tower, FL	6,150	2,648	7,243	—	105	2,648	7,348	9,996	541	1984	Apr-04
Yorktown 50, VA	14,917	2,089	22,618	—	24	2,089	22,642	24,731	642	1974	Apr-04
Sherman Oaks Medical Center, CA	9,669	9,024	5,272	—	64	9,024	5,336	14,360	465	1953	Apr-04
Valencia Medical Center, CA	5,183	1,312	5,336	—	63	1,312	5,399	6,711	234	1983	Apr-04
Encino Medical Plaza, CA	7,522	6,904	9,253	—	135	6,904	9,388	16,292	458	1973	Apr-04
Rocky Mountain Cancer Center, CO	4,680	1,069	7,801	—	—	1,069	7,801	8,870	193	1993	Apr-04

CNL Retirement Properties, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004
(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Aurora Medical Center II, CO	4,699	134	9,218	—	2	134	9,220	9,354	363	1994	Apr-04
Aurora Medical Center I, CO	5,264	123	8,485	—	19	123	8,504	8,627	380	1981	Apr-04
Dorsey Hall Medical Center, MD	3,913	1,324	4,020	—	9	1,324	4,029	5,353	207	1988	Apr-04
Chesapeake Medical Center, VA	—	2,087	7,520	—	—	2,087	7,520	9,607	329	1988	Apr-04
Randolph Medical Center, MD	—	2,575	6,453	—	421	2,575	6,874	9,449	261	1975	Apr-04
Plano Medical Center, TX	—	2,519	12,190	—	4	2,519	12,194	14,713	465	1984	Apr-04
Medical Place I, TX	—	876	23,889	—	116	876	24,005	24,881	1,043	1984	Apr-04
Northwest Regional Medical Center, TX	—	599	6,646	—	—	599	6,646	7,245	197	1999	Apr-04
The Diagnostic Clinic, FL	—	2,569	26,918	—	58	2,569	26,976	29,545	700	1972	Apr-04
BayCare Health Headquarters, FL	—	3,019	6,713	—	—	3,019	6,713	9,732	291	1988	Apr-04
Southwest General Birth Place, TX	—	990	12,308	—	—	990	12,308	13,298	153	1994	Aug-04
Baytown Plaza I & II, TX	—	337	1,096	—	6	337	1,102	1,439	78	1972	Aug-04
South Seminole Medical Office Building II, FL	—	709	4,063	—	4	709	4,067	4,776	157	1987	Aug-04
South Seminole Medical Office Building III, FL	—	769	1,768	—	—	769	1,768	2,537	98	1993	Aug-04
Orlando Professional Center I, FL	—	384	788	—	—	384	788	1,172	58	1969	Aug-04
Orlando Professional Center II, FL	—	1,258	1,704	322	—	1,580	1,704	3,284	81	1963	Aug-04
Oviedo Medical Center, FL	—	1,712	6,484	—	223	1,712	6,707	8,419	302	1997	Aug-04
MedPlex B at Sand Lake Commons, FL	—	2,679	3,235	—	1	2,679	3,236	5,915	89	1988	Aug-04
Eagle Creek Medical Plaza, KY	—	14	3,411	—	—	14	3,411	3,425	152	1982	Aug-04
Sand Lake Physicians Office Building, FL	—	23	1,748	—	—	23	1,748	1,771	67	1985	Aug-04
North Alvernon Medical, AZ	—	2,969	9,197	—	32	2,969	9,229	12,198	257	1986	Aug-04
St. Joseph's Medical Plaza, AZ	—	511	7,736	—	—	511	7,736	8,247	208	1985	Aug-04
Mercy Medical Office Building	—	—	3,049	—	4	—	3,053	3,053	102	1986	Aug-04
Elgin Medical Office Building I, IL	—	—	6,291	—	—	—	6,291	6,291	238	1991	Aug-04
Elgin Medical Office Building II, IL	—	—	6,861	—	1	—	6,862	6,862	241	2001	Aug-04
Santa Rosa Medical Office Building, GA	—	13	8,111	—	6	13	8,117	8,130	106	2003	Aug-04
Fannin Medical Office Building, GA	—	9	2,397	—	118	9	2,515	2,524	35	2002	Aug-04
Physicians East and West, TX	—	3	4,276	—	—	3	4,276	4,279	127	1991	Aug-04
Brentwood Medical Center, CA	—	739	15,501	—	5,421	739	20,922	21,661	—	(3)	Aug-04
Heartland Regional Medical Office Building, IL	—	99	9,788	—	301	99	10,089	10,188	216	2002	Aug-04
Saint Joseph East Office Park, KY	—	17	9,896	—	21	17	9,917	9,934	140	2003	Aug-04
Central Mississippi Medical Center Building, MS	—	34	8,409	—	154	34	8,563	8,597	118	2002	Aug-04
River Oaks Medical Building, MS	—	19	7,127	—	286	19	7,413	7,432	106	2003	Aug-04
Parker Adventist Professional Building, CO	—	16	14,586	—	588	16	15,174	15,190	230	2004	Aug-04
NASA Parkway Medical Office Building, TX	—	460	7,478	—	—	460	7,478	7,938	124	2002	Aug-04
Lake Granbury Medical Plaza, TX	—	63	6,197	—	2,272	63	8,469	8,532	90	2001	Aug-04
Durant Medical Center, OK	—	1,133	7,914	—	—	1,133	7,914	9,047	127	1998	Aug-04
Jackson Central II, MS	—	—	485	—	867	—	1,352	1,352	—	(3)	Aug-04

CNL Retirement Properties, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004
(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
McDowell Mountain Medical Plaza, AZ	11,268	6,219	9,066	—	112	6,219	9,178	15,397	89	1999	Nov-04
Lakeside Healthpark Medical Office Building, NE	2,021	—	1,928	—	1,474	—	3,402	3,402	—	(3)	Nov-04
Other	—	—	—	19	583	19	583	602	44	n/a	n/a
	$1,001,153	$311,277	$2,253,037	$1,474	$104,235	$312,751	$2,357,272	$2,670,023	$74,510

(1)	Excludes encumbrances of $112.4 million that are carried on properties accounted for using the direct financing method.
(2)	Includes Properties under construction.
(3)	Property was under construction at December 31, 2004.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2002, 2003 and 2004 are summarized as follows:

	Cost (b) (d)	Accumulated Depreciation

Properties the Company has invested in under operating leases:

Balance, December 31, 2001	$36,060	$827
Acquisitions	213,820	—
Depreciation expense (c)	—	3,076

Balance, December 31, 2002	249,880	3,903
Acquisitions	850,430	—
Depreciation expense (c)	—	16,345

Balance, December 31, 2003	1,100,310	20,248
Acquisitions	1,573,078	—
Impairment provisions	(1,883)	—
Real estate held for sale	(1,482)	(102)
Depreciation expense (c)	—	54,364

Balance, December 31, 2004	$2,670,023	$74,510

(b)
As of December 31, 2004, 2003, and 2002, the aggregate cost of the Properties owned by the Company for federal income tax purposes, including Properties accounted for using the operating method and those accounted for using the direct financing method, was $3.0 billion, $1.3 billion and $258.3 million, respectively. Certain leases accounted for under the direct financing method are treated as operating leases for federal income tax purposes.

(c)	Depreciation expense is computed for buildings and equipment based upon estimated lives of 39-40 years, and 3 to 7 years, respectively.

(d)
Acquisition fees and miscellaneous closing costs of $78.3 million, $60.1 million and $13.1 million are included in land, buildings, equipment and intangible lease costs at December 31, 2004, 2003 and 2002, respectively.

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

3.5
Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004. (Included as Exhibit 3.5 to the Registrant's September 30, 2004, Report on Form 10-Q filed on November 5, 2004 and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480), and incorporated herein by reference.)

10.1
Advisory Agreement, dated as of May 3, 2004 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

10.2
Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002 and Marcel Verbaas dated April 19, 2004. (Included as Exhibit 10.2 to Registrant’s Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.3
Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

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

10.5
Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 19, 2003. (Included as Exhibit 10.62 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.6
First Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 30, 2003. (Included as Exhibit 10.63 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.7
Second Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 31, 2003. (Included as Exhibit 10.64 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.8
Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004. (Included as Exhibit 10.65 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.9
Fourth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 16, 2004. (Included as Exhibit 10.66 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.10
Fifth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 20, 2004. (Included as Exhibit 10.67 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.11
Sixth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 2, 2004. (Included as Exhibit 10.68 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.12
Seventh Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.69 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.13
Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 19, 2003. (Included as Exhibit 10.70 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.14
First Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated December 31, 2003. (Included as Exhibit 10.71 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.15
Second Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 5, 2004. (Included as Exhibit 10.72 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.16
Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004. (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.17
Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

21.	Subsidiaries of the Registrant. (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

The following is a list of the subsidiaries of the registrant and the state of incorporation for each:

Name of Subsidiary	State of Incorporation
CNL Retirement Properties, Inc.	Maryland
CNL Retirement Partners, LP	Delaware
Annapolis Assisted Living, LLC	Maryland
Aurora MOB Owner LLC	Delaware
Baytown MOB Partners, Ltd.	Florida
Brentwood MOB Owners LLC	Delaware
CNL Retirement AM / Colorado LP	Delaware
CNL Retirement AM / Florida LP	Delaware
CNL Retirement AM / Illinois LP	Delaware
CNL Retirement AM / Tennessee LP	Delaware
CNL Retirement AM / Texas LP	Delaware
CNL Retirement Aur1 California A Pack GP, LLC	Delaware
CNL Retirement Aur1 California A Pack, LP	Delaware
CNL Retirement Aur1 California B Pack GP, LLC	Delaware
CNL Retirement Aur1 California B Pack, LP	Delaware
CNL Retirement Aur1 Connecticut GP, LLC	Delaware
CNL Retirement Aur1 Connecticut, LP	Delaware
CNL Retirement Aur1 GP, LLC	Delaware
CNL Retirement Aur1 Maryland GP, LLC	Delaware
CNL Retirement Aur1 Maryland, LP	Delaware
CNL Retirement Aur1 Massachusetts GP, LLC	Delaware
CNL Retirement Aur1 Massachusetts, LP	Delaware
CNL Retirement Aur1 New Jersey GP, LLC	Delaware
CNL Retirement Aur1 New Jersey, LP	Delaware
CNL Retirement Aur1 Virginia GP, LLC	Delaware
CNL Retirement Aur1 Virginia, LP	Delaware
CNL Retirement Aur1, LP	Delaware
CNL Retirement Camarillo CA, LP	Delaware
CNL Retirement CH1 Saddle River GP, LLC	Delaware
CNL Retirement CH1 Saddle River, LP	Delaware
CNL Retirement Clayton OH, LP	Delaware
CNL Retirement Dartmouth MA, LP	Delaware
CNL Retirement Development Corp.	Florida
CNL Retirement DAS Lender GP, LLC	Delaware
CNL Retirement DAS Lender, LP	Delaware
CNL Retirement DAS GP, LLC	Delaware
CNL Retirement DAS, LP	Delaware
CNL Retirement DAS Tranche 1 GP, LLC	Delaware
CNL Retirement DAS Milton FL GP, LLC	Delaware
CNL Retirement DAS Blue Ridge GA GP, LLC	Delaware
CNL Retirement DAS Scottsdale AZ GP, LLC	Delaware
CNL Retirement DAS Lancaster TX GP, LLC	Delaware
CNL Retirement DAS Brentwood CA GP, LLC	Delaware
CNL Retirement DAS Chattanooga TN GP, LLC	Delaware
CNL Retirement DAS Marion IL GP, LLC	Delaware
CNL Retirement DAS Lexington KY GP, LLC	Delaware
CNL Retirement DAS Jackson MS GP, LLC	Delaware
CNL Retirement DAS Jackson II MS GP, LLC	Delaware
CNL Retirement DAS Parker CO GP, LLC	Delaware

Name of Subsidiary	State of Incorporation
CNL Retirement DAS Texarkana TX GP, LLC	Delaware
CNL Retirement DAS Nassau Bay TX GP, LLC	Delaware
CNL Retirement DAS Granbury TX GP, LLC	Delaware
CNL Retirement DAS Oakbrook IL GP, LLC	Delaware
CNL Retirement DAS Oakbrook IL, LP	Delaware
CNL Retirement DAS Pipeline 1, LLC	Delaware
CNL Retirement DSL1 GP, LLC	Delaware
CNL Retirement DSL1 Alabama, LP	Delaware
CNL Retirement Eden1 Florida GP, LLC	Delaware
CNL Retirement Eden1 Gainesville FL, LLLP	Delaware
CNL Retirement Eden1 Jacksonville FL, LLLP	Delaware
CNL Retirement Eden1 Tallahassee FL, LLLP	Delaware
CNL Retirement Eden2 A Pack GP, LLC	Delaware
CNL Retirement Eden2 A Pack, LP	Delaware
CNL Retirement Eden2 B Pack GP, LLC	Delaware
CNL Retirement Eden2 B Pack, LP	Delaware
CNL Retirement Eden2 Georgia GP, LLC	Delaware
CNL Retirement Eden2 Georgia, LP	Delaware
CNL Retirement Eden2 GP, LLC	Delaware
CNL Retirement Eden2, LP	Delaware
CNL Retirement Eden2 North Carolina GP, LLC	Delaware
CNL Retirement Eden2 North Carolina, LP	Delaware
CNL Retirement ER1 GP, LLC	Delaware
CNL Retirement ER1, LP	Delaware
CNL Retirement ER2 GP, LLC	Delaware
CNL Retirement ER2, LP	Delaware
CNL Retirement ER3 GP, LLC	Delaware
CNL Retirement ER3, LP	Delaware
CNL Retirement ER4 GP, LLC	Delaware
CNL Retirement ER4, LP	Delaware
CNL Retirement ER5 GP,LLC	Delaware
CNL Retirement ER5, LP	Delaware
CNL Retirement ER6 GP, LLC	Delaware
CNL Retirement ER6, LP	Delaware
CNL Retirement Eby1 Davenport IA, LP	Delaware
CNL Retirement Eby1 GP, LLC	Delaware
CNL Retirement Eby1 Illinois GP, LLC	Delaware
CNL Retirement Eby1 Illinois, LP	Delaware
CNL Retirement Eby1 Iowa GP, LLC	Delaware
CNL Retirement Eby1 Marion IA, LP	Delaware
CNL Retirement Eby1, LP	Delaware
CNL Retirement GP / Colorado Corp.	Delaware
CNL Retirement GP Corp.	Delaware
CNL Retirement GP / Florida Corp.	Delaware
CNL Retirement GP / Holding Corp.	Delaware
CNL Retirement GP / Illinois Corp.	Delaware
CNL Retirement GP National Corp.	Delaware
CNL Retirement GP / Tennessee Corp.	Delaware
CNL Retirement GP / Texas Corp.	Delaware
CNL Retirement GT1 GP, LLC	Delaware
CNL Retirement GT1 Illinois, LP	Delaware
CNL Retirement GT1 Indiana, LP	Delaware
CNL Retirement GT1 Ohio, LP	Delaware
CNL Retirement HB2 A Pack GP, LLC	Delaware

Name of Subsidiary	State of Incorporation
CNL Retirement HB2 A Pack, LP	Delaware
CNL Retirement HB2 Boynton Beach FL GP, LLC	Delaware
CNL Retirement HB2 Boynton Beach FL, LP	Delaware
CNL Retirement HB2 California GP, LLC	Delaware
CNL Retirement HB2 California, LP	Delaware
CNL Retirement HB2 Cumberland RI GP, LLC	Delaware
CNL Retirement HB2 Cumberland RI, LP	Delaware
CNL Retirement HB2 Dallas TX GP, LLC	Delaware
CNL Retirement HB2 Dallas TX, LP	Delaware
CNL Retirement HB2 GP, LLC	Delaware
CNL Retirement HB2 Hoover AL GP, LLC	Delaware
CNL Retirement HB2 Hoover AL, LP	Delaware
CNL Retirement HB2 Largo FL GP, LLC	Delaware
CNL Retirement HB2 Largo FL, LP	Delaware
CNL Retirement HB2, LP	Delaware
CNL Retirement HB2 Niles IL GP, LLC	Delaware
CNL Retirement HB2 Niles IL, LP	Delaware
CNL Retirement HB2 Palm Beach Gardens FL GP, LLC	Delaware
CNL Retirement HB2 Palm Beach Gardens FL, LP	Delaware
CNL Retirement HB2 Sarasota FL GP, LLC	Delaware
CNL Retirement HB2 Sarasota FL, LP	Delaware
CNL Retirement HB2 Smithfield RI GP, LLC	Delaware
CNL Retirement HB2 Smithfield RI, LP	Delaware
CNL Retirement HB2 South Kingstown RI GP, LLC	Delaware
CNL Retirement HB2 South Kingstown RI, LP	Delaware
CNL Retirement HB2 Sun City AZ GP, LLC	Delaware
CNL Retirement HB2 Sun City AZ, LP	Delaware
CNL Retirement HB2 Tiverton RI GP, LLC	Delaware
CNL Retirement HB2 Tiverton RI, LP	Delaware
CNL Retirement HB2 West Palm Beach FL GP, LLC	Delaware
CNL Retirement HB2 West Palm Beach FL, LP	Delaware
CNL Retirement HB3 Clear Lake Webster TX GP, LLC	Delaware
CNL Retirement HB3 Clear Lake Webster TX, LP	Delaware
CNL Retirement HB3 First Colony Sugar Land TX GP, LLC	Delaware
CNL Retirement HB3 First Colony Sugar Land TX, LP	Delaware
CNL Retirement HB3 GP, LLC	Delaware
CNL Retirement HB3 Memorial City Houston TX GP, LLC	Delaware
CNL Retirement HB3 Memorial City Houston TX, LP	Delaware
CNL Retirement HB3 Spring Shadows Place Houston TX GP, LLC	Delaware
CNL Retirement HB3 Spring Shadows Place Houston TX, LP	Delaware
CNL Retirement HB3 West University Houston TX GP, LLC	Delaware
CNL Retirement HB3 West University Houston TX, LP	Delaware
CNL Retirement HB3 Willowbrook Houston TX GP, LLC	Delaware
CNL Retirement HB3 Willowbrook Houston TX, LP	Delaware
CNL Retirement HB3, LP	Delaware
CNL Retirement Laguna Creek CA, LP	Delaware
CNL Retirement LP Corp.	Delaware
CNL Retirement MA1 GP, LLC	Delaware
CNL Retirement MA1, LP	Delaware
CNL Retirement MA2 Arkansas, LP	Delaware
CNL Retirement MA2 California, LP	Delaware
CNL Retirement MA2 GP Holding, LLC	Delaware
CNL Retirement MA2 Illinois, LP	Delaware
CNL Retirement MA2, LP	Delaware
CNL Retirement MA2 Massachusetts, LP	Delaware
CNL Retirement MA2 Ohio, LP	Delaware
CNL Retirement MA2 Oklahoma, LP	Delaware

Name of Subsidiary	State of Incorporation
CNL Retirement MA2 Utah, LP	Delaware
CNL Retirement MA3 A Pack GP, LLC	Delaware
CNL Retirement MA3 A Pack, LP	Delaware
CNL Retirement MA3 California, LP	Delaware
CNL Retirement MA3 Georgia, LP	Delaware
CNL Retirement MA3 GP Holding, LLC	Delaware
CNL Retirement MA3 Kentucky, LP	Delaware
CNL Retirement MA3, LP	Delaware
CNL Retirement MA3 Oklahoma, LP	Delaware
CNL Retirement MA3 Pennsylvania, LP	Delaware
CNL Retirement MA3 South Carolina, LP	Delaware
CNL Retirement MA3 Virginia, LP	Delaware
CNL Retirement MA3 Washington, LP	Delaware
CNL Retirement MA4 Cleveland OH, LP	Delaware
CNL Retirement MA4 Columbia MD, LP	Delaware
CNL Retirement MA4 Dayton OH, LP	Delaware
CNL Retirement MA4 Dunwoody GA, LP	Delaware
CNL Retirement MA4 Florham Park NJ, LP	Delaware
CNL Retirement MA4 GP Cleveland OH, LLC	Delaware
CNL Retirement MA4 GP Columbia MD, LLC	Delaware
CNL Retirement MA4 GP Dayton OH, LLC	Delaware
CNL Retirement MA4 GP Dunwoody GA, LLC	Delaware
CNL Retirement MA4 GP Florham Park NJ, LLC	Delaware
CNL Retirement MA4 GP Florida Holding, LLC	Delaware
CNL Retirement MA4 GP Greensboro NC, LLC	Delaware
CNL Retirement MA4 GP Kansas City KS, LLC	Delaware
CNL Retirement MA4 GP, LLC	Delaware
CNL Retirement MA4 GP Northville MI, LLC	Delaware
CNL Retirement MA4 GP Omaha NE, LLC	Delaware
CNL Retirement MA4 GP Rockville MD, LLC	Delaware
CNL Retirement MA4 GP St. Charles IL, LLC	Delaware
CNL Retirement MA4 GP West Orange NJ, LLC	Delaware
CNL Retirement MA4 GP Wheaton IL, LLC	Delaware
CNL Retirement MA4 Greensboro NC, LP	Delaware
CNL Retirement MA4 Kansas City KS, LP	Delaware
CNL Retirement MA4, LP	Delaware
CNL Retirement MA4 Northville MI, LP	Delaware
CNL Retirement MA4 Omaha NE, LP	Delaware
CNL Retirement MA4 Rockville MD, LP	Delaware
CNL Retirement MA4 St. Charles IL, LP	Delaware
CNL Retirement MA4 Tampa FL, LP	Delaware
CNL Retirement MA4 West Orange NJ, LP	Delaware
CNL Retirement MA4 Wheaton IL, LP	Delaware
CNL Retirement MC1 GP, LLC	Delaware
CNL Retirement MC1 Georgia, LP	Delaware
CNL Retirement MOP 1110 Irving TX, LP	Delaware
CNL Retirement MOP 1411 Aurora CO GP, LLC	Delaware
CNL Retirement MOP 1411 Aurora CO, LP	Delaware
CNL Retirement MOP 1421 Aurora CO GP, LLC	Delaware
CNL Retirement MOP 1421 Aurora CO, LP	Delaware
CNL Retirement MOP A Pack GP, LLC	Delaware
CNL Retirement MOP B Pack GP, LLC	Delaware
CNL Retirement MOP 4204 Durham NC, LP	Delaware
CNL Retirement MOP 4228 Durham NC, LP	Delaware
CNL Retirement MOP 4233 Durham NC, LP	Delaware
CNL Retirement MOP 4323 Durham NC, LP	Delaware
CNL Retirement MOP 7200 Irving TX, LP	Delaware
CNL Retirement MOP Chesapeake VA, LP	Delaware

Name of Subsidiary	State of Incorporation
CNL Retirement MOP Clearwater FL, LP	Delaware
CNL Retirement MOP Columbia MD GP, LLC	Delaware
CNL Retirement MOP Columbia MD, LP	Delaware
CNL Retirement MOP Corpus Christi TX, LP	Delaware
CNL Retirement MOP Denver CO GP, LLC	Delaware
CNL Retirement MOP Denver CO, LP	Delaware
CNL Retirement MOP Encino CA GP, LLC	Delaware
CNL Retirement MOP Encino CA, LP	Delaware
CNL Retirement MOP Fairfax VA, LP	Delaware
CNL Retirement MOP GP, LLC	Delaware
CNL Retirement MOP Houston TX, LP	Delaware
CNL Retirement MOP Largo FL, LP	Delaware
CNL Retirement MOP Plano TX, LP	Delaware
CNL Retirement MOP Rockville MD, LP	Delaware
CNL Retirement MOP Sherman Oaks CA, LP	Delaware
CNL Retirement MOP Tampa FL, LP	Delaware
CNL Retirement MOP Valencia CA, LP	Delaware
CNL Retirement MOP, LP	Delaware
CNL Retirement MOP 1411 Aurora CO GP, LLC	Delaware
CNL Retirement MOP 1411 Aurora CO, LP	Delaware
CNL Retirement MOP 1421 Aurora CO GP, LLC	Delaware
CNL Retirement MOP 1421 Aurora CO, LP	Delaware
CNL Retirement MOP A Pack GP, LLC	Delaware
CNL Retirement MOP B Pack GP, LLC	Delaware
CNL Retirement PC1 Buckhead GA, LP	Delaware
CNL Retirement PC1 Brentwood TN, LP	Delaware
CNL Retirement PC1 Friendship Heights MD, LP	Delaware
CNL Retirement PC1 GP Holding, LLC	Delaware
CNL Retirement PC1 GP, LLC	Delaware
CNL Retirement PC1 GP Naples FL, LLC	Delaware
CNL Retirement PC1 GP Venice FL, LLC	Delaware
CNL Retirement PC1, LP	Delaware
CNL Retirement PC1 Naples FL, LP	Delaware
CNL Retirement PC1 New Jersey, LP	Delaware
CNL Retirement PC1 North Carolina, LP	Delaware
CNL Retirement PC1 Stamford CT, LP	Delaware
CNL Retirement PC1 Venice FL, LP	Delaware
CNL Retirement PC2, LLC	Delaware
CNL Retirement RP1-VB, LLC	Delaware
CNL Retirement SLB Florida, LP	Delaware
CNL Retirement SLB GP, LLC	Delaware
CNL Retirement ST1 Colorado GP, LLC	Delaware
CNL Retirement ST1 Colorado, LP	Delaware
CNL Retirement SU TRS Corp.	Delaware
CNL Retirement Sun1 Beverly Hills CA GP, LLC	Delaware
CNL Retirement Sun1 Beverly Hills CA, LP	Delaware
CNL Retirement Sun1 Cresskill NJ GP, LLC	Delaware
CNL Retirement Sun1 Cresskill NJ, LP	Delaware
CNL Retirement Sun1 Edmonds WA GP, LLC	Delaware
CNL Retirement Sun1 Edmonds WA, LP	Delaware
CNL Retirement Sun1 GP, LLC	Delaware
CNL Retirement Sun1 Lilburn GA GP, LLC	Delaware
CNL Retirement Sun1 Lilburn GA, LP	Delaware
CNL Retirement Sun1, LP	Delaware
CNL Retirement Sun1 Madison NJ GP, LLC	Delaware
CNL Retirement Sun1 Madison NJ, LP	Delaware
CNL Retirement Sun1 Santa Rosa CA GP, LLC	Delaware
CNL Retirement Sun1 Santa Rosa CA, LP	Delaware
CNL Retirement Sun2 Des Peres MO, LP	Delaware

Name of Subsidiary	State of Incorporation
CNL Retirement Sun2 Missouri GP, LLC	Delaware
CNL Retirement Sun2 Richmond Heights MO, LP	Delaware
CNL Retirement Sun2 Wilmette IL GP, LLC	Delaware
CNL Retirement Sun2 Wilmette IL, LP	Delaware
CNL Retirement Towson MD, LP	Delaware
CNL Retirement TRS Corp.	Delaware
CNL Retirement Westgate1 Auburn Hills MI, LP	Delaware
CNL Retirement Westgate1 Michigan GP, LLC	Delaware
CNL Retirement Westgate1 Sterling Heights MI, LP	Delaware
Chattanooga Plaza Owners Limited Partnership	Delaware
Chattanooga Surgery Center Owners Limited Partnership	Delaware
The DASCO Companies, LLC	Florida
DSTS, LLC	Florida
Durant MOB Manager, LLC	Delaware
Durant MOB Owner, LLC	Delaware
East Texas Medical Equity Investors Limited Partnership	Texas
Elgin I MOB Owner, LLC	Delaware
Elgin II MOB Owner, LLC	Delaware
Fannin Medical Investors, Ltd., LP	Georgia
Jackson Central Investors Limited Partnership	Florida
Jackson II MOB Owners, LLC	Delaware
Lake Granbury Investors, Ltd.	Texas
Lancaster MOB East and West Partners, Ltd.	Texas
Lancaster Medical Equity Investors, Ltd.	Texas
Lexington Equity Investors, Ltd.	Florida
Lexington II MOB Owners LLC	Delaware
Lexington MOB Partners, Ltd.	Florida
Marion MOB Partners, LP	Illinois
Marion Medical Equity Investors Corporation	Florida
Marion Medical Investor, LP	Illinois
McDowell Mountain Medical Investor, Ltd.	Florida
Milton Medical Equity Investors, Ltd.	Florida
Omaha MOB Investors, LLC	Florida
Omaha MOB Manager, LLC	Delaware
Omaha MOB Owners, LLC	Delaware
Orlando MOB Owners, LLC	Delaware
Parker MOB Owners, LLC	Delaware
Pikesville Assisted Living, LLC	Maryland
Randall Road MOB Owners, LLC	Delaware
River Oaks MOB Owners, LLC	Delaware
SJH Medical Office Partners, Ltd.	Texas
SJH Office Equity Investors, Ltd.	Texas
SWG Birthplace Investors, Ltd.	Texas
Texarkana Medical Equity Investors Corporation	Florida
Texarkana Partners Limited	Texas
Tucson MOB Partners, Ltd.	Florida
Tucson Medical Investors, Ltd.	Florida