Form 10-Q
period 2005-03-31
CNL RETIREMENT PROPERTIES INC
filed 2005-05-10
CIK 1055264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of common stock outstanding as of May 5, 2005, was 248,762,194.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2005	December 31, 2004
Assets	(Unaudited)
Real estate investment properties:
Accounted for using the operating method, net	$2,808,043	$2,595,513
Accounted for using the direct financing method	482,429	480,051
Intangible lease costs, net	104,081	98,781
	3,394,553	3,174,345

Cash and cash equivalents	101,710	51,781
Restricted cash	21,606	34,430
Accounts and other receivables, net	20,405	20,545
Deferred costs, net	18,517	17,469
Accrued rental income	64,469	52,290
Other assets	17,910	11,412
Real estate held for sale	4,820	1,578
Goodwill	5,791	5,791
	$3,649,781	$3,369,641

Liabilities and stockholders’ equity
Liabilities:
Mortgages payable	$1,196,804	$937,589
Bonds payable	94,419	94,451
Construction loans payable	98,193	81,508
Line of credit	20,000	20,000
Term loan	—	60,000
Due to related parties	5,560	1,632
Accounts payable and other liabilities	28,657	33,937
Intangible lease liability, net	3,859	3,742
Deferred income	5,114	4,811
Security deposits	29,125	26,253
Total liabilities	1,481,731	1,263,923

Commitments and contingencies

Minority interests	3,360	2,361

Stockholders’ equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion shares, issued 247,300 and 238,485 shares, respectively, outstanding 245,589 and 237,547 shares, respectively	2,456	2,376
Capital in excess of par value	2,206,709	2,135,498
Accumulated distributions in excess of net income	(44,475)	(34,517)
Total stockholders’ equity	2,164,690	2,103,357
	$3,649,781	$3,369,641

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended March 31,
	2005	2004
Revenues:
Seniors’ Housing:
Rental income from operating leases	$56,000	$36,590
Earned income from direct financing leases	15,312	12,642
FF&E reserve income	1,599	1,437
Contingent rent	1,721	49
Medical Office Buildings:
Rental income from operating leases	13,136	—
Tenant expense reimbursements	2,710	—
Property management and development fees	1,215	—
	91,693	50,718
Expenses:
Seniors’ Housing property expenses	259	321
Medical Office Buildings operating expenses	5,486	—
General and administrative	4,029	2,280
Asset management fees to related party	4,347	2,259
Provision for doubtful accounts	750	1,250
Impairment of long-lived assets	6,197	—
Depreciation and amortization	22,857	9,533
	43,925	15,643

Operating income	47,768	35,075

Interest and other income	706	602
Interest and loan cost amortization expense	(15,539)	(7,969)

Income before equity in earnings of unconsolidated entity, minority interests in income of consolidated subsidiaries and discontinued operations	32,935	27,708

Equity in earnings of unconsolidated entity	2	15

Minority interests in income of consolidated subsidiaries	(381)	—

Income from continuing operations, net	32,556	27,723

Discontinued operations:
Rental income from operating leases	90	112
Expenses	(11)	(34)
	79	78

Net income	$32,635	$27,801

Net income per share of common stock (basic and diluted)
From continuing operations	$0.14	$0.16
From discontinued operations	—	—
	$0.14	$0.16
Weighted average number of shares of common stock outstanding (basic and diluted)	240,699	169,112

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Quarter Ended March 31, 2005 and Year Ended December 31, 2004
(in thousands, except per share data)

				Accumulated
	Common stock		Capital in	distributions
	Number	Par	excess of	in excess of
	of shares	value	par value	net income	Total

Balance at December 31, 2003	150,077	$1,501	$1,349,719	$(5,279)	$1,345,941

Subscriptions received for common stock through public offerings and reinvestment plan	88,155	882	879,386	—	880,268

Retirement of common stock	(685)	(7)	(6,491)	—	(6,498)

Stock issuance costs	—	—	(87,116)	—	(87,116)

Net income	—	—	—	117,918	117,918

Distributions declared and paid ($0.7104 per share)	—	—	—	(147,156)	(147,156)

Balance at December 31, 2004	237,547	2,376	2,135,498	(34,517)	2,103,357

Subscriptions received for common stock through public offerings and reinvestment plan	8,889	88	87,445	—	87,533

Retirement of common stock	(847)	(8)	(8,039)	—	(8,047)

Stock issuance costs	—	—	(8,195)	—	(8,195)

Net income	—	—	—	32,635	32,635

Distributions declared and paid ($0.1776 per share)	—	—	—	(42,593)	(42,593)

Balance at March 31, 2005	245,589	$2,456	$2,206,709	$(44,475)	$2,164,690

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2005	2004
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$52,814	$23,329

Investing activities:
Investment in land, buildings buildings and equipment	(194,641)	(291,051)
Investment in intangible lease costs	(8,613)	(17,781)
Payment of acquisition fees and costs	(10,224)	(45,645)
Payment of deferred leasing costs	(265)	—
Decrease (increase) in restricted cash	12,251	(43,174)
Net cash used in investing activities	(201,492)	(397,651)

Financing activities:
Proceeds from borrowings on mortgages payable	219,010	125,044
Principal payments on mortgage loans	(1,767)	(26,158)
Proceeds from construction loans payable	16,685	19,066
Payment on term loan	(60,000)	—
Proceeds from issuance of life care bonds	2,449	2,159
Retirement of life care bonds	(2,481)	(1,501)
Payment of loan costs	(2,036)	(9,395)
Contributions from minority interests	629	—
Distributions to minority interests	(11)	—
Subscriptions received from stockholders	87,533	445,278
Distributions to stockholders	(42,593)	(28,841)
Retirement of common stock	(11,343)	(511)
Payment of stock issuance costs	(7,468)	(42,001)
Net cash provided by financing activities	198,607	483,140

Net increase in cash and cash equivalents	49,929	108,818

Cash and cash equivalents at beginning of period	51,781	167,090

Cash and cash equivalents at end of period	$101,710	$275,908

Supplemental schedule of non-cash financing activities:

Mortgages assumed on properties purchased	$41,406	$274,559

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

1.    Organization and Basis of Presentation:

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

The Company acquires real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States. The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings ("MOBs"), specialty clinics, walk-in clinics and other types of health care-related facilities. Seniors’ Housing facilities are generally leased on a long-term, triple-net basis and MOBs are generally leased on a shorter-term, gross or triple-net basis. The Company may provide mortgage financing loans ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Seniors' Housing and other health care-related facilities. In addition, the Company may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries. The Company operates in one business segment which is the ownership, development, management and leasing of health care-related real estate. As of March 31, 2005, the Company owned 187 Seniors’ Housing facilities, 56 MOBs and a parcel of land.

In August 2004, the Company acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company that manages 30 MOBs and is developing four of the Company's MOBs as of March 31, 2005. DASCO may also provide development and property management services to unrelated third parties.

The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services relating to its Properties, Mortgage Loans and Secured Equipment Lease program pursuant to an advisory agreement dated May 3, 2004 (the "Advisory Agreement").

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts included in the financial statements as of December 31, 2004, have been derived from the audited financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2004. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, each of its wholly owned subsidiaries, DASCO and other entities in which the Company owns a majority and controlling interest. Interests of unaffiliated third parties in less than 100% owned and majority controlled entities are reflected as minority interests. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications - Certain items in the prior period's financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no effect on reported equity or net income.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

2.     Public Offerings:

During the quarter ended March 31, 2005, the Company received subscription proceeds of $87.5 million from its fifth public offering (the "2004 Offering"). Total gross proceeds received from the 2004 Offering and the four prior public offerings ("Prior Offerings") amount to $2.5 billion at March 31, 2005.

The Company incurred offering expenses, including selling commissions, marketing support fees, due diligence expense reimbursements, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the Company’s public offerings. During the quarters ended March 31, 2005 and 2004, the Company incurred $8.2 million and $42.0 million, respectively, in offering costs, including $6.5 million and $35.6 million, respectively, in selling commissions and marketing support fees. These amounts are treated as stock issuance costs and charged to stockholders’ equity.

3.    Investment Properties:

Accounted for Using the Operating Method - Properties subject to operating leases consisted of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Land and land improvements	$336,046	$312,751
Buildings and building improvements	2,312,287	2,131,187
Tenant improvements	68,180	62,641
Equipment	70,743	66,641
	2,787,256	2,573,220
Less accumulated depreciation	(94,002)	(74,510)
	2,693,254	2,498,710
Construction in progress	114,789	96,803

	$2,808,043	$2,595,513
Number of Properties (1):
Seniors' Housing:
Operating	150	133
Under construction	3	3
	153	136
Medical Office Buildings (2):
Operating	52	49
Under construction	4	3
	56	52
	209	188

(1)	Excludes one Seniors' Housing facility and a parcel of land held for sale.
(2)	Includes 21 Properties subject to long-term ground lease agreements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

3.   Investment Properties - Continued:

During the quarters ended March 31, 2005 and 2004, the Company recognized $11.9 million and $7.9 million, respectively, of revenue from the straight-lining of lease revenues over current contractually due amounts. These amounts are included in rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

During the quarter ended March 31, 2005, the Company recognized a $6.2 million impairment charge related to one Seniors' Housing facility to reduce the Property's carrying value to its estimated fair value.

Future minimum lease payments contractually due under the noncancellable operating leases at March 31, 2005, exclusive of renewal option periods and contingent rents, were as follows (in thousands):

2005	$183,533
2006	250,529
2007	254,020
2008	257,319
2009	258,348
Thereafter	2,464,346
$3,668,095

Accounted for Using the Direct Financing Method - Components of net investment in direct financing leases consisted of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Minimum lease payments receivable	$1,515,382	$1,529,171
Estimated residual values	449,099	449,099
Less unearned income	(1,482,052)	(1,498,219)
Net investment in direct financing leases	$482,429	$480,051

Number of Properties	33	33

Lease payments relating to six direct financing leases with a carrying value of $131.3 million are subordinate to first mortgage construction loans entered into by the tenants to fund development costs related to the Properties.

Future minimum lease payments contractually due on direct financing leases at March 31, 2005, are as follows (in thousands):

2005	$38,667
2006	54,179
2007	55,167
2008	56,255
2009	58,083
Thereafter	1,253,031
$1,515,382

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

4.    Intangible Lease Costs:

Intangible lease costs included the following (in thousands):

	March 31, 2005	December 31, 2004
Intangible lease origination costs:
In-place lease costs	$97,190	$89,370
Customer relationship values	12,152	11,698
	109,342	101,068
Less accumulated amortization	(13,316)	(10,020)
	96,026	91,048

Above market lease values	9,205	8,475
Less accumulated amortization	(1,150)	(742)
	8,055	7,733
	$104,081	$98,781

Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable Property acquisition. For the quarter ended March 31, 2005, $0.4 million was charged against rental income from operating leases in the accompanying unaudited condensed consolidated statements of income. There were no above market lease values at March 31, 2004.

5.    Restricted Cash:

Restricted cash included the following (in thousands):

	March 31, 2005	December 31, 2004
Transfer agent escrows	$3,107	$13,214
Property acquisition deposits	258	1,950
Horizon Bay tenant rent deposit	8,964	9,537
FF&E reserves	4,227	4,894
Lender escrow reserves	4,015	3,808
Other	1,035	1,027
	$21,606	$34,430

6.    Accounts and Other Receivables:

Accounts and other receivables included the following (in thousands):

	March 31, 2005	December 31, 2004
Rental revenues receivable	$23,380	$21,790
Other receivables	1,675	2,655
	25,055	24,445
Allowance for doubtful accounts	(4,650)	(3,900)
	$20,405	$20,545

At March 31, 2005 and December 31, 2004, rental revenues receivable included past due rents aggregating $12.3 million and $10.7 million, respectively.

 CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

7.    Deferred Costs:

Deferred costs included the following (in thousands):

	March 31, 2005	December 31, 2004
Financing costs	$20,026	$17,989
Leasing commissions	672	523
Other lease costs	458	341
	21,156	18,853
Less accumulated amortization	(6,728)	(5,408)
	14,428	13,445

Lease incentives	4,251	4,114
Less accumulated amortization	(162)	(90)
	4,089	4,024
	$18,517	$17,469

Lease incentive costs are amortized to rental income over the terms of the leases. For the quarters ended March 31, 2005 and 2004, $0.1 million and $0, respectively, was charged against rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

8.    Other Assets:

Other assets as of March 31, 2005 and December 31, 2004, were $17.9 million and $11.4 million, respectively, and consisted of miscellaneous prepaid expenses, office equipment and prepaid acquisition costs.

9.    Real Estate Held For Sale:

As of March 31, 2005, real estate held for sale included a Seniors' Housing facility with a net carrying value of $1.6 million and a 10.4 acre parcel of land that was acquired for $3.2 million as part of a portfolio of Seniors’ Housing Properties which the Company does not intend to hold or develop.

10.   Indebtedness:

Mortgage Notes Payable - Mortgage notes payable and the net book value ("NBV") of the associated collateral consisted of the following (in thousands):

	March 31, 2005		December 31, 2004
	Mortgages Payable	NBV of Collateral	Mortgages Payable	NBV of Collateral

Various mortgages payable, interest only payments at variable rates based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.9% (3.73% weighted average interest rate at March 31, 2005), maturing October 2005	$140,445	$279,840	$110,445	$229,244

Various mortgages payable, interest only payments at variable rates ranging from LIBOR plus 1.0% to 3.9% (4.42% weighted average interest rate at March 31, 2005), maturing from November 2006 to March 2010	425,687	776,496	276,166	508,381

 CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

10.   Indebtedness - Continued:

	March 31, 2005		December 31, 2004
	Mortgages Payable	NBV of Collateral	Mortgages Payable	NBV of Collateral
Two mortgages payable, interest only payments at a 30-day commercial paper rate plus 1.82% or 3.15% (5.35% weighted average interest rate at March 31, 2005), maturing March 2007 and May 2007	$43,920	$108,317	$43,920	$109,116

Various fixed rate mortgages, interest only payments, bearing interest at rates ranging from 4.85% to 7.16%, (6.29% weighted average interest rate at March 31, 2005), maturing September 2010 through April 2012	206,155	428,399	167,145	355,145

Various fixed rate mortgages payable, principal and interest payments, including net premiums of $1.3 million and $0.7 million, respectively, bearing interest at rates ranging from 4.91% to 8.42% (6.26% weighted average interest rate at March 31, 2005), maturing July 2007 through November 2038	380,597	633,357	339,913	567,336
	$1,196,804	$2,226,409	$937,589	$1,769,222

Certain fixed rate loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

The following is a schedule of maturities for all mortgage notes payable, excluding loan premiums, at March 31, 2005 (in thousands):

2005	$146,616
2006	54,769
2007	75,830
2008	186,505
2009	141,149
Thereafter	590,644
$1,195,513

Bonds Payable - During the quarter ended March 31, 2005, the tenant of the Company's two CCRCs retired $2.5 million of existing bonds and issued $2.4 million of new bonds to new residents on the Company's behalf. At March 31, 2005, approximately $94.4 million was outstanding in bonds payable.

Line of Credit - The Company has a revolving line of credit (the "Revolving LOC") that it may use to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million until maturity in September 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company's aggregate amount of debt outstanding in relation to the Company's total assets until maturity (5.35% at March 31, 2005), and is collateralized by Properties with a carrying value of approximately $122.4 million.  At March 31, 2005, $20.0 million was outstanding under the Revolving LOC facility.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

10.   Indebtedness - Continued:

Term Loan - On January 13, 2005, the Company repaid and terminated a $60.0 million 14-day term loan used for the acquisition of Properties for which permanent financing was secured in January 2005.

Construction Loans Payable - Construction loans payable consisted of the following (in thousands):

	Total Facility	March 31, 2005	December 31, 2004

Five construction loans payable, each bearing interest at 30-day LIBOR plus 2.25% to 2.75% (5.07% weighted average interest rate at March 31, 2005), with monthly interest only payments, maturing November 2006	$83,100	$55,272	$49,169

Construction loan payable bearing interest at the lender’s base rate, as defined, plus 2.25% with a minimum rate of 6.50% (8.0% at March 31, 2005), with monthly interest only payments, maturing December 2007	48,000	36,128	32,339

Construction loan payable bearing interest at 30-day LIBOR plus 1.75% (4.60% at March 31, 2005), with monthly interest only payments, maturing July 2009	14,287	4,282	—

Construction loan payable bearing interest at 30-day LIBOR plus 1.80% (4.65% at March 31, 2005), with monthly interest only payments, maturing December 2013	6,600	2,511	—
	$151,987	$98,193	$81,508

Interest and loan cost amortization expense was $15.5 million and $8.0 million for the quarters ended March 31, 2005 and 2004, respectively. For the quarters ended March 31, 2005 and 2004, interest of $0.2 million and $0.1 million, respectively, was capitalized to construction in progress.

The fair market value of the Company’s outstanding mortgage notes and construction loans payable was $1.3 billion at March 31, 2005.

11.   Intangible Lease Liability:

Intangible lease liability at March 31, 2005 and December 31, 2004, was $3.9 million and $3.7 million, respectively, consisting of the unamortized carrying value of below market rate leases associated with Properties acquired. For the quarters ended March 31, 2005 and 2004, $0.3 million and $0, respectively, was accreted to rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

12.   Commitments and Contingencies:

The following table represents the Company's commitments, contingencies and guarantees by expiration period as of March 31, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$2,346	$—	$—	$—	$2,346
Earnout provisions (2)	33,479	2,000	—	—	35,479
Capital improvements to investment Properties	53,392	—	—	—	53,392
Ground leases	335	766	772	19,128	21,001
Pending investments (3)	28,178	—	—	—	28,178
	$117,730	$2,766	$772	$19,128	$140,396

(1)
In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures May 31, 2005. As of March 31, 2005, the uncollateralized promissory note had an outstanding balance of approximately $14.1 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)
In connection with the acquisition of 41 Properties, the Company may be required to make additional payments if certain earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to six additional Properties are subject to future values and events which are not quantifiable at March 31, 2005, and are not included in the table above.

(3)	As of March 31, 2005, the Company had commitments to acquire four Properties, subject to the fulfillment of certain conditions.

Ground Leases - Twenty-one of the Company's MOBs are subject to ground leases. These ground leases have predetermined rent increases based on the CPI index or a defined percentage and termination dates ranging from 2045 to 2084. Sixteen of the ground leases contain renewal options for terms of 30 to 50 years. During the quarter ended March 31, 2005, the Company recognized ground lease expense of $0.1 million, including $42,000 of the straight-lining of ground lease expense, which is included in MOB operating expenses in the accompanying unaudited condensed consolidated statements of income. There was no ground lease expense for the quarter ended March 31, 2004.

Legal Matters - From time to time, the Company is exposed to litigation arising from an unidentified pre-acquisition contingency or from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

13.   Redemption of Shares:

During the quarters ended March 31, 2005 and 2004, 847,143 and 44,167 shares, respectively, of common stock were redeemed for $8.0 million and $0.4 million, respectively ($9.50 and $9.20 per share, respectively), and retired.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

14.   Distributions:

For the quarter ended March 31, 2005, approximately 80% of the distributions paid to stockholders were considered ordinary income and approximately 20% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2005, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

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

Pursuant to the Advisory Agreement, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarters ended March 31, 2005 and 2004, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended March 31,
	2005	2004

Acquisition fees (1):
Acquisition fees from offering proceeds	$3,067	$21,866
Acquisition fees from debt proceeds	10,451	21,312
	13,518	43,178

Asset management fees (2)	4,499	2,264

Reimbursement of expenses (3):
Acquisition expenses	46	135
General and administrative expenses	1,994	1,060
	2,040	1,195
	$20,057	$46,637

(1)
Through the quarter ended March 31, 2005, acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans were equal to 4.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4.5% of gross offering and loan proceeds under the Prior Offerings), excluding that portion of the permanent financing used to finance Secured Equipment Leases. These fees are included in other assets in the accompanying unaudited condensed consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

If there is a listing of the Company’s common stock on a national securities exchange or over-the-counter market ("List" or "Listing"), the Advisor will receive an acquisition fee equal to 4.0% of amounts outstanding on the line of credit, if any, at the time of Listing. Certain fees payable to the Advisor upon Listing, orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

15.   Related Party Arrangements - Continued:

(2)
Monthly asset management fee of 0.05% of the Company’s real estate asset value, as defined in the Advisory Agreement, and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)
Reimbursement for administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap"). Operating expenses for the Expense Years ended March 31, 2005 and 2004, did not exceed the Expense Cap.

CNL Securities Corp. received fees based on the amounts raised from the Company's offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in the Company's second public offering. Affiliates of the Advisor are reimbursed for certain offering expenses incurred on behalf of the Company. Offering expenses incurred by the Advisor and its affiliates on behalf of the Company, together with selling commissions, the marketing support fee and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the offerings.

During the quarters ended March 31, 2005 and 2004, the Company incurred the following fees and costs (in thousands):

	Quarter ended March 31,
	2005	2004

Selling commissions	$5,003	$33,396
Marketing support fee	1,529	2,226
Offering and due diligence costs	1,663	6,387
	$8,195	$42,009

Amounts due to related parties consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$97	$21
Accounting and administrative services	715	761
Acquisition fees and expenses	3,900	656
	4,712	1,438

Due to CNL Securities Corp.:
Selling commissions	649	149
Marketing support fees and due diligence expense reimbursements	199	45
	848	194
	$5,560	$1,632

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

15.   Related Party Arrangements - Continued:

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the two commercial paper loans totaling $43.9 described in Note 10. The monthly interest payments due under these commercial paper loans include an annual margin of either 40 or 30 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. For the quarters ended March 31, 2005 and 2004, $38,000 and $0, respectively, was paid to CCM related to these services.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are majority stockholders. The amounts deposited with this bank were $8.7 million and $22.9 million at March 31, 2005 and December 31, 2004, respectively.

The Company owns a 10% interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The Company severally guarantees 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures on May 31, 2005. The Company periodically receives distributions from the partnership; however, no distributions were received during the quarters ended March 31, 2005 and 2004.

In September 2004, a company which is owned by the Company's chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with ten of the Company’s tenants (the "HRA Tenants") to the remaining members of the limited liability company. The HRA Tenants contributed 36% of the Company's total revenues for the quarter ended March 31, 2004.

The Company's chairman of the board is a director in a hospital that leases office space in seven of the Company's MOBs that were acquired in August 2004. Additionally, one of the Company's independent directors is a director in a health system that leases office space in one of the Company's MOBs that was acquired in April 2004. During the quarter ended March 31, 2005, these tenants contributed less than 1% of the Company's total revenues.

16.   Concentration of Credit Risk:

At March 31, 2005, the Company leased its Seniors' Housing facilities to 22 tenants. Two tenants affiliated with Horizon Bay Management, LLC ("Horizon Bay") contributed 22% of the Company's total revenues for the quarter ended March 31, 2005. The HRA Tenants contributed 23% of the Company's total revenues for the quarter ended March 31, 2005. No other Seniors’ Housing tenant contributed more than 10% of total revenues. Several of the Company's tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases. At March 31, 2005, the Company's MOBs were leased to more than 500 tenants.

At March 31, 2005, 108 of the 187 Seniors’ Housing facilities were operated by Sunrise Senior Living Services, Inc. ("Sunrise"), a wholly owned subsidiary of Sunrise Senior Living, Inc. Additionally, as of March 31, 2005, two Properties were being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Upon completion of each development, each facility will be operated by Sunrise. Horizon Bay operates 27 Seniors' Housing facilities and six additional operators manage the remaining 50 Seniors' Housing facilities. At March 31, 2005, DASCO managed or was developing 34 of the Company's 56 MOBs, and the remaining 22 MOBs were managed by nine third-party property managers.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

16.   Concentration of Credit Risk - Continued:

To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio ("Cross-Default"). Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling" or "Pooled"). In addition, as of March 31, 2005, the Company held $29.1 million in security deposits and rental support related to certain Properties. The Company had limited guarantees from certain tenants and operators that aggregated $18.0 million as of March 31, 2005, related to 13 of its Properties. In connection with three and 19 of the Company’s Properties, Sunrise has guaranteed rent payments until the earlier of June 30, 2005 and December 31, 2005, respectively, or the Properties achieving specified performance thresholds.

In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation ("ARC"), ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with 16 Properties leased by Encore Senior Living, LLC ("Encore"), Encore has unconditionally guaranteed all the tenants’ obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors' Housing facilities that were in various stages of development and were being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2006) or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004, three of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenants' rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004 until such time as the operating performance of the Properties achieves predetermined rent coverage thresholds.

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the Company's results of operations.

17.   Subsequent Events:

Property Acquisitions - On April 28, 2005, the Company acquired, for $1.3 million, a 70% equity interest in an entity that owns land located in Virginia on which a 39,000 square foot MOB will be developed by DASCO commencing in June 2005 with an estimated completion date of April 2006. The Company expects to obtain $6.0 million in construction financing, and total project costs are estimated to be $9.9 million.

Financing - On May 5, 2005, the Company entered into two interest rate swap agreements effective June 1, 2005 with Wachovia Bank, N.A. and Bank of America, N.A., and one interest rate swap agreement effective July 1, 2005 with JPMorgan Chase Bank, N.A., for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in the LIBOR and Freddie Mac Reference Bill rates of the Company's variable interest rate mortgage notes payable. The hedges have a 4.19% weighted average  fixed rate plus a 1.20% weighted average spread resulting in an all in fixed interest rate of 5.39% until 2010.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2005 and 2004
(UNAUDITED)

17.   Subsequent Events - Continued:

Other - During the period April 1, 2005 through May 5, 2005, the Company received subscription proceeds for an additional 3.2 million shares ($31.7 million) of common stock.

On April 1, 2005 and May 1, 2005, the Company declared distributions totaling $14.5 million and $14.7 million, respectively, or $0.0592 per share of common stock, payable by June 30, 2005.

On May 2, 2005, the Company entered into a renewal agreement (the "Renewal Agreement") with the Advisor with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on May 3, 2005, and ending on May 3, 2006. The Renewal Agreement provides that the Company will negotiate in good faith with the Advisor with respect to whether a reduction in the percentage rate(s) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor under the Advisory Agreement should be effected. Pursuant to the terms of the Renewal Agreement, the Company and the Advisor will use commercially reasonable efforts to agree on any such reduction within sixty days of the date of the Renewal Agreement. In the event that the Company and the Advisor agree to any such reduction, the reduction will be deemed to be effective as of May 3, 2005.  Acquisition Fees will be as agreed by the Company and the Advisor on a case-by-case basis as contemplated by the Advisory Agreement and the Company's Articles of Amendment and Restatement until the Company and the Advisor have agreed on the percentage rate(s) of Total Proceeds to be used in determining Acquisition Fees payable to the Advisor under the Advisory Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary focus during the first quarter of 2005 was stabilizing the operating performance of our Properties and developing and strengthening relationships with our tenants, operators, managers and lenders. In addition, we raised capital through our equity offering, placed permanent or construction financing on new or unencumbered Properties and invested these proceeds in Properties and other permitted investments. During the quarter ended March 31, 2005, we received gross offering proceeds of $87.5 million, obtained or assumed $260.4 million of permanent financing, drew $16.7 million under our construction loan facilities and repaid $60.0 million under a term loan. We also invested $231.8 million in 22 Properties, including 17 Seniors' Housing facilities, four MOBs and a parcel of land.

As of March 31, 2005, we held real estate assets located in 33 states consisting of (dollars in thousands):

	Number of Properties	Investment at March 31, 2005
Seniors’ Housing facilities:
Operating	183	$2,775,502
Under development	3	88,394
Medical Office Buildings:
Operating	52	497,509
Under development	4	33,148
	242	$3,394,553

Real estate held for sale	2	$4,820

Liquidity and Capital Resources

We primarily acquire or develop Properties. We may also provide Mortgage Loans to operators of Seniors' Housing or other health care-related facilities, however, we have not entered into any Mortgage Loans as of March 31, 2005. We have relied on the sale of our common stock to fund a significant portion of our Property acquisitions and other permitted investments. We also obtain funds through borrowings under permanent or construction financing, operating activities and draws on our revolving line of credit. We are required to distribute at least 90% of our taxable income to stockholders in order to maintain our REIT qualifications. During the remainder of 2005, we expect to take measures to manage the amount of proceeds raised through our public offering in order to more closely align offering proceeds with our actual capital requirements. We plan to monitor and manage the amount of proceeds raised through our public offering in order to avoid amassing additional capital that greatly exceeds our capital requirements. Excess offering proceeds would need to be placed in short term accounts which would likely earn interest at lower rates than the return which would be expected if such capital had been invested in Properties or other permitted investments. Due to this management strategy, we do not anticipate raising significant additional proceeds through our public offering in the near term. We believe that borrowings under permanent or construction financing, operating activities, draws on our revolving line of credit and offering proceeds, to the extent available, will be sufficient to meet our capital requirements.

Common Stock Offerings

As of March 31, 2005, we have made five best efforts public offerings and received aggregate subscriptions of $2.5 billion representing 247.0 million shares. The price per share of all of our equity offerings has been $10 per share with the exception of shares purchased through our reinvestment plan which are currently priced at $9.50 per share. Selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses will not exceed 13% of gross proceeds.

During the quarter ended March 31, 2005, net proceeds received from our offering of shares, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements, offering expenses and redemptions, totaled approximately $71.3 million.

During the period April 1, 2005 through May 5, 2005, we received additional net offering proceeds of $28.4 million, and incurred acquisition fees and costs of $1.3 million. We also used $1.3 million in connection with the acquisition of a 70% equity interest in an entity that owns land on which a 39,000 square foot MOB is expected to be developed commencing in June 2005.

The number of Properties to be acquired and Mortgage Loans and other permitted investments in which we may invest will depend on the amount of net offering proceeds and loan proceeds available to us and the availability of reasonably priced Properties. During 2005, we expect to have access to capital through the proceeds that have already been raised from our 2004 Offering and the leveraging of our unencumbered or newly acquired Properties that will be sufficient to take advantage of acquisition opportunities.

Under our Amended and Restated Articles of Incorporation, if we do not list our shares on a national securities exchange or over-the-counter market by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.

Redemptions

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. During the quarter ended March 31, 2005, 847,143 shares were redeemed and retired at $9.50 per share for $8.0 million.

Property Acquisitions

At March 31, 2005, our investment portfolio consisted of 244 Properties located in 33 states with an aggregate investment amount of approximately $3.4 billion compared to 222 Properties located in 32 states with an aggregate investment amount of approximately $3.2 billion at December 31, 2004. During the quarter ended March 31, 2005, we invested $231.8 million in 22 Properties. The Properties acquired were 17 Seniors' Housing facilities, consisting primarily of assisted living and independent living facilities, three MOBs containing approximately 162,000 square feet, one MOB under construction and a 10.4 acre parcel of land which we intend to sell. We, as lessor, have entered into long-term, triple-net lease agreements relating to the Seniors' Housing Properties and shorter term, gross or triple-net lease agreements relating to the MOBs. As of March 31, 2005, one of our Seniors' Housing facilities and a parcel of land were held for sale.

Twenty Properties acquired during the quarter ended March 31, 2005, are subject to operating leases. Operating leases related to our Seniors' Housing facilities generally provide for initial terms of 15 years with options that allow the tenants to renew the leases for 5 to 20 successive years subject to the same terms and conditions as the initial leases. In addition to minimum annual base rent, substantially all of the Seniors' Housing leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved. The leases also provide for the tenant to fund, in addition to minimum rent payments, an FF&E reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. Operating leases related to our MOBs include both triple-net and gross basis leases and have initial terms of 5 to 15 years, provide for minimum rent and are generally subject to renewal options. The gross basis leases allow us to recover a portion of the MOB operating expenses from the tenants, as specified in the lease agreements. Substantially all Property leases require minimum annual base rent to be paid in monthly installments and increase at predetermined intervals (typically on an annual basis) during the terms of the leases.

One of the MOBs that we acquired during the quarter ended March 31, 2005 is under construction and is subject to a ground lease that will commence upon the completion of the MOB.

In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS 141"), we allocate the value associated with having in-place operating leases at the date of acquisition to an intangible lease asset or liability considering factors associated with lease origination costs, customer relationships and above or below market leases. During the quarter ended March 31, 2005, we allocated $8.3 million of acquired real estate value to in-place lease origination costs and customer relationships which are amortized over the remaining terms of the leases acquired with each Property, $0.7 million to an intangible lease asset related to above market lease values and $0.4 million to an intangible lease liability related to below market lease values which are amortized to rental income from operating leases over the remaining terms of the leases acquired with each Property.

At March 31, 2005, our restricted cash balance included $0.3 million being held in escrow to fund the acquisition of two Properties that we had entered into commitments to acquire.

Other Investments

We own a 10% interest in a limited partnership that owns an office building located in Orlando, Florida in which the Advisor and its affiliates lease office space. Our equity investment in the partnership was $300,000. Our share in the limited partnership's distributions is equivalent to our equity interest in the limited partnership. The remaining interest in the limited partnership is owned by several Affiliates of the Advisor. In connection with this acquisition, we have severally guaranteed a 16.67% share of a $15.5 million unsecured promissory note of the limited partnership that matures May 31, 2005. At March 31, 2005, the note had an outstanding balance of $14.1 million. The limited partnership intends to extend the term of the note, however, there can be no assurance that this objective will be met. If the note is not extended, it is likely that we will be required to contribute a $2.3 million to the limited partnership to fund our 16.67% share of the outstanding note balance at maturity.

In August 2004, we acquired a 55% interest in DASCO for $6.0 million including closing costs. We allocated $5.8 million to goodwill which represents the excess of the purchase price paid plus closing costs over the fair market value of the tangible assets (office furniture and equipment) acquired in the business acquisition. The purchase of the 55% interest in DASCO has provided and may continue to provide opportunities for us to participate in new medical office building development and acquisition opportunities as well as enter the business of managing MOBs. DASCO operated 30 and is developing four of our MOBs at March 31, 2005.

Investments Subsequent to March 31, 2005 and Pending Investments

Investments Subsequent to March 31, 2005. On April 28, 2005, we acquired, for $1.3 million, a 70% equity interest in an entity that owns land located in Virginia on which a 39,000 square foot MOB will be developed by DASCO commencing in June 2005 with an estimated completion date of April 2006. We expect to obtain $6.0 million in construction financing, and total project costs are estimated to be $9.9 million.

Pending Investments. As of May 5, 2005, we had commitments to acquire one Seniors’ Housing facility and three MOBs, including one under development, for an aggregate purchase price of $28.2 million subject to the fulfillment of certain conditions. We plan to obtain or assume financing of approximately $10.9 million in connection with the acquisition of these Properties. It is expected that Encore Senior Living, LLC will operate the Senior’s Housing facility, and DASCO will manage two and develop one of the MOBs. There can be no assurance that these transactions will be consummated.

Borrowings

Line of Credit. We have an $85.0 million revolving line of credit that expires in September 2005. Eleven Properties with an aggregate real estate value of $122.4 million collateralize the $85.0 million revolving line of credit; however, the collateral provided by these 11 Properties only allows us to draw up to $71.4 million. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates until maturity (5.35% at March 31, 2005), depending on our aggregate amount of debt outstanding in relation to our total assets. The line has some covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. We may use the revolving line of credit to fund acquisitions, pay fees, make distributions, repay permanent financing and fund working capital for general business purposes. We have in the past and we expect to continue to repay amounts drawn under the revolving line of credit with proceeds received from equity offerings (to the extent available), permanent financing, the sale of assets or working capital. As of March 31, 2005, we had an outstanding balance on our line of credit of $20.0 million.

In May 2005, we entered into preliminary negotiations with the administrative agent of our existing line of credit to increase the facility to $250.0 million. We are seeking modifications of certain terms and conditions, including more favorable pricing and a two-year term with two one-year renewal options. We expect to close the new line of credit in the third quarter of 2005. There can be no assurance that this transaction will be consummated. In the event that the line of credit is not extended or renegotiated, we intend to repay the existing outstanding balance on the line of credit from available cash.

Term Loan. On January 13, 2005, we repaid and terminated a $60.0 million, 14-day term loan used for the acquisition of certain Properties until permanent financing was obtained in January 2005.

Permanent Financing. During the quarter ended March 31, 2005, we obtained $260.4 million in permanent financing by assuming existing debt on various Properties acquired during the quarter and by encumbering certain existing Properties with new debt. As of March 31, 2005, our aggregate permanent financing was $1.2 billion and was collateralized by Properties with an aggregate net book value of $2.2 billion. We have approximately $146.6 million in mortgage note maturities and principal amortization due during the remainder of 2005. A $140.4 million loan that matures in October 2005, contains an extension option that we expect to exercise. We also expect to refinance certain loans and, to the extent available, use offering proceeds to repay the maturing loans.

Approximately 51% of our mortgage notes payable at March 31, 2005, were subject to variable interest rates; therefore, we are exposed to market changes in interest rates as explained in Item 3. Quantitative and Qualitative Disclosures About Market Risk. Some of our variable rate loans contain provisions that allow us to convert the variable interest rates to fixed interest rates based on U.S. Treasury rates plus a premium at the time the conversion option is exercised. Fixed interest rates range from 4.85% to 8.42% with a weighted average rate of 6.27%. Certain fixed rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may preclude repayment of the loans prior to their maturity dates. Many of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties. Certain loans contain extension options with terms similar to the initial loan terms.

On May 5, 2005, we entered into two interest rate swap agreements effective June 1, 2005 with Wachovia Bank, N.A. and Bank of America, N.A., and one interest rate swap agreement effective July 1, 2005 with JPMorgan Chase Bank, N.A., for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in the LIBOR and Freddie Mac Reference Bill rates of our variable interest rate mortgage notes payable. The hedges have a 4.19% weighted average fixed rate plus a 1.20% weighted average spread resulting in an all in fixed interest rate of 5.39% until 2010.

During the quarter ended March 31, 2005, we incurred $2.0 million in loan costs in connection with the placement and assumption of permanent financing facilities.

The table below summarizes permanent financing that we obtained during the quarter ended March 31, 2005 (dollars in thousands):

Date Funded /Assumed	Mortgage Payable	Maturity Date	Interest Rate

Fixed Rate Debt:
January 2005	$7,108	June 2010	8.41% (1)
March 2005	39,010	April 2012	4.85%
March 2005	34,299	January 2011-April 2013	5.69% - 7.15%
	80,417
Variable Rate Debt:
January 2005	100,000	January 2010	LIBOR + 1.25%
February 2005	30,000	October 2005	Fannie Mae Discount MBS rate plus .90%
March 2005	50,000	March 2010	LIBOR + 1.50%
	180,000
	$260,417

(1)
The stated interest rate of 8.41% on this loan was greater than that available to us in the open capital market for comparable debt at the time of assumption. Consequently, we recognized $0.7 million in debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 5.67%. During the quarter ended March 31, 2005, we recognized $31,000 in debt premium amortization that is included in interest and loan cost amortization expense in the accompanying financial statements.

Construction Financing. During the quarter ended March 31, 2005, we entered into a new $6.6 million construction facility and collectively drew $16.7 million under all of our construction loans related to certain Properties under various stages of development. Total construction loans outstanding at March 31, 2005 were $98.2 million, and total liquidity remaining was $53.8 million. The loans are variable interest rate loans and mature from November 2006 through December 2013. We anticipate that we will obtain permanent financing or use proceeds from our offerings (to the extent available) to pay the construction loans as they become due.

Bonds Payable. We have non-interest bearing life care bonds payable to certain residents of our two CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the quarter ended March 31, 2005, we issued new bonds to new residents of these retirement facilities totaling $2.4 million, and used the proceeds from the bonds issued in the current and prior periods to retire $2.5 million of the existing bonds. As of March 31, 2005, the bonds payable had an outstanding balance of $94.4 million.

Contractual Obligations and Commitments

The following table represents our contractual cash obligations and related payment periods as of March 31, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$149,222	$131,083	$566,749	$348,459	$1,195,513
Revolving line of credit	20,000	—	—	—	20,000
Bonds payable (1)	—	—	—	94,419	94,419
Construction loans payable	—	91,400	4,283	2,510	98,193
Security deposits and rent support	—	—	—	29,125	29,125
	$169,222	$222,483	$571,032	$474,513	$1,437,250

(1)
It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

The following table represents our commitments, contingencies and guarantees, and related expiration periods as of March 31, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$2,346	$—	$—	$—	$2,346
Earnout provisions (2)	33,479	2,000	—	—	35,479
Capital improvements to investment Properties (3)	53,392	—	—	—	53,392
Ground leases	335	766	772	19,128	21,001
Pending investments (4)	28,178	—	—	—	28,178
Contractual Cash Obligations	$117,730	$2,766	$772	$19,128	$140,396

(1)
In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures May 31, 2005. As of March 31, 2005, the uncollateralized promissory note had an outstanding balance of $14.1 million. We have not been required to fund any amounts under this guarantee. In the event we are required to fund amounts under the guarantee, we believe that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation. The limited partnership intends to extend the note's maturity date, however, there can be no assurance that this objective will be met. If the note is not extended, it is likely that we will be required to contribute $2.3 million to the limited partnership to fund our 16.67% share of the outstanding note balance at maturity.

(2)
In connection with the acquisition of 41 Properties, we may be required to make additional payments if earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, our initial investment in the Property and the fair value of the Property. In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to six additional properties are subject to future values and events which are not quantifiable at March 31, 2005, and are not included in the table above.

(3)	Commitments for the funding of Properties under development are expected to be funded with draws from construction loan facilities.

(4)	As of March 31, 2005, we had commitments to acquire four Properties, subject to the fulfillment of certain conditions.

Market Risk

See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

Until Properties are acquired or Mortgage Loans are entered into, we may accumulate significant amounts of cash from offering proceeds or permanent financings. The cash is held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Mortgage Loans and take advantage of favorable capital market conditions. At March 31, 2005, we had $101.7 million invested in short-term investments as compared to $51.8 million at December 31, 2004. The increase was primarily attributable to offering proceeds received from the sale of shares of common stock and proceeds received from the placement of new permanent financing during the quarter ended March 31, 2005, offset by cash used to purchase 22 Properties.

Accounts and Other Receivables

Our accounts and other receivables balance was $20.4 million at March 31, 2005 and $20.5 million at December 31, 2004. The change is was primarily due to an increase in rental revenues receivable to $23.4 million at March 31, 2005 from $21.8 million at December 31, 2004, offset by a $0.8 million increase in the reserve for doubtful accounts and a $0.9 million decrease in other receivables. Past due amounts aggregated $12.3 million and $10.7 million at March 31, 2005 and December 31, 2004, respectively. We are experiencing delays in receiving current rent amounts due on certain Seniors' Housing facilities as a result of adverse market or operating conditions. These tenants are thinly capitalized and rely on the net operating income generated from the Seniors' Housing facilities to fund rent obligations under their leases.

Based on our analysis of estimated future cash flows to be generated by the facilities, we anticipate that certain delinquent amounts will be collected in 2005. We have been and will continue to work with these tenants and the operators of the respective Properties to implement a plan to increase operating efficiencies in order to enhance cash flow generated from the Properties to fund current and past due rent obligations under the leases. In addition, we are evaluating strategic alternatives for certain facilities. The results of actual facility operations or implementation of one or more of these alternatives could result in additional reserves for doubtful accounts or impairment losses that may impact our results of operations in future periods.

Distributions

During the quarters ended March 31, 2005 and 2004, we generated cash from operations of $52.8 million and $23.3 million, respectively, which included unrestricted security deposits received from tenants of $3.4 million for the quarter ended March 31, 2005. We declared and paid distributions to our stockholders of $42.6 million and $28.8 million during the quarters ended March 31, 2005 and 2004, respectively. In addition, on April 1 and May 1, 2005, the Company declared distributions to stockholders of record on those dates, of $0.0592 per share of common stock which are payable by June 30, 2005.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the coming year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and avoidance of volatility of distributions. Our acquisition strategy is focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies as we invest the proceeds received from the sale of shares of common stock, to the extent available, and proceeds available from the placement of permanent financing. As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments at lower returns prior to making these purchases. Therefore, distributions paid to stockholders may periodically be greater than cash flows generated from operations. We expect to continue a large portfolio investment strategy during 2005, and may borrow funds from our revolving line of credit to make distributions to stockholders in future quarters.

For the quarters ended March 31, 2005 and 2004, approximately 80% and 67%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 20% and 33%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarters ended March 31, 2005 and 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital. We intend to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Liquidity Requirements

We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders. To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we will use borrowings under our revolving line of credit. We expect to meet our other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, the investment in Mortgage Loans and other permitted investments, and the scheduled maturities of permanent financings with proceeds from our offerings (to the extent available), advances under the revolving line of credit and new permanent financing. We expect to meet our long-term liquidity requirements through short- or long-term, collateralized and uncollateralized financing or equity financing.

Seniors' Housing facilities are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, the tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, we may make fixed asset expenditures, in which case the annual minimum rent will be increased. We believe that current tenant reserves are sufficient to meet foreseen FF&E repairs. The MOBs are leased on either a triple-net or gross basis. With respect to the gross leases, we generally recover increases in building operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount from the tenants, as specified in the lease agreement.

Advisory Services

On May 2, 2005, we entered into a renewal agreement (the "Renewal Agreement") with the Advisor with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on May 3, 2005, and ending on May 3, 2006. The Renewal Agreement provides that we will negotiate in good faith with the Advisor with respect to whether a reduction in the percentage rate(s) of Total Proceeds (as defined in the Advisory Agreement) to be used in determining Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor under the Advisory Agreement should be effected. Pursuant to the terms of the Renewal Agreement, we and the Advisor will use commercially reasonable efforts to agree on any such reduction within sixty days of the date of the Renewal Agreement. In the event that we and the Advisor agree to any such reduction, the reduction will be deemed to be effective as of May 3, 2005.  Acquisition Fees will be as agreed by us and the Advisor on a case-by-case basis as contemplated by the Advisory Agreement and our Articles of Amendment and Restatement until we and the Advisor have agreed on the percentage rate(s) of Total Proceeds to be used in determining Acquisition Fees payable to the Advisor under the Advisory Agreement.

Results of Operations

Comparison of the quarter ended March 31, 2005 to the quarter ended March 31, 2004.

Net income for the quarter ended March 31, 2005 totaled $32.6 million or $0.14 per share of common stock, as compared to net income of $27.8 million or $0.16 per share of common stock for the quarter ended March 31, 2004. The increase in net income was primarily due to an increase in rental income from the Properties that we acquired during the latter part of 2004 and in the first quarter of 2005 offset by increases in operating expenses related to the acquired Properties, the recognition of a provision for doubtful accounts and an impairment charge. These changes are discussed in further detail below. Although net income increased significantly for the quarter ended March 31, 2005, it decreased on a per share basis primarily due to a larger average accumulated amount of cash during 2004 and the first quarter of 2005. This cash was invested in short-term, highly liquid investments that earned a lower return than if the cash had been invested in Properties.

Revenues

At March 31, 2005, we owned 244 Properties, including 22 Properties that were acquired in 2005, compared to 141 Properties at March 31, 2004. As a result of the increase in the number of Properties, we earned rental and earned income from our leases of $84.4 million, including $11.9 million as a result of straight-lining rent escalations throughout the lease terms, for the quarter ended March 31, 2005, compared to $49.2 million, including $7.9 million of straight-line rent revenue, for the quarter ended March 31, 2004. We also earned $1.6 million and $1.4 million in FF&E reserve income during the quarters ended March 31, 2005 and 2004, respectively. Because 22 Properties were owned for only a portion of the first quarter of 2005 and we expect to acquire additional Properties during the remainder of 2005, results of operations are not expected to be indicative of future periods. Rental income from operating leases, earned income from direct financing leases and FF&E reserve income are expected to increase in subsequent periods.

During each of the quarters ended March 31, 2005 and 2004, rental income included draws on operator rent guarantees of $0.8 million and $2.6 million, respectively. To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain Cross-Default and Pooling terms. In addition, as of March 31, 2005, we held $29.1 million in security deposits and rent support related to certain Properties. We also have limited guarantees from certain tenants and operators that aggregate $18.0 million as of March 31, 2005, related to 13 of our Properties.

In connection with three and 19 of our Properties, Sunrise has guaranteed rent payments until the earlier of June 30, 2005 and December 31, 2005, respectively, or the Properties achieving certain specified performance thresholds. Based on our review of the 2005 projected, Pooled net operating cash flow generated from these Properties, we do not believe that the performance thresholds will be achieved prior to the expiration of the Sunrise guarantees. We identified one Property within the 22-Property portfolio that we determined to hold for sale. We are working with the tenant and operator of the 22-Property portfolio to implement a plan to enhance cash flow generated from the Properties. Failure of these Properties to enhance cash flow from operations may result in the non-payment of a portion of our rent after the guarantees expire, and as a result, the recognition of additional provisions for doubtful accounts beginning in the third quarter of 2005.

In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with 16 Properties leased by Encore, Encore has unconditionally guaranteed all the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors' Housing facilities that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases from the date of acquisition until the later of (i) 30 months (March 2006) or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004, three of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenants' rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004, until such time the operating performance of the Properties achieves predetermined rent coverage thresholds.

There are five Seniors' Housing Properties that are experiencing operating performance deficiencies. These Properties are included in various portfolios that contain Cross-Default and Pooling terms. Some of these portfolios do not have tenant guarantees or security deposits. We are evaluating strategic alternatives for these facilities. These alternatives include the transition of the facility's management to another operator, lease restructure and sale. Based on our evaluation, which included the analysis of undiscounted cash flows related to these Properties, we determined impairment of one of the facilities primarily due to adverse market conditions. Accordingly, we have recognized a $6.2 million impairment charge for the quarter ended March 31, 2005, to reduce the Property's carrying value to its estimated fair value. We will continue to evaluate the operating performance of these Properties. Upon the occurrence of significant changes in their operations or if it is determined that any of these Properties should be sold, we may incur additional impairment losses. In addition, the failure of these Properties to generate cash flow sufficient to pay all or a portion of our rent may result in additional provisions for doubtful accounts during 2005.

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the results of our operations.

In addition to minimum base rent, certain leases require the payment of contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved by the Properties. During the quarters ended March 31, 2005 and 2004, we recognized $1.7 million and $49,000, respectively, of contingent rent.

During the quarter ended March 31, 2005, we recorded $2.7 million in tenant expense reimbursement revenue, representing contractual recoveries from tenants of 49% of our MOB operating expenses.

During each of the quarters ended March 31, 2005 and 2004, we earned $0.6 million in interest income from investments in money market accounts and other short-term, highly liquid investments. During the quarter ended March 31, 2005, we also earned $0.1 million in other income.

Expenses

General and administrative expenses and asset management fees were $8.4 million and $4.5 million for the quarters ended March 31, 2005 and 2004, respectively, representing 9.1% and 9.0% of revenues, respectively. The increase in expenses is directly related to the increased number of Properties owned as well as the general and administrative expenses related to DASCO. The dollar amount of general and administrative expenses and asset management fees is expected to increase as we acquire additional Properties and invest in Mortgage Loans; however, general and administrative expenses as a percentage of revenues are expected to decrease as we acquire additional Properties and invest in Mortgage Loans.

Total property-related operating expenses for the quarters ended March 31, 2005 and 2004, were $5.7 million and $0.3 million, respectively. The increase was primarily due to the acquisition of the MOBs in the second and third quarters of 2004, where we are generally responsible for property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants. Property operating expenses related to MOBs were $5.5 million for the quarter ended March 31, 2005.

During the quarter ended March 31, 2005, we recognized a provision for doubtful accounts of $0.8 million as discussed in the "Accounts and Other Receivables" section above.

Depreciation and amortization expense increased to $22.9 million for the quarter ended March 31, 2005, compared to $9.5 million for the quarter ended March 31, 2004, as a result of our owning 101 additional operating Properties subject to operating leases during the first quarter of 2005.

Interest and loan cost amortization expense was $15.5 million and $8.0 million for the quarters ended March 31, 2005 and 2004, respectively. The increase was a result of our increasing the average amount of debt outstanding from $636.9 million for the quarter ended March 31, 2004, to $1.1 billion for the quarter ended March 31, 2005. The weighted average interest rate was approximately 5.1% for the quarter ended March 31, 2005 and 5.2% for the quarter ended March 31, 2004.

Funds from Operations

We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the quarters ended March 31, 2005 and 2004, net income included $11.9 and $7.9 million, respectively, of these amounts.) We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO (in thousands):

	Quarter Ended March 31,
	2005	2004

Net income	$32,635	$27,801
Adjustments:
Depreciation of real estate assets
Continuing operations	19,502	8,706
Discontinued operations	—	26

Amortization of lease intangibles
Continuing operations	3,328	757
Discontinued operations	—	2

Amortization of deferred leasing costs
Continuing operations	25	—
Discontinued operations	—	—

Effect of unconsolidated entity	61	2

Effect of minority interests	(105)	—
	$55,446	$37,294

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

Pursuant to the Advisory Agreement, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarters ended March 31, 2005 and 2004, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended March 31,
	2005	2004

Acquisition fees (1):
Acquisition fees from offering proceeds	$3,067	$21,866
Acquisition fees from debt proceeds	10,451	21,312
	13,518	43,178

Asset management fees (2)	4,499	2,264

Reimbursement of expenses (3):
Acquisition expenses	46	135
General and administrative expenses	1,994	1,060
	2,040	1,195
	$20,057	$46,637

(1)
Through the quarter ended March 31, 2005, acquisition fees for identifying Properties and structuring the terms of the leases and Mortgage Loans were equal to 4.0% of gross offering proceeds under the 2004 Offering and loan proceeds from permanent financing (4.5% of gross offering proceeds and loan proceeds under the Prior Offerings), excluding that portion of the permanent financing used to finance Secured Equipment Leases.

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

(2)
Monthly asset management fee of 0.05% of our real estate asset value, as defined in the Advisory Agreement, and the outstanding principal balance of any Mortgage Loan as of the end of the preceding month.

(3)
Reimbursement for administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the Advisory Agreement, the Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap in any Expense Year. Operating expenses for the Expense Years ended March 31, 2005 and 2004, did not exceed the Expense Cap.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in the Company's second public offering. The majority of these fees were re-allowed to other broker dealers. Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf. Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Advisor and its affiliates on our behalf will not exceed 13% of the proceeds raised in connection with the offerings.

During the quarters ended March 31, 2005 and 2004, we incurred the following fees and costs (in thousands):

	Quarter ended March 31,
	2005	2004

Selling commissions	$5,003	$33,396
Marketing support fee	1,529	2,226
Offering and due diligence costs	1,663	6,387
	$8,195	$42,009

Amounts due to related parties consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$97	$21
Accounting and administrative services	715	761
Acquisition fees and expenses	3,900	656
	4,712	1,438

Due to CNL Securities Corp.:
Selling commissions	649	149
Marketing support fees and due diligence expense reimbursements	199	45
	848	194
	$5,560	$1,632

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the two commercial paper loans totaling $43.9 described in Note 10 to the notes to the unaudited condensed consolidated financial statements of the Company in Item 1. The monthly interest payments due under these commercial paper loans include an annual margin of either 40 or 30 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. For the quarters ended March 31, 2005 and 2004, $38,000 and $0, respectively, was paid to CCM related to these services.

We maintain bank accounts in a bank in which certain officers and directors of the Company serve as directors and are majority stockholders. The amount deposited with this bank was $8.7 million at March 31, 2005.

We own a 10% interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. We severally guarantee 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures on May 31, 2005. The limited partnership intends to extend the note, however, there can be no assurance that this objective will be met. If the note is not extended, it is likely that we will be required to contribute $2.3 million to the limited partnership to fund our 16.67% share of the outstanding note balance at maturity. We periodically receive distributions from the limited partnership, however, no distributions were received during the quarters ended March 31, 2005 and 2004.

In September 2004, a company which is owned by our chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with the HRA Tenants to the remaining members of the limited liability company. The HRA Tenants contributed 36% of our total revenues for the quarter ended March 31, 2004.

Our chairman of the board is also a director in a hospital that leases office space in seven of our MOBs that were acquired in August 2004. Additionally, one of our independent directors is a director in a health system that leases office space in one of our MOBs that was acquired in April 2004. During the quarter ended March 31, 2005, these tenants contributed less than 1% of our total revenues.

Critical Accounting Policies

Allocation of Purchase Price for Acquisition of Properties. We allocate the purchase costs of Properties to the tangible and intangible assets acquired and the liabilities assumed as provided by SFAS 141. For each acquisition, we assess the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and the value of customer relationships based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

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

Statement Regarding Forward Looking Information

The preceding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as "believe," "intend," "expect" and "may." Although we believe that the expectations reflected in such forward looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under our line of credit and availability of an on-going line of credit, continued availability of proceeds from our equity offerings, our ability to obtain permanent financing on satisfactory terms, our ability to continue to locate suitable Properties and borrowers for our Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Approximately 51% of our mortgage notes payable and all of our construction loans payable at March 31, 2005 were subject to variable interest rates; therefore, we are exposed to market changes in interest rates. During the quarter ended March 31, 2005, a hypothetical 100 basis point increase in the U.S. Treasury and LIBOR rates would have resulted in additional interest costs of approximately $1.5 million. This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

We are also subject to interest rate risk through outstanding balances on our variable rate line of credit. We had $20.0 million outstanding at March 31, 2005.

To mitigate interest rate risk, we may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds (to the extent available) should interest rates rise substantially. To further mitigate interest rate risk, in May 2005 we implemented a policy to protect against interest rate risk. Our primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that variable interest rate fluctuations could have on cash flow. In May 2005, we entered into two interest rate swap agreements effective June 1, 2005 with Wachovia Bank, N.A. and Bank of America, N.A., and one interest rate swap agreement effective July 1, 2005 with JPMorgan Chase Bank, N.A., for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in the LIBOR and Freddie Mac Reference Bill rates of our variable interest rate mortgage notes payable. The hedges have a 4.19% weighted average fixed rate plus a 1.20% weighted average  pread resulting in an all in fixed interest rate of 5.39% until 2010.

Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

Following is a summary of our permanent financing, construction loans and line of credit obligations at March 31, 2005 (in thousands):

	Permanent Financing Expected Maturities
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt:	$—	$—	$10,512	$49,467	$143,445	$382,037	$585,461	$586,752
Average Interest Rate	—	—	7.42%	6.20%	6.02%	5.77%	5.90%	6.27%

Variable Rate Debt:	$160,445	$99,997	$90,618	$130,393	$4,282	$242,510	$728,245
Average Interest Rate	3.93%	5.20%	6.62%	4.78%	4.60%	3.96%	4.60%

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

During the period covered by this report there was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are exposed to litigation arising from an unidentified pre-acquisition contingency or from the operation of our business. Although currently exposed to such litigation, we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 1998, we implemented a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of our common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, we may, at our option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period. The following table contains information related to all common stock purchased by us during the quarter ended March 31, 2005, which consisted of shares redeemed pursuant to the redemption plan:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan

January 1-31, 2005	—	$—	—	$—

February 1-28, 2005	—	—	—	—

March 1-31, 2005	847,143	9.50	847,143	$55,244,482

Total	847,143	$9.50	847,143	$55,244,482

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

3.6	Amendment No. 3 to the By Laws of CNL Retirement Properties, Inc. (Included as Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2005 and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) and incorporated herein by reference.)

10.1
Advisory Agreement, dated as of May 3, 2004, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

10.2
Renewal Agreement dated as of May 2, 2005, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to the Registrant's From 8-K filed May 6, 2005, and incorporated herein by reference.)

10.3
Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002, Marcel Verbaas dated April 19, 2004, and Clark Hettinga dated December 31, 2004. (Included as Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.4
Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

10.5
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

10.6
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

10.18
Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Exchange Act. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Exchange Act. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 10th day of May, 2005

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

3.6	Amendment No. 3 to the By Laws of CNL Retirement Properties, Inc. (Included as Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2005 and incorporated herein by reference.)

4.1	Form of Reinvestment Plan (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480), and incorporated herein by reference.)

10.1
Advisory Agreement, dated as of May 3, 2004 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004, and incorporated herein by reference.)

10.2
Renewal Agreement dated as of May 2, 2005, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.2 to the Registrant's Form 8-K filed May 6, 2005 and incorporated herein by reference.)

10.3
Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002, Marcel Verbaas dated April 19, 2004, and Clark Hettinga dated December 31, 2004. (Included as Exhibit 10.2 to Registrant’s Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.4
Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

10.5
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

10.6
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

10.18
Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Exchange Act. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Exchange Act. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)