Form 10-Q
period 2005-08-08
CNL RETIREMENT PROPERTIES INC
filed 2005-08-09
CIK 1055264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares of common stock outstanding as of August 3, 2005, was 250,091,377.

CONTENTS

Part I - Financial Information
Page
Item 1. Financial Statements:

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Income	2

Unaudited Condensed Consolidated Statements of Stockholders' Equity	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

Part II - Other Information

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37-41

Signatures	42

Exhibits

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2005	December 31, 2004
Assets	(Unaudited)
Real estate investment properties:
Accounted for using the operating method, net	$2,842,191	$2,587,762
Accounted for using the direct financing method	484,594	480,051
Intangible lease costs, net	102,115	98,465
	3,428,900	3,166,278

Cash and cash equivalents	104,909	51,781
Restricted cash	21,190	34,430
Accounts and other receivables, net	22,377	20,545
Deferred costs, net	18,000	17,469
Accrued rental income	76,045	52,073
Other assets	17,556	11,412
Real estate held for sale	6,825	9,862
Goodwill	5,791	5,791
	$3,701,593	$3,369,641

Liabilities and stockholders' equity
Liabilities:
Mortgages payable	$1,205,866	$937,589
Bonds payable	94,655	94,451
Construction loans payable	117,158	81,508
Line of credit	20,000	20,000
Term loan	—	60,000
Due to related parties	1,092	1,632
Accounts payable and other liabilities	33,833	33,937
Intangible lease liability, net	3,635	3,742
Deferred income	5,334	4,811
Security deposits	27,113	26,253
Total liabilities	1,508,686	1,263,923

Commitments and contingencies

Minority interests	3,257	2,361

Stockholders' equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion shares, issued 251,964 and 238,485 shares, respectively, outstanding 249,336 and 237,547 shares, respectively	2,493	2,376
Capital in excess of par value	2,239,680	2,135,498
Accumulated distributions in excess of net income	(50,521)	(34,517)
Accumulated other comprehensive loss	(2,002)	—
Total stockholders' equity	2,189,650	2,103,357
	$3,701,593	$3,369,641

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Seniors' Housing:
Rental income from operating leases	$60,411	$43,323	$116,203	$79,688
Earned income from direct financing leases	15,377	13,499	30,689	26,141
Furniture, fixture and equipment reserve income	1,938	820	3,532	2,252
Contingent rent	290	—	2,011	49
Medical Office Buildings:
Rental income from operating leases	13,789	4,750	26,925	4,750
Tenant expense reimbursements	3,794	720	6,504	720
Property management and development fees	1,125	—	2,340	—
	96,724	63,112	188,204	113,600
Expenses:
Seniors' Housing property expenses	113	127	372	439
Medical Office Buildings' operating expenses	6,172	1,775	11,658	1,775
General and administrative	4,518	3,256	8,546	5,530
Asset management fees to related party	4,661	3,059	8,996	5,306
Provision for doubtful accounts	900	—	1,650	1,250
Impairment of long-lived assets	1,543	—	1,543	—
Depreciation and amortization	23,829	14,757	46,626	24,231
	41,736	22,974	79,391	38,531

Operating income	54,988	40,138	108,813	75,069

Interest and other income	857	879	1,563	1,479
Interest and loan cost amortization expense	(18,135)	(11,464)	(33,669)	(19,398)

Income before equity in earnings of unconsolidated entity, minority interests in income of consolidated subsidiaries and income (loss) from discontinued operations	37,710	29,553	76,707	57,150

Equity in earnings of unconsolidated entity	81	32	83	47

Minority interests in income of consolidated subsidiaries	(16)	—	(397)	—
Income from continuing operations, net	37,775	29,585	76,393	57,197

Income (loss) from discontinued operations	182	106	(5,801)	295

Net income	$37,957	$29,691	$70,592	$57,492

Net income (loss) per share of common stock (basic and diluted)
From continuing operations	$0.15	$0.14	$0.31	$0.28
From discontinued operations	—	—	(0.02)	—
	$0.15	$0.14	$0.29	$0.28
Weighted average number of shares of common stock outstanding (basic and diluted)	248,403	214,948	246,974	206,547

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
Six Months Ended June 30, 2005 and Year Ended December 31, 2004
(in thousands, except per share data)

				Accumulated	Accumulated
	Common stock		Capital in	distributions	other
	Number	Par	excess of	in excess of	comprehensive
	of shares	value	par value	net income	loss	Total

Balance at December 31, 2003	150,077	$1,501	$1,349,719	$(5,279)	$—	$1,345,941

Net income	—	—	—	117,918	—	117,918

Subscriptions received for common stock through public offerings and reinvestment plan	88,155	882	879,386	—	—	880,268

Retirement of common stock	(685)	(7)	(6,491)	—	—	(6,498)

Stock issuance costs	—	—	(87,116)	—	—	(87,116)

Distributions declared and paid ($0.7104 per share)	—	—	—	(147,156)	—	(147,156)

Balance at December 31, 2004	237,547	2,376	2,135,498	(34,517)	—	2,103,357

Net income	—	—	—	70,592	—	70,592

Other comprehensive loss	—	—	—	—	(2,002)	(2,002)

Total comprehensive income	—	—	—	70,592	(2,002)	68,590

Subscriptions received for common stock through public offerings and reinvestment plan	13,556	135	133,404	—	—	133,539

Retirement of common stock	(1,767)	(18)	(16,765)	—	—	(16,783)

Stock issuance costs	—	—	(12,457)	—	—	(12,457)

Distributions declared and paid ($0.3552 per share)	—	—	—	(86,596)	—	(86,596)

Balance at June 30, 2005	249,336	$2,493	$2,239,680	$(50,521)	$(2,002)	$2,189,650

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2005	2004
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$106,141	$61,964

Investing activities:
Investment in land, buildings and equipment	(249,311)	(496,160)
Investment in direct financing leases	(278)	(300)
Investment in intangible lease costs	(10,316)	(38,198)
Payment of acquisition fees and costs	(16,131)	(61,232)
Payment of deferred leasing costs	(468)	—
Distributions from unconsolidated entity	79	50
Decrease (increase) in restricted cash	10,456	(19,678)
Net cash used in investing activities	(265,969)	(615,518)

Financing activities:
Proceeds from borrowings on mortgages payable	228,510	155,045
Principal payments on mortgage loans	(3,773)	(26,794)
Proceeds from construction loans payable	35,650	39,130
Payment on term loan	(60,000)	—
Proceeds from issuance of life care bonds	4,704	6,273
Retirement of life care bonds	(4,500)	(3,097)
Payment of loan costs	(2,359)	(9,981)
Contributions from minority interests	670	—
Distributions to minority interests	(171)	—
Subscriptions received from stockholders	133,539	709,860
Distributions to stockholders	(86,596)	(66,185)
Retirement of common stock	(20,079)	(917)
Payment of stock issuance costs	(12,639)	(70,617)
Net cash provided by financing activities	212,956	732,717

Net increase in cash and cash equivalents	53,128	179,163

Cash and cash equivalents at beginning of period	51,781	167,090

Cash and cash equivalents at end of period	$104,909	$346,253

Supplemental schedule of non-cash financing activities:

Mortgages assumed on properties purchased	$43,075	$358,806

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

1.    Organization and Basis of Presentation:

Organization - CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a "REIT") for federal income tax purposes. The term "Company" includes CNL Retirement Properties, Inc. and each of its subsidiaries and several consolidated partnerships and joint ventures. Various other wholly owned or majority owned subsidiaries are expected to be formed in the future for the purpose of acquiring or developing real estate properties and holding other permitted investments.

The Company acquires real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States. The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings ("MOBs"), specialty clinics, walk-in clinics and other types of health care-related facilities. Seniors' Housing facilities are generally leased on a long-term, triple-net basis and MOBs are generally leased on a shorter-term, gross or triple-net basis. The Company may provide mortgage financing loans ("Mortgage Loans") and furniture, fixture and equipment financing ("Secured Equipment Leases") to operators of Seniors' Housing and other health care-related facilities. In addition, the Company may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries. The Company operates in one business segment, which is the ownership, development, management and leasing of health care-related real estate. As of June 30, 2005, the Company owned 188 Seniors' Housing facilities, 61 MOBs and a parcel of land.

In August 2004, the Company acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company that manages 36 of the Company's MOBs and is developing three of the Company's MOBs as of June 30, 2005. DASCO also provides development and property management services to unrelated third parties.

The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services relating to its Properties, Mortgage Loans, Secured Equipment Lease program and other permitted investments pursuant to an advisory agreement that was renewed pursuant to a Renewal Agreement effective May 3, 2005 for a one-year term and was amended by an amendment to the Renewal Agreement on July 13, 2005 (the "Advisory Agreement").

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts included in the financial statements as of December 31, 2004, have been derived from the audited financial statements.

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

Reclassifications - Certain items in the prior periods' financial statements have been reclassified to conform to the 2005 presentation, including those related to our discontinued operations. These reclassifications had no effect on reported equity or net income.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

2.    Summary of Significant Accounting Policies:

Derivative Instruments and Hedging Activities - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

3.    Public Offerings:

During the six months ended June 30, 2005, the Company received subscription proceeds of $133.5 million from its fifth public offering (the "2004 Offering"). Total gross proceeds received from the 2004 Offering and the four prior public offerings ("Prior Offerings") amount to $2.5 billion at June 30, 2005.

The Company incurred offering expenses, including selling commissions, marketing support fees, due diligence expense reimbursements, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings. Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the Company's public offerings. During the six months ended June 30, 2005 and 2004, the Company incurred $12.5 million and $69.1 million, respectively, in offering costs, including $9.4 million and $55.9 million, respectively, in selling commissions and marketing support fees. These amounts are treated as stock issuance costs and charged to stockholders' equity.

Under the terms of the Advisory Agreement, the acquisition fees to which the Advisor and its affiliates are entitled was reduced from 4.0% to 3.0% of Total Proceeds (as defined in the Advisory Agreement), effective May 3, 2005.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

4.    Investment Properties:

Accounted for Using the Operating Method - Properties subject to operating leases consisted of the following at (dollars in thousands):

	June 30, 2005	December 31, 2004
Land and land improvements	$335,734	$311,938
Buildings and building improvements	2,370,238	2,123,909
Tenant improvements	72,178	62,641
Equipment	71,703	66,424
	2,849,853	2,564,912
Less accumulated depreciation	(113,819)	(73,953)
	2,736,034	2,490,959
Construction in progress	106,157	96,803
	$2,842,191	$2,587,762

Number of Properties (1)(2):
Seniors' Housing:
Operating	150	132
Under construction	3	3
	153	135
Medical Office Buildings:
Operating	58	49
Under construction	3	3
	61	52
	214	187

(1)	At June 30, 2005, excludes two Seniors' Housing facilities and a parcel of land held for sale. At December 31, 2004, excludes two Seniors' Housing facilities held for sale.
(2)	Includes twenty-three MOBs and one Seniors' Housing facility subject to long-term ground lease agreements.

Revenue recognized from the straight-lining of lease revenues over current contractually due amounts was $23.7 million and $17.8 million for the six months ended June 30, 2005 and 2004, respectively ($11.8 million and $9.9 million for the quarters ended June 30, 2005 and 2004, respectively). These amounts are included in rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

During the six months ended June 30, 2005, the Company recognized a $1.5 million impairment charge related to the reduction of two Seniors' Housing facilities' carrying values to their estimated fair values.

Future minimum lease payments contractually due under the noncancellable operating leases at June 30, 2005, exclusive of renewal option periods and contingent rents, were as follows (in thousands):

2005	$108,395
2006	257,968
2007	261,272
2008	264,417
2009	265,483
Thereafter	2,521,165
$3,678,700

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

4.    Investment Properties - Continued:

Accounted for Using the Direct Financing Method - Components of net investment in direct financing leases consisted of the following at (dollars in thousands):

	June 30, 2005	December 31, 2004
Minimum lease payments receivable	$1,503,578	$1,529,171
Estimated residual values	449,099	449,099
Less unearned income	(1,468,083)	(1,498,219)
Net investment in direct financing leases	$484,594	$480,051

Number of Properties	33	33

Lease payments due to the Company relating to six direct financing leases with a carrying value of $131.5 million are subordinate to first mortgage construction loans with third parties entered into by the tenants to fund development costs related to the Properties.

Future minimum lease payments contractually due on direct financing leases at June 30, 2005, were as follows (in thousands):

2005	$26,863
2006	54,179
2007	55,167
2008	56,255
2009	58,083
Thereafter	1,253,031
$1,503,578

5.    Intangible Lease Costs:

Intangible lease costs included the following at (in thousands):

	June 30, 2005	December 31, 2004
Intangible lease origination costs:
In-place lease costs	$98,102	$88,987
Customer relationship values	12,667	11,698
	110,769	100,685
Less accumulated amortization	(16,632)	(9,953)
	94,137	90,732

Above market lease values	9,539	8,475
Less accumulated amortization	(1,561)	(742)
	7,978	7,733
	$102,115	$98,465

Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable Property acquisition. For the six months ended June 30, 2005 and 2004, $0.8 million and $0.1 million, respectively ($0.4 million and $0.1 million for the quarters ended June 30, 2005 and 2004, respectively), was charged against rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

6.    Restricted Cash:

Restricted cash included the following at (in thousands):

	June 30, 2005	December 31, 2004
Transfer agent escrows	$3,862	$13,214
Property acquisition deposits	—	1,950
Horizon Bay tenant rent deposit	6,755	9,537
Furniture, fixture and equipment reserves	4,731	4,894
Lender escrow reserves	4,799	3,808
Other	1,043	1,027
	$21,190	$34,430
7.    Accounts and Other Receivables:

Accounts and other receivables included the following at (in thousands):

	June 30, 2005	December 31, 2004
Rental revenues receivable	$26,584	$21,790
Other receivables	1,343	2,655
	27,927	24,445
Less allowance for doubtful accounts	(5,550)	(3,900)
	$22,377	$20,545

At June 30, 2005 and December 31, 2004, rental revenues receivable included past due rents aggregating $14.5 million and $10.7 million, respectively.

8.    Deferred Costs:

Deferred costs included the following at (in thousands):

	June 30, 2005	December 31, 2004
Financing costs	$20,348	$17,989
Leasing commissions	788	523
Other lease costs	584	341
	21,720	18,853
Less accumulated amortization	(8,071)	(5,408)
	13,649	13,445

Lease incentives	4,581	4,114
Less accumulated amortization	(230)	(90)
	4,351	4,024
	$18,000	$17,469

Lease incentive costs are amortized to rental income over the terms of the leases. For the six months ended June 30, 2005 and 2004, $0.1 million and $0, respectively ($0.1 million and $0 for the quarters ended June 30, 2005 and 2004, respectively), was charged against rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

9.    Other Assets:

Other assets as of June 30, 2005 and December 31, 2004, were $17.6 million and $11.4 million, respectively, and consisted of miscellaneous prepaid expenses, office equipment and prepaid acquisition costs.

10.    Real Estate Held For Sale:

As of June 30, 2005, real estate held for sale included two Seniors' Housing facilities with an aggregate net carrying value of $3.6 million and a 10.4 acre parcel of land that was acquired in 2005 for $3.2 million as part of a portfolio of Seniors' Housing Properties. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," we have reclassified the assets and operating results from the Seniors' Housing Properties, restating previously reported results to reflect the reclassification on a comparable basis.

The assets of the real estate held for sale were presented separately in the accompanying unaudited condensed consolidated balance sheets and consist of the following at (in thousands):

	June 30, 2005	December 31, 2004
Real estate investment properties accounted for using the operating method, net	$6,493	$9,557
Accrued rental income	332	305
	$6,825	$9,862

The operational results associated with the Properties were presented as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of income. Summarized financial information is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental income from operating leases	$303	$315	$606	$658
Expenses	(121)	(209)	(210)	(363)
Operating income	182	106	396	295
Impairment provisions	—	—	(6,197)	—
	$182	$106	$(5,801)	$295

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

11.   Indebtedness:

Mortgage Notes Payable - Mortgage notes payable and the net book value ("NBV") of the associated collateral consisted of the following at (in thousands):

	June 30, 2005			December 31, 2004
	Mortgages Payable		NBV of Collateral	Mortgages Payable	NBV of Collateral

Various mortgages payable, interest only payments at variable rates based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.9% (3.82% weighted average interest rate at June 30, 2005), maturing October 2005	$140,445		$278,802	$110,445	$229,244

Various mortgages payable, interest only payments at variable rates ranging from LIBOR plus 1.0% to 3.9% (4.72% weighted average interest rate at June 30, 2005), maturing from November 2006 to March 2010	425,222	(1)	771,667	276,166	508,381

Two mortgages payable, interest only payments at a 30-day commercial paper rate plus 1.82% or 2.15% (5.30% weighted average interest rate at June 30, 2005), maturing March 2007 and May 2007	43,920		101,568	43,920	109,116

Various fixed rate mortgages, interest only payments, bearing interest at rates ranging from 4.85% to 6.06%, (5.79% weighted average interest rate at June 30, 2005), maturing September 2010 through April 2012	206,155		425,499	167,145	355,145

Various fixed rate mortgages payable, principal and interest payments, including net premiums of $1.2 million and $0.7 million, respectively, bearing interest at rates ranging from 4.91% to 8.42% (6.25% weighted average interest rate at June 30, 2005), maturing July 2007 through November 2038	390,124		639,951	339,913	567,336
	$1,205,866		$2,217,487	$937,589	$1,769,222

(1)	The Company entered into interest rate swap agreements tied to debt with an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in LIBOR rates.

Certain fixed rate loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

The following is a schedule of maturities for all mortgage notes payable, excluding loan premiums, at June 30, 2005 (in thousands):

2005	$144,745
2006	55,163
2007	76,332
2008	187,933
2009	141,566
Thereafter	598,938
$1,204,677

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

11.   Indebtedness - Continued:

Bonds Payable - The Company has non-interest bearing life care bonds payable to certain residents of its two CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the six months ended June 30, 2005, the tenant of the Company's two CCRCs retired $4.5 million of existing bonds and issued $4.7 million of new bonds to new residents on the Company's behalf. At June 30, 2005, approximately $94.7 million was outstanding in bonds payable.

Construction Loans Payable - Construction loans payable consisted of the following at (in thousands):

	Total Facility	June 30, 2005	December 31, 2004

Five construction loans payable, each bearing interest at 30-day LIBOR plus 2.25% to 2.75% (5.53% weighted average interest rate at June 30, 2005), with monthly interest only payments, maturing November 2006	$83,100	$62,938	$47,148

Construction loan payable bearing interest at the lender's base rate, as defined, plus 2.25% with a minimum rate of 6.50% (8.50% at June 30, 2005), with monthly interest only payments, maturing December 2007	48,000	39,896	32,339

Construction loan payable bearing interest at 30-day LIBOR plus 1.75% (5.02% at June 30, 2005), with monthly interest only payments, maturing July 2009	14,287	8,148	2,021

Construction loan payable bearing interest at 30-day LIBOR plus 1.60% or 1.70% (5.04% at June 30, 2005), with monthly interest only payments, maturing April 2012	11,280	2,863	—

Construction loan payable bearing interest at 30-day LIBOR plus 1.80% (4.91% at June 30, 2005), with monthly interest only payments, maturing December 2013	6,600	3,313	—
	$163,267	$117,158	$81,508

Line of Credit - The Company has a revolving line of credit (the "Revolving LOC") that it may use to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes. Under the terms of the Revolving LOC, the Company is entitled to receive cash advances of up to $85.0 million until maturity in September 2005. The Revolving LOC requires payment of interest only at LIBOR plus a percentage that fluctuates depending on the Company's aggregate amount of debt outstanding in relation to the Company's total assets until maturity (6.30% at June 30, 2005), and is collateralized by Properties with a carrying value of approximately $123.0 million. At June 30, 2005, $20.0 million was outstanding under the Revolving LOC facility.

Term Loan - On January 13, 2005, the Company repaid and terminated a $60.0 million 14-day term loan used for the acquisition of Properties for which permanent financing was obtained in January 2005.

Interest and loan cost amortization expense was $33.7 million and $19.4 million for the six months ended June 30, 2005 and 2004, respectively ($18.1 million and $11.5 million for the quarters ended June 30, 2005 and 2004, respectively). For the six months ended June 30, 2005 and 2004, interest of $0.7 million and $0.2 million, respectively ($0.5 million and $0.2 million for the quarters ended June 30, 2005 and 2004, respectively), was capitalized to construction in progress in the accompanying unaudited condensed consolidated balance sheets.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

11.   Indebtedness - Continued:

The fair market value of the Company's outstanding mortgage notes and construction loans payable was $1.3 billion at June 30, 2005.

12.   Financial Instruments: Derivatives and Hedging:

At June 30, 2005, derivatives with a fair value liability of $2.0 million were included in accounts payable and other liabilities in the accompanying unaudited condensed consolidated balance sheets. The change in net unrealized losses of $2.0 million at June 30, 2005, for derivatives designated as cash flow hedges is disclosed separately in the accompanying unaudited condensed consolidated statements of stockholders' equity as other comprehensive loss. No hedge ineffectiveness was recognized during the six months ended June 30, 2005.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. The change in net unrealized losses on cash flow hedges reflects a reclassification of $0.2 million of net unrealized losses from accumulated other comprehensive loss to interest expense during the six months ended June 30, 2005. During the next twelve months, the Company expects to reclassify approximately $0.9 million of the current balance held in accumulated other comprehensive loss related to the interest rate swaps to earnings.

Hedge Type	Notional Amount (in thousands)	Rate	Maturity	Fair Value (in thousands)
Swap, Cash Flow	$100,000	4.1840%	January 12, 2010	$(847)
Swap, Cash Flow	83,750	4.1764%	January 1, 2010	(473)
Swap, Cash Flow	50,000	4.2085%	March 31, 2010	(683)

13.   Intangible Lease Liability:

Intangible lease liability at June 30, 2005 and December 31, 2004, was $3.6 million and $3.7 million, respectively, consisting of the unamortized carrying value of below market rate leases associated with Properties acquired. For the six months ended June 30, 2005 and 2004, $0.6 million and $0.1 million, respectively ($0.3 million and $0.1 million for the quarters ended June 30, 2005 and 2004, respectively), was accreted to rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

14.   Commitments and Contingencies:

The following table presents the Company's commitments, contingencies and guarantees by expiration period as of June 30, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$2,332	$—	$—	$—	$2,332
Earnout provisions (2)	23,979	2,000	—	—	25,979
Capital improvements to investment Properties	35,687	—	—	—	35,687
Ground leases	397	880	886	21,235	23,398
Pending investments (3)	20,875	—	—	—	20,875
	$83,270	$2,880	$886	$21,235	$108,271

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

14.   Commitments and Contingencies - Continued:

(1)
In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures August 28, 2005. As of June 30, 2005, the uncollateralized promissory note had an outstanding balance of approximately $14.0 million. The Company has not been required to fund any amounts under this guarantee. In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)
In connection with the acquisition of 41 Properties, the Company may be required to make additional payments to the seller if certain earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property. In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to six additional Properties are subject to future values and events which are not quantifiable at June 30, 2005, and are not included in the table above.

(3)
As of June 30, 2005, the Company had commitments to acquire interests in two entities that are expected to hold ground leases on which two MOBs are expected to be developed, subject to the fulfillment of certain conditions.

Ground Leases - Twenty-four of the Company's Properties are subject to ground leases. These ground leases have predetermined rent increases based on the CPI index or a defined percentage and termination dates ranging from 2045 to 2084. Nineteen of the ground leases contain renewal options for terms of 30 to 50 years. During the quarter and six months ended June 30, 2005, the Company recognized ground lease expense of $110,000 and $200,000, respectively, including $42,000 and $112,000, respectively, from the straight-lining of ground lease expense, which is included in MOB operating expenses in the accompanying unaudited condensed consolidated statements of income. There was no ground lease expense for the quarter and six months ended June 30, 2004.

Legal Matters - From time to time, the Company is exposed to litigation arising from an unidentified pre-acquisition contingency or from the operation of its business. Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

15.   Redemption of Shares:

During the six months ended June 30, 2005 and 2004, 1,766,631 and 149,702 shares, respectively, of common stock were redeemed for $16.8 million and $1.4 million, respectively, and retired from shares outstanding of common stock. The Company amended its redemption plan in the second quarter of 2004 to change its redemption price from $9.20 per share to $9.50 per share.

16.   Distributions:

For the six months ended June 30, 2005, approximately 73% of the distributions paid to stockholders were considered ordinary income and approximately 27% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2005, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

17.   Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of the Company's public offerings, CNL Securities Corp. The Company's chairman of the board indirectly owns a controlling interest in the parent company of the Advisor and CNL Securities Corp. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of the Company's assets.

Pursuant to the Advisory Agreement, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarters and six months ended June 30, 2005 and 2004, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$958	$9,864	$4,025	$31,730
Acquisition fees from debt proceeds	651	3,791	11,102	25,103
	1,609	13,655	15,127	56,833

Asset management fees (2)	4,810	3,243	9,309	5,507

Reimbursement of expenses (3):
Acquisition expenses	20	98	66	233
General and administrative expenses	597	1,247	2,591	2,307
	617	1,345	2,657	2,540
	$7,036	$18,243	$27,093	$64,880

(1)
For the period from May 3, 2005 through June 30, 2005, acquisition fees for, among other things, identifying Properties and structuring the terms of the leases were equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4.0% of gross offering and loan proceeds for the period from May 14, 2004 through May 2, 2005 and 4.5% of gross offering and loan proceeds under the Prior Offerings), excluding that portion of the permanent financing used to finance Secured Equipment Leases. These fees are included in other assets in the accompanying unaudited condensed consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

If there is a listing of the Company's common stock on a national securities exchange or over-the-counter market ("List" or "Listing"), the Advisor will receive an acquisition fee equal to 3.0% of amounts outstanding on the line of credit, if any, at the time of Listing. Certain fees payable to the Advisor upon Listing, the orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8.0% return on stockholders' invested capital.

(2)
Monthly asset management fee of 0.05% of the Company's real estate asset value, as defined in the Advisory Agreement, and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

17.   Related Party Arrangements - Continued:

(3)
Reimbursement for administrative services, including, but not limited to, accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap"). Operating expenses for the Expense Years ended June 30, 2005 and 2004, did not exceed the Expense Cap.

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

During the six months ended June 30, 2005 and 2004, the Company incurred the following fees and costs (in thousands):

	Six Months Ended June 30,
	2005	2004

Selling commissions	$7,175	$52,128
Marketing support fee	2,197	3,741
Offering and due diligence costs	3,085	13,209
	$12,457	$69,078

Amounts due to related parties consisted of the following at (in thousands):

	June 30,	December 31,
	2005	2004
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$35	$21
Accounting and administrative services	599	761
Acquisition fees and expenses	458	656
	1,092	1,438

Due to CNL Securities Corp.:
Selling commissions	—	149
Marketing support fees and due diligence expense reimbursements	—	45
	—	194
	$1,092	$1,632

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

17.   Related Party Arrangements - Continued:

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the two commercial paper loans totaling $43.9 million described in Note 11. The monthly interest payments due under these commercial paper loans include an annual margin of either 30 or 40 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. For the six months ended June 30, 2005 and 2004, $77,000 and $35,500, respectively, was paid to CCM related to these services.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are majority stockholders. The amounts deposited with this bank were $10.0 million and $22.9 million at June 30, 2005 and December 31, 2004, respectively.

The Company owns a 10% interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. The Company severally guarantees 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures on August 28, 2005. During the six months ended June 30, 2005 and 2004, the partnership distributed $79,000 and $49,500, respectively, to the Company.

In September 2004, a company which is owned by the Company's chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with ten of the Company's tenants (the "HRA Tenants") to the remaining members of the limited liability company. The HRA Tenants contributed 33% and 30% of the Company's total revenues for the quarter and six months ended June 30, 2004, respectively.

The Company's chairman of the board is a director in a hospital that leases office space in seven of the Company's MOBs that were acquired in August 2004. Additionally, one of the Company's independent directors is a director in a health system that leases office space in one of the Company's MOBs that was acquired in April 2004. During the quarter and six months ended June 30, 2005, these tenants contributed less than 1% of the Company's total revenues.

18.   Concentration of Credit Risk:

At June 30, 2005, the Company leased its Seniors' Housing facilities to 22 tenants. Two tenants affiliated with Horizon Bay Management, LLC ("Horizon Bay") contributed 22% of the Company's total revenues for the six months ended June 30, 2005. The HRA Tenants contributed 23% of the Company's total revenues for the six months ended June 30, 2005. No other Seniors' Housing tenant contributed more than 10% of the Company's total revenues for the six months ended June 30, 2005. Several of the Company's tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases. At June 30, 2005, $5.2 million of the allowance for doubtful accounts pertained to HRA Tenants. At June 30, 2005, the Company's MOBs were leased to more than 600 tenants.

At June 30, 2005, 108 of the 188 Seniors' Housing facilities were operated by Sunrise Senior Living Services, Inc. ("Sunrise"), a wholly owned subsidiary of Sunrise Senior Living, Inc. Additionally, as of June 30, 2005, two Seniors' Housing Properties were being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc. Upon completion of each development, each facility will be operated by Sunrise. Horizon Bay operates 27 Seniors' Housing facilities and six additional operators manage the remaining 51 Seniors' Housing facilities. At June 30, 2005, DASCO managed or was developing 39 of the Company's 61 MOBs, and the remaining 22 MOBs were managed by nine third-party property managers.

CNL RETIREMENT PROPERTIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

18.   Concentration of Credit Risk - Continued:

To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio ("Cross-Default"). Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling" or "Pooled"). In addition, as of June 30, 2005, the Company held $27.1 million in security deposits and rental support related to certain Properties. The Company had limited guarantees from certain tenants and operators that aggregated $9.6 million as of June 30, 2005, related to 12 of its Properties.

In connection with three and nineteen of the Company's Properties, Sunrise has guaranteed rent payments until the earlier of June 30, 2005 and December 31, 2005, respectively, or the date upon which the Properties achieve specified performance thresholds. For the three Properties whose guarantee expired on June 30, 2005, the Company determined to hold one Property for sale and recognized a $1.5 million impairment charge against the other two Properties for which the Company was exploring possible sale or lease restructuring scenarios at June 30, 2005.

In connection with eight Properties leased to wholly owned subsidiaries of American Retirement Corporation ("ARC"), ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent. In addition, in connection with 17 Properties leased by Encore Senior Living, LLC ("Encore"), Encore has unconditionally guaranteed all the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors' Housing facilities that were in various stages of development and were being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases until the later of (i) March 2006 or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004, three of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenants' rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004 until the later of (i) September 2006 or (ii) the Properties achieving predetermined rent coverage thresholds.

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the Company's results of operations.

19.   Subsequent Events:

In July 2005, the Company entered into an agreement to sell two Seniors’ Housing facilities with an aggregate carrying value of $5.8 million that are classified as real estate investment properties accounted for using the operating method, net in the accompanying unaudited condensed consolidated balance sheets for an expected aggregate sales price of $6.4 million. This transaction is subject to customary closing conditions and there is no assurance that such conditions will be met or, if met, that the transaction will occur.

In July 2005, the Company prepaid a $10.5 million mortgage note payable using available cash at June 30, 2005.

During the period July 1, 2005 through August 3, 2005, the Company received subscription proceeds for an additional 0.6 million shares ($6.4 million) of common stock.

On July 1, 2005 and August 1, 2005, the Company's board of directors declared distributions totaling $14.8 million and $14.8 million, respectively, or $0.0592 per share of common stock, payable by September 30, 2005.

On July 13, 2005, the Advisory Agreement was amended, by an amendment to the Renewal Agreement, effective May 3, 2005, to reduce from 4.0% to 3.0% the percentage rate of Total Proceeds (as defined in the Advisory Agreement) to be used in determining Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor under the Advisory Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our continuing focus during 2005 is stabilizing the operating performance of our Properties and developing and strengthening relationships with our tenants, operators, managers and lenders. We have raised capital through our equity offering, placed permanent or construction financing on new or unencumbered Properties and invested these proceeds in Properties and other permitted investments. During the six months ended June 30, 2005, we received gross offering proceeds of $133.5 million, obtained or assumed $271.6 million of permanent financing, entered into interest rate swap agreements tied to debt with an aggregate notional amount of $233.8 million that reduced our aggregate variable interest-rate debt to 38%, drew $35.7 million under our construction loan facilities and repaid $60.0 million under a term loan. We also invested $306.9 million in 28 Properties, including 18 Seniors' Housing facilities, nine MOBs and a parcel of land.

As of June 30, 2005, we held real estate assets located in 33 states consisting of (dollars in thousands):

	Number of Properties	Investment at June 30, 2005
Seniors' Housing facilities:
Operating	183	$2,774,468
Under development	3	98,602
Medical Office Buildings:
Operating	58	546,500
Under development	3	9,330
	247	$3,428,900

Real estate held for sale	3	$6,825

Liquidity and Capital Resources

We primarily acquire or develop Properties. We may also provide Mortgage Loans to operators of Seniors' Housing or other health care-related facilities or make other permitted investments, however, we have not entered into any Mortgage Loans as of June 30, 2005. We have relied on the sale of our common stock to fund a significant portion of our Property acquisitions. We also obtain funds through borrowings under permanent or construction financing, operating activities and draws on our Revolving LOC. We are required to distribute at least 90% of our taxable income to stockholders in order to maintain our REIT qualifications. During the remainder of 2005, we expect to continue to take measures to monitor and manage the amount of proceeds raised through our public offering in order to more closely align offering proceeds with our actual capital requirements in order to avoid amassing additional capital that greatly exceeds our capital requirements. Excess offering proceeds would need to be placed in short term accounts which would likely earn interest at lower rates than the return which would be expected if such capital had been invested in Properties or other permitted investments. Due to this management strategy, we do not anticipate raising additional proceeds through our public offering at volumes comparable to that of prior years. We believe that borrowings under permanent or construction financing, operating activities, draws on our Revolving LOC and offering proceeds, to the extent available, will be sufficient to meet our capital requirements.

Common Stock Offerings

As of June 30, 2005, we have made five best efforts public offerings and received aggregate subscriptions of $2.5 billion representing 249.3 million shares. The price per share of all of our equity offerings has been $10 per share with the exception of shares purchased through our reinvestment plan which are currently priced at $9.50 per share. Selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses will not exceed 13% of gross proceeds.

During the six months ended June 30, 2005, net proceeds received from our offering of shares, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements, offering expenses and redemptions, totaled approximately $104.3 million.

During the period July 1, 2005 through August 3, 2005, we received additional net offering proceeds of $5.6 million, and incurred acquisition fees and costs of $0.2 million.

The number of Properties to be acquired and Mortgage Loans and other permitted investments in which we may invest will depend on the amount of net offering proceeds and loan proceeds available to us and the availability of reasonably priced Properties and other permitted investments. During 2005, we expect to have access to capital through the proceeds that have already been raised from our 2004 Offering and the leveraging of our unencumbered or newly acquired Properties that will be sufficient to take advantage of acquisition opportunities.

Under our Amended and Restated Articles of Incorporation, if we do not list our shares on a national securities exchange or over-the-counter market by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.

Redemptions

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. During the six months ended June 30, 2005, 1,766,631 shares were redeemed and retired at $9.50 per share for $16.8 million.

Property Acquisitions

At June 30, 2005, our investment portfolio consisted of 250 Properties located in 33 states with an aggregate investment amount of approximately $3.4 billion compared to 222 Properties located in 32 states with an aggregate investment amount of approximately $3.2 billion at December 31, 2004. During the six months ended June 30, 2005, we invested $306.9 million in 28 Properties, including the payout of $9.5 million in earnouts to the seller of two Properties acquired in 2003. The Properties acquired were 18 Seniors' Housing facilities, consisting primarily of assisted living and independent living facilities, seven MOBs, two MOBs under construction and a 10.4 acre parcel of land which we intend to sell. We, as lessor, have entered into long-term, triple-net lease agreements relating to the Seniors' Housing Properties and shorter term, gross or triple-net lease agreements relating to the MOBs. As of June 30, 2005, two of our Seniors' Housing facilities and a parcel of land were held for sale.

Twenty-seven Properties acquired during the six months ended June 30, 2005, are subject to operating leases. Operating leases related to our Seniors' Housing facilities generally provide for initial terms of 15 years with options that allow the tenants to renew the leases for 5 to 20 successive years subject to the same terms and conditions as the initial leases. In addition to minimum annual base rent, a number of the Seniors' Housing leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved. The leases generally also provide for the tenant to fund, in addition to minimum rent payments, a furniture, fixture and equipment ("FF&E"), reserve fund. The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment. Operating leases related to our MOBs include both triple-net and gross basis leases and generally have initial terms of 5 to 15 years. These leases provide for minimum rent and are generally subject to renewal options. The gross basis leases allow us to recover a portion of the MOB operating expenses from the tenants, as specified in the lease agreements. Substantially all Property leases require minimum annual base rent to be paid in monthly installments and to increase at predetermined intervals (typically on an annual basis) during the terms of the leases.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), we allocate the value associated with having in-place operating leases at the date of acquisition to an intangible lease asset or liability considering factors associated with lease origination costs, customer relationships and above or below market leases. During the six months ended June 30, 2005, we allocated $9.7 million of acquired real estate value to in-place lease origination costs and customer relationships which are amortized over the remaining terms of the leases acquired with each Property, $1.1 million to an intangible lease asset related to above market lease values and $0.4 million to an intangible lease liability related to below market lease values which are amortized to rental income from operating leases over the remaining terms of the leases acquired with each Property.

Other Investments

We own a 10% interest in a limited partnership that owns an office building located in Orlando, Florida in which the Advisor and its affiliates lease office space. Our initial equity investment in the partnership was $300,000. Our share in the limited partnership's distributions is equivalent to our equity interest in the limited partnership. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. In connection with this acquisition, we have severally guaranteed a 16.67% share of a $15.5 million unsecured promissory note of the limited partnership that matures August 28, 2005. At June 30, 2005, the note had an outstanding balance of $14.0 million. The limited partnership intends to extend the term of the note, however, there can be no assurance that this objective will be met. If the note is not extended, it is likely that the limited partnership will make a capital call and that we will be required to contribute $1.4 million to the limited partnership to fund our 10% pro rata share of the capital call.

In August 2004, we acquired a 55% interest in DASCO for $6.0 million including closing costs. We allocated $5.8 million to goodwill which represents the excess of the purchase price paid plus closing costs over the fair market value of the tangible assets (office furniture and equipment) acquired in the business acquisition. The purchase of the 55% interest in DASCO has provided and may continue to provide opportunities for us to participate in new medical office building development and acquisition opportunities as well as enter the business of managing MOBs. DASCO operated 36 and is developing three of our MOBs at June 30, 2005.

Transactions Subsequent to June 30, 2005 and Pending Investments

Transactions Subsequent to June 30, 2005.  In July 2005, we entered into an agreement to sell two Seniors’ Housing facilities with an aggregate carrying value of $5.8 million that are classified as real estate investment properties accounted for using the operating method, net in the accompanying unaudited condensed consolidated balance sheets for an aggregate expected sales price of $6.4 million. This transaction is subject to customary closing conditions and there is no assurance that such conditions will be met or, if met, that the transaction will occur.

Pending Investments. As of August 3, 2005, we had initial commitments to acquire ownership interests in two entities that are expected to hold ground leases on which two MOBs are expected to be developed for an aggregate completed development cost of $20.9 million subject to the fulfillment of certain conditions. The two MOBs will be located in Westminster, Colorado and Towson, Maryland. It is expected that DASCO will develop the two MOBs. There can be no assurance that these transactions will be consummated.

Borrowings

Line of Credit. We have an $85.0 million Revolving LOC that expires in September 2005. Eleven Properties with an aggregate real estate value of $123.0 million collateralize the $85.0 million revolving line of credit; however, the collateral provided by these 11 Properties only allows us to draw up to $71.4 million. This credit facility requires monthly payments of interest only at LIBOR plus a percentage that fluctuates until maturity (6.30% at June 30, 2005), depending on our aggregate amount of debt outstanding in relation to our total assets. The line has some covenants typically found in revolving loan facilities, including covenants to maintain a minimum net worth and minimum collateral value. We may use the Revolving LOC to fund acquisitions, pay fees, make distributions, repay permanent financing and fund working capital for general business purposes. We have in the past, and we expect to continue to repay amounts drawn under the Revolving LOC with proceeds received from equity offerings (to the extent available), permanent financing, the sale of assets or working capital. As of June 30, 2005, we had an outstanding balance on our line of credit of $20.0 million.

In May 2005, we entered into negotiations with the administrative agent of our existing line of credit to increase the available amount to $280.0 million. We are seeking modifications of certain terms and conditions, including more favorable pricing and a two-year term with two one-year renewal options. The facility would also contain provisions that will allow us to draw an additional $120.0 million upon providing additional collateral. We expect to enter into the new line of credit agreement in the third quarter of 2005. There can be no assurance that this transaction will be consummated. In the event that the line of credit is not extended or renegotiated, we intend to repay the existing outstanding balance on the line of credit from available cash.

Term Loan. In January 2005, we repaid and terminated a $60.0 million, 14-day term loan used for the acquisition of certain Properties until permanent financing was obtained in January 2005.

Permanent Financing. During the six months ended June 30, 2005, we obtained $271.6 million in permanent financing by assuming existing debt or securing new debt on various Properties acquired during the period and by encumbering certain existing Properties with new debt. As of June 30, 2005, our aggregate permanent financing was $1.2 billion and was collateralized by Properties with an aggregate net book value of $2.2 billion. We have approximately $144.7 million in mortgage note maturities and principal amortization due during the remainder of 2005. A $140.4 million loan that matures in October 2005, contains an extension option that we expect to exercise. We also expect to refinance certain loans and, to the extent available, use offering proceeds to repay the maturing loans.

In July 2005, we prepaid a $10.5 million mortgage note payable using available cash at June 30, 2005.

Interest Rate Swaps. On May 5, 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable. The hedges have a 4.19% weighted average fixed rate plus a 1.26% weighted average spread resulting in an all-in fixed interest rate of 5.45% until 2010.

Approximately 31% of our unhedged mortgage notes payable at June 30, 2005, were subject to variable interest rates; therefore, we are exposed to market changes in interest rates as explained in Item 3. Quantitative and Qualitative Disclosures About Market Risk. Some of our variable-rate loans contain provisions that allow us to convert the variable interest rates to fixed interest rates based on U.S. Treasury rates plus a premium at the time the conversion option is exercised. Fixed interest rates range from 4.85% to 8.42% with a weighted average rate of 5.89%. Certain fixed rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may preclude repayment of the loans prior to their maturity dates. Many of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties. Certain loans contain extension options with terms similar to the initial loan terms.

During the six months ended June 30, 2005, we incurred $2.4 million in loan costs in connection with the placement and assumption of permanent financing facilities.

The table below summarizes permanent financing that we obtained during the six months ended June 30, 2005 (dollars in thousands):

Date Funded /Assumed	Mortgage Payable	Maturity Date	Interest Rate

Fixed-Rate Debt:
January 2005	$7,108	June 2010	8.41% (1)
March 2005	39,010	April 2012	4.85%
March 2005	34,299	January 2011-April 2013	5.69% - 7.15%
June 2005	9,500	September 2012	5.67%
June 2005	1,669	May 2008	7.51%
	91,586
Variable-Rate Debt:
January 2005	100,000	January 2010	LIBOR + 1.25%
February 2005	30,000	October 2005	Fannie Mae Discount MBS rate plus .90%
March 2005	50,000	March 2010	LIBOR + 1.50%
	180,000
	$271,586

(1)
The stated interest rate of 8.41% on this loan was greater than that available to us in the open capital market for comparable debt at the time of assumption. Consequently, we recognized $0.7 million in debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 5.67%. During the six months ended June 30, 2005, we recognized $63,000 in debt premium amortization related to this loan that is included in interest and loan cost amortization expense in the accompanying unaudited condensed consolidated statements of income.

Construction Financing. During the six months ended June 30, 2005, we entered into new construction loan facilities of $17.9 million and collectively drew $35.7 million under all of our construction loans related to certain Properties under various stages of development. Total construction loans outstanding at June 30, 2005, were $117.2 million, and total liquidity remaining was $46.1 million. The loans are variable interest rate loans and mature from November 2006 through December 2013. We anticipate that we will obtain permanent financing or use proceeds from our offerings (to the extent available) to pay the construction loans as they become due.

Bonds Payable. We have non-interest bearing life care bonds payable to certain residents of our two CCRCs. Generally, the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death. In some instances, the bonds are not refunded until the unit has been successfully remarketed to a new resident. During the six months ended June 30, 2005, we issued new bonds to new residents of these retirement facilities totaling $4.7 million, and used the proceeds from the bonds issued in the current and prior periods to retire $4.5 million of the existing bonds. Excess bond redemptions over bond issuance, if any, will be funded from prior net bond issuance reserves, to the extent available or available operating cash flow. As of June 30, 2005, the bonds payable had an outstanding balance of $94.7 million.

Contractual Obligations and Commitments

The following table presents our contractual cash obligations and related payment periods as of June 30, 2005 (in thousands):

	Less than 1 Year		2-3 Years	4-5 Years	Thereafter		Total
Mortgages payable	$150,450		$261,718	$472,537	$319,972		$1,204,677
Revolving LOC	20,000		—	—	—		20,000
Bonds payable	44,722	(1)	—	—	49,933	(2)	94,655
Construction loans payable	—		102,834	8,148	6,176		117,158
Security deposits and rent support	—		—	—	27,113		27,113
	$215,172		$364,552	$480,685	$403,194		$1,463,603

(1)
Due upon the resident moving out or the resident's death.  It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

(2)	Due upon the unit being successfully remarketed to a new resident. It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

The following table presents our commitments, contingencies and guarantees, and related expiration periods as of June 30, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$2,332	$—	$—	$—	$2,332
Earnout provisions (2)	23,979	2,000	—	—	25,979
Capital improvements to investment Properties (3)	35,687	—	—	—	35,687
Ground leases	397	880	886	21,235	23,398
Pending investments (4)	20,875	—	—	—	20,875
	$83,270	$2,880	$886	$21,235	$108,271

(1)
In connection with the acquisition of a 10% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures August 28, 2005. At June 30, 2005, the uncollateralized promissory note had an outstanding balance of $14.0 million. We have not been required to fund any amounts under this guarantee. In the event we are required to fund amounts under the guarantee, we believe that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation. The limited partnership intends to extend the note's maturity date, however, there can be no assurance that this objective will be met. If the note is not extended, it is likely that the limited partnership will make a capital call and that we will be required to contribute $1.4 million to the limited partnership to fund our 10% pro rata share of the capital call.

(2)
In connection with the acquisition of 41 Properties, we may be required to make additional payments to the seller if earnout provisions are achieved by the earnout date for each Property. The calculation generally considers the net operating income for the Property, our initial investment in the Property and the fair value of the Property. In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly. Amounts presented represent maximum exposure to additional payments. Earnout amounts related to six additional properties are subject to future values and events which are not quantifiable at June 30, 2005, and are not included in the table above.

(3)	Commitments for the funding of Properties under development are expected to be funded with draws from construction loan facilities.

(4)
As of June 30, 2005, we had commitments to acquire interests in two entities that are expected to hold ground leases on which two MOBs are expected to be developed, subject to the fulfillment of certain conditions.

Market Risk

See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

Until Properties are acquired or Mortgage Loans are entered into, we may accumulate significant amounts of cash from offering proceeds or permanent financings. The cash is held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Mortgage Loans and take advantage of favorable capital market conditions. At June 30, 2005, we had $104.9 million invested in short-term investments as compared to $51.8 million at December 31, 2004. The increase was primarily attributable to offering proceeds received from the sale of shares of common stock and proceeds received from the placement of new permanent financing during the six months ended June 30, 2005, offset by cash used to purchase 28 Properties.

Accounts and Other Receivables

Our accounts and other receivables balance was $22.4 million at June 30, 2005 and $20.5 million at December 31, 2004. The change was primarily due to an increase in rental revenues receivable to $26.6 million at June 30, 2005 from $21.8 million at December 31, 2004, offset by a $1.7 million increase in the reserve for doubtful accounts and a $1.3 million decrease in other receivables. Past due amounts aggregated $14.5 million and $10.7 million at June 30, 2005 and December 31, 2004, respectively. We are experiencing delays in receiving current rent amounts due on certain Seniors' Housing facilities as a result of adverse market or operating conditions. These tenants are thinly capitalized and rely on the net operating income generated from the Seniors' Housing facilities to fund rent obligations under their leases. At June 30, 2005, $5.2 million of the allowance for doubtful accounts pertained to HRA Tenants.

Based on our analysis of estimated future cash flows to be generated by the facilities, we anticipate that certain delinquent amounts will be collected in the remainder of 2005. We have been and will continue to work with these tenants and the operators of the respective Properties to implement a plan to increase operating efficiencies in order to enhance cash flow generated from the Properties to fund current and past due rent obligations under the leases. In addition, we are evaluating strategic alternatives for certain facilities. The results of actual facility operations or implementation of one or more of these alternatives could result in additional reserves for doubtful accounts or impairment losses that may impact our results of operations in future periods.

Distributions

During the six months ended June 30, 2005 and 2004, we generated cash from operations of $106.1 million and $62.0 million, respectively, which included unrestricted security deposits received from tenants of $3.4 million for the six months ended June 30, 2005. Our board of directors declared and we paid distributions to our stockholders of $86.6 million and $66.2 million during the six months ended June 30, 2005 and 2004, respectively. In addition, on July 1 and August 1, 2005, our board of directors declared distributions to stockholders of record on those dates, of $0.0592 per share of common stock which are payable by September 30, 2005. Effective July 1, 2005, the board of directors amended our distribution policy to discontinue the monthly payment of stockholder distributions, such that all distributions will be paid solely on a quarterly basis.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the coming year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and avoidance of volatility of distributions. Our acquisition strategy is focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies as we invest the proceeds received from the sale of shares of common stock, to the extent available, and proceeds available from the placement of permanent financing. As a result, larger cash outlays are required at the time of purchase which causes equity proceeds to accumulate for longer periods of time in cash and short-term investments at lower returns prior to making these purchases. Therefore, distributions paid to stockholders may periodically be greater than cash flows generated from operations. We expect to continue a large portfolio investment strategy during the remainder of 2005, and may borrow funds from our Revolving LOC to make distributions to stockholders in future quarters.

For the six months ended June 30, 2005 and 2004, approximately 73% and 57%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 27% and 43%, respectively, were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders for the six months ended June 30, 2005 and 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital. We intend to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Liquidity Requirements

We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders. To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we will use borrowings under our Revolving LOC. We expect to meet our other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, the investment in Mortgage Loans and other permitted investments, and the scheduled maturities of permanent financings with proceeds from our offerings (to the extent available), advances under the Revolving LOC and new permanent financing. We expect to meet our long-term liquidity requirements through short- or long-term, collateralized and uncollateralized financing or equity financing.

Seniors' Housing facilities are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities. Generally, the tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose. In the event that the FF&E reserve is not sufficient, we may make fixed asset expenditures, in which case the annual minimum rent will be increased. We believe that current tenant reserves are sufficient to meet foreseen material FF&E repairs. The MOBs are leased on either a triple-net or gross basis. With respect to the gross leases, we generally recover increases in building operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount from the tenants, as specified in the lease agreement.

Advisory Services

On May 2, 2005, we renewed the Advisory Agreement, pursuant to a Renewal Agreement, for an additional one-year term commencing on May 3, 2005, and ending on May 3, 2006. On July 13, 2005, we amended the Advisory Agreement, by an amendment to the Renewal Agreement, effective May 3, 2005, to reduce from 4.0% to 3.0% the percentage rate of Total Proceeds (as defined in the Advisory Agreement) to be used in determining Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor under the Advisory Agreement.

Results of Operations

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004.

Net income for the six months ended June 30, 2005 totaled $70.6 million or $0.29 per share of common stock ($76.4 million or $0.31 per share of common stock from continuing operations), as compared to net income of $57.5 million or $0.28 per share of common stock ($57.2 million or $0.28 per share of common stock from continuing operations) for the six months ended June 30, 2004. Net income for the quarter ended June 30, 2005 was $38.0 million or $0.15 per share of common stock ($37.8 million or $0.15 per share of common stock from continuing operations), as compared to $29.7 million or $0.14 per share of common stock ($29.6 million or $0.14 per share of common stock from continuing operations), for the quarter ended June 30, 2004. The increase in net income was primarily due to the rental income from the Properties that we acquired during the latter part of 2004 and in the first half of 2005 offset by increases in operating expenses related to the acquired Properties, the recognition of a provision for doubtful accounts and impairment charges on three Properties. These changes are discussed in further detail below. Although net income increased for the quarter and six months ended June 30, 2005, it increased to a lesser extent on a per share basis primarily due to the increased number of weighted average shares outstanding in 2005.

Revenues

At June 30, 2005, we owned 250 Properties, including 28 Properties that were acquired in 2005, compared to 166 Properties at June 30, 2004. As a result of the increase in the number of Properties, we earned rental and earned income from our leases from Properties from continuing operations of $173.8 million, including $23.7 million as a result of straight-lining rent escalations throughout the lease terms, for the six months ended June 30, 2005, compared to $110.6 million, including $17.8 million of straight-line rent revenue, for the six months ended June 30, 2004. For the quarter ended June 30, 2005, we earned rental and earned income from our leases from Properties from continuing operations of $89.6 million, including $11.8 million as a result of straight-lining rent escalations throughout the lease terms, compared to $61.6 million, including $9.9 million of straight-line rent revenue, for the quarter ended June 30, 2004. We also earned $3.5 million and $2.3 million in FF&E reserve income from Properties from continuing operations during the six months ended June 30, 2005 and 2004, respectively ($1.9 million and $0.8 million for the quarters ended June 30, 2005 and 2004, respectively). Because 28 Properties were owned for only a portion of the first half of 2005 and we expect to acquire additional Properties during the remainder of 2005, results of operations are not expected to be indicative of future periods. Rental income from operating leases, earned income from direct financing leases and FF&E reserve income from Properties from continuing operations are expected to increase in subsequent periods.

During the six months ended June 30, 2005 and 2004, rental income included draws on operator rent guarantees of $2.5 million and $7.2 million, respectively ($1.7 million and $4.6 million for the quarters ended June 30, 2005 and 2004, respectively). To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain Cross-Default and Pooling terms. In addition, as of June 30, 2005, we held $27.1 million in security deposits and rent support related to certain Properties. We also have limited guarantees from certain tenants and operators that aggregate $9.6 million as of June 30, 2005, related to 12 of our Properties.

In connection with three and nineteen of our Properties, Sunrise, the operator, has guaranteed rent payments until the earlier of June 30, 2005 and December 31, 2005, respectively, or the date upon which the Properties achieve certain specified performance thresholds. Based on our review of the 2005 projected pooled net operating cash flow generated from these Properties, we do not believe that the performance thresholds will be achieved prior to the expiration of the Sunrise guarantees. For the three Properties whose guarantee expired on June 30, 2005, we determined to hold one Property for sale and recognized a $1.5 million impairment charge against the two other Properties, for which we are exploring possible sale or lease restructuring scenarios. In July 2005, we entered into an agreement to sell two of the Properties for an expected aggregate sales price of $6.4 million. This transaction is subject to customary closing conditions and there can be no assurance that such conditions will be met, or if met, that the transaction will occur. We are working with the HRA Tenants and Sunrise to implement a plan to enhance cash flow generated from the remaining nineteen Properties. Failure of these Properties to enhance cash flow from operations or our ability to sell the three Properties may result in the non-payment of a portion of our rent after the guarantees expire, and as a result, the recognition of additional provisions for doubtful accounts during the remainder of 2005.

In addition to the three Properties noted above, there are two Seniors' Housing Properties that are experiencing operating performance deficiencies. These Properties are included in various portfolios that contain Cross-Default and Pooling terms. Some of these portfolios do not have tenant guarantees or security deposits. We are evaluating strategic alternatives for these facilities. These alternatives include the transition of the facility's management to another operator, lease restructure and sale. Our evaluation, which included the analysis of undiscounted cash flows related to these Properties, indicated impairment of one of the facilities primarily due to adverse market conditions. We determined to hold the Property for sale and recognized a $6.2 million impairment charge from discontinued operations for the six months ended June 30, 2005, to reduce the Property's carrying value to its estimated fair value less the estimated costs to dispose of the Property.

We will continue to evaluate the operating performance of our Properties. Upon the occurrence of significant changes in their operations or if it is determined that any Property should be sold, we may incur additional impairment losses. In addition, the failure of any Property to generate cash flow sufficient to pay all or a portion of our rent may result in additional provisions for doubtful accounts during the remainder of 2005.

In connection with eight Properties leased to wholly owned subsidiaries of ARC, ARC has unconditionally guaranteed all of the tenants' obligations under the terms of the leases, including the payment of minimum rent. In addition, in connection with 17 Properties leased by Encore, Encore has unconditionally guaranteed all the tenants' obligations under the terms of the leases, including the payment of minimum rent.

In connection with the purchase of five Seniors' Housing facilities that are in various stages of development and are being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve due under the leases until the later of (i) March 2006 or (ii) 18 months after the final development date, as defined in the lease agreement. During 2004, three of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenants' rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004, until the later of (i) September 2006 or (ii) the Properties achieving predetermined rent coverage thresholds.

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the results of our operations.

In addition to minimum base rent, certain Seniors’ Housing Property leases require the payment of contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved by the Properties. During the six months ended June 30, 2005, we recognized $2.0 million of contingent rent ($0.3 million for the quarter ended June 30, 2005), primarily from the operating performance of two Properties. During the six months ended June 30, 2004, we recognized $49,000 of contingent rent ($0 for the quarter ended June 30, 2004).

Tenant expense reimbursement revenue increased to $6.5 million for the six months ended June 30, 2005 from $0.7 million for the six months ended June 30, 2004, ($3.8 million and $0.7 million for the quarters ended June 30, 2005 and 2004 respectively) as a result of our owning additional MOBs during the six months ended June 30, 2005. Contractual recoveries from tenants represented 56% of our MOB operating expenses for the six months ended June 30, 2005.

During the six months ended June 30, 2005 and 2004, we earned $2.3 million and $0 respectively ($1.1 million and $0 for the quarters ended June 30, 2005 and 2004, respectively) in development, marketing and property management fees from DASCO.

During the six months ended June 30, 2005 and 2004, we earned $1.6 million and $1.5 million, respectively, in interest and other income, primarily from investments in money market accounts and other short-term, highly liquid investments ($0.9 million for each the quarters ended June 30, 2005 and 2004).

Expenses

General and administrative expenses and asset management fees were $17.5 million and $10.8 million for the six months ended June 30, 2005 and 2004, respectively, representing 9.3% and 9.5% of revenues, respectively ($9.2 million and $6.3 million for the quarters ended June 30, 2005 and 2004, respectively), The increase in expenses is directly related to the increased number of Properties owned as well as the general and administrative expenses related to DASCO. The dollar amount of general and administrative expenses and asset management fees is expected to increase as we acquire additional Properties and invest in Mortgage Loans; however, general and administrative expenses as a percentage of revenues are expected to decrease as we acquire additional Properties and invest in Mortgage Loans.

Total property-related operating expenses for the six months ended June 30, 2005 and 2004, were $12.0 million and $2.2 million, respectively ($6.3 million and $1.9 million for the quarters ended June 30, 2005 and 2004, respectively). Seniors' Housing Properties' operating expenses were $0.4 million for each of the six months ended June 30, 2005 and 2004 ($0.1 million for the quarters ended June 30, 2005 and 2004). MOBs' operating expenses were $11.7 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively ($6.2 million and $1.8 million for the quarters ended June 30, 2005 and 2004, respectively). The increase was primarily due to the acquisition of the MOBs in the second and third quarters of 2004. We are generally responsible for the MOBs' property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants.

During the six months ended June 30, 2005 and 2004, we recognized provisions for doubtful accounts of $1.7 million and $1.3 million, respectively, as discussed in the "Accounts and Other Receivables" section above ($0.9 million and $0 for the quarters ended June 30, 2005 and 2004, respectively).

Depreciation and amortization expense increased to $46.6 million for the six months ended June 30, 2005 ($23.8 million for the quarter ended June 30, 2005), from $24.2 million for the six months ended June 30, 2004 ($14.8 million for the quarter ended June 30, 2004), as a result of additional operating Properties subject to operating leases owned during the six months ended June 30, 2005.

Interest and loan cost amortization expense was $33.7 million and $19.4 million for the six months ended June 30, 2005 and 2004, respectively ($18.1 million and $11.5 million for the quarters ended June 30, 2005 and 2004, respectively). The increase was a result of an increase in the average amount of debt outstanding to $1.2 billion for the six months ended June 30, 2005, from $630.8 million for the six months ended June 30, 2004. The weighted average interest rate was approximately 5.3% for the six months ended June 30, 2005 and 5.2% for the six months ended June 30, 2004.

Loss from discontinued operations for the six months ended June 30, 2005, included the operating revenues for two Properties that we determined to hold for sale of $0.6 million ($0.3 million for the quarter ended June 30, 2005) offset by the operating expenses of $0.2 million ($0.1 million for the quarter ended June 30, 2005) and an impairment charge of $6.2 million related to one Property as discussed above.

Funds from Operations

We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms. This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases. During the six months ended June 30, 2005 and 2004, net income included $23.7 and $17.8 million, respectively, of these amounts.) We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying unaudited condensed consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$37,957	$29,691	$70,592	$57,492
Adjustments:
Depreciation of real estate assets
Continuing operations	20,364	12,846	39,866	21,498
Discontinued operations	53	80	107	160

Amortization of lease intangibles
Continuing operations	3,352	1,905	6,680	2,655
Discontinued operations	6	8	13	17

Amortization of deferred leasing costs
Continuing operations	50	—	75	—
Discontinued operations	—	—	—	—

Effect of unconsolidated entity	52	2	113	4

Effect of minority interests	(112)	—	(217)	—
	$61,722	$44,532	$117,229	$81,826

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

Related Party Transactions

Certain directors and officers of the Company hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of our public offerings, CNL Securities Corp. Our chairman of the board indirectly owns a controlling interest in the parent company of the Advisor and CNL Securities Corp. These affiliates receive fees and compensation in connection with the offerings, permanent financing and the acquisition, management and sale of our assets.

Pursuant to the Advisory Agreement, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the quarters and six months ended June 30, 2005 and 2004, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$958	$9,864	$4,025	$31,730
Acquisition fees from debt proceeds	651	3,791	11,102	25,103
	1,609	13,655	15,127	56,833

Asset management fees (2)	4,810	3,243	9,309	5,507

Reimbursement of expenses (3):
Acquisition expenses	20	98	66	233
General and administrative expenses	597	1,247	2,591	2,307
	617	1,345	2,657	2,540
	$7,036	$18,243	$27,093	$64,880

(1)
For the period from May 3, 2005 through June 30, 2005, acquisition fees for, among other things, identifying Properties and structuring the terms of the leases were equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4.0% of gross offering and loan proceeds for the period from May, 14, 2004 through May 2, 2005 and 4.5% of gross offering and loan proceeds under the Prior Offerings), excluding that portion of the permanent financing used to finance Secured Equipment Leases. These fees are included in other assets in the accompanying unaudited condensed consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

If we List our common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 3.0% of amounts outstanding on the line of credit, if any, at the time of Listing. Certain fees payable to the Advisor upon listing, the orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8.0% return on stockholders' invested capital.

(2)
Monthly asset management fee of 0.05% of our real estate asset value, as defined in the Advisory Agreement, and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month.

(3)
Reimbursement for administrative services, including, but not limited to, accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to the Advisory Agreement, the Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap in any Expense Year. Operating expenses for the Expense Years ended June 30, 2005 and 2004, did not exceed the Expense Cap.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in the Company's second public offering. The majority of these fees were reallowed to other broker dealers. Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf. Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Advisor and its affiliates on our behalf will not exceed 13% of the proceeds raised in connection with the offerings.

During the six months ended June 30, 2005 and 2004, we incurred the following fees and costs (in thousands):

	Six Months Ended June 30,
	2005	2004

Selling commissions	$7,175	$52,128
Marketing support fee	2,197	3,741
Offering and due diligence costs	3,085	13,209
	$12,457	$69,078

Amounts due to related parties consisted of the following at (in thousands):

	June 30,	December 31,
	2005	2004
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$35	$21
Accounting and administrative services	599	761
Acquisition fees and expenses	458	656
	1,092	1,438

Due to CNL Securities Corp.:
Selling commissions	—	149
Marketing support fees and due diligence expense reimbursements	—	45
	—	194
	$1,092	$1,632

CNL Capital Corp., an affiliate of the Advisor, is a non-voting Class C member of Century Capital Markets, LLC ("CCM"). CCM made the arrangements for the two commercial paper loans totaling $43.9 million described in Note 11 of the notes to the unaudited condensed consolidated financial statements of the Company in Item 1. The monthly interest payments due under these commercial paper loans include an annual margin of either 30 or 40 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans. For the six months ended June 30, 2005 and 2004, $77,000 and $35,500, respectively, was paid to CCM related to these services.

We maintain bank accounts in a bank in which certain officers and directors of the Company serve as directors and are majority stockholders. The amount deposited with this bank was $10.0 million and $22.9 million at June 30, 2005 and December 31, 2004, respectively.

We own a 10% interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space. The remaining interest in the limited partnership is owned by several affiliates of the Advisor. We severally guarantee 16.67%, or $2.6 million, of a $15.5 million uncollateralized promissory note of the limited partnership that matures on August 28, 2005. The limited partnership intends to extend the note; however, there can be no assurance that this objective will be met. If the note is not extended, it is likely that the limited partnership will make a capital call and that we will be required to contribute $1.4 million to the limited partnership to fund our 10% pro rata share of the capital call. During the six months ended June 30, 2005 and 2004, we received $79,200 and $49,500, respectively, in distributions from the partnership.

In September 2004, a company which is owned by our chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with the HRA Tenants to the remaining members of the limited liability company. The HRA Tenants contributed 33% and 30% of our total revenues for the quarter and six months ended June 30, 2004, respectively.

Our chairman of the board is a director in a hospital that leases office space in seven of our MOBs that were acquired in August 2004. Additionally, one of our independent directors is a director in a health system that leases office space in one of our MOBs that was acquired in April 2004. During the quarter and six months ended June 30, 2005, these tenants contributed less than 1% of our total revenues.

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

Leases. Our leases are accounted for under the provisions of Statement of Accounting Standards No. 13, "Accounting for Leases," and have been accounted for as either operating leases or direct financing leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, we assume that all payments to be received under our leases are collectible. Changes in our estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

Derivative Instrument. The valuation of derivatives under SFAS 133, as amended and interpreted, requires us to make estimates and judgments that affect the fair value of those instruments.  We use standard market conventions to determine the fair values of derivative instruments; and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

Statement Regarding Forward Looking Information

The preceding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by the use of terms such as "believe," "intend," "expect" and "may." Although we believe that the expectations reflected in such forward looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under our line of credit and availability of an on-going line of credit, continued availability of proceeds from our equity offerings, our ability to obtain permanent financing on satisfactory terms, the ability of certain of our tenants and operators to enhance cash flow from operations at our Properties that are experiencing operating performance deficiencies, our ability to continue to locate suitable Properties and borrowers for our Mortgage Loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, Mortgage Loans or Secured Equipment Leases. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, approximately 38% of our unhedged mortgage notes payable, and all of our construction loans payable and Revolving LOC were subject to variable interest rates; therefore, we are exposed to market changes in interest rates. During the six months ended June 30, 2005, a hypothetical 100 basis point increase in the LIBOR rates would have resulted in additional interest costs of approximately $2.9 million ($0.01 per share of common stock). This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk). Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

To mitigate interest rate risk, we may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds (to the extent available) should interest rates rise substantially. In May 2005, we implemented a policy to further mitigate interest rate risk. Our primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the effect that variable interest rate fluctuations could have on cash flow. In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable. The hedges have a 4.19% weighted average fixed rate plus a 1.26% weighted average spread resulting in an all-in fixed interest rate of 5.45% until 2010. At June 30, 2005, these  interest rate swaps had a fair value of $(2.0) million.  A hypothetical 100 basis point change in LIBOR rates would cause the fair value of these swaps to be $7.0 million or $(11.8) million, respectively.

Certain loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

Following is a summary of our permanent financing, construction loans and Revolving LOC obligations at June 30, 2005 (in thousands):

	Expected Maturities
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Debt Obligations:
Fixed-rate debt:	$—	$—	$10,484	$50,935	$142,811	$390,859	$595,089	$596,278
Average interest rate	—	—	7.42%	6.24%	6.02%	6.19%	6.18%	6.10%

Variable-rate debt:	$160,445	$107,457	$94,336	$130,184	$8,148	$246,176	$746,746
Average interest rate	4.01%	5.63%	6.87%	4.96%	5.02%	4.32%	4.88%

Interest Rate Derivatives:
Variable to fixed swaps:	$—	$—	$—	$—	$—	$233,870	$233,870	$(2,002)
Average pay rate	—	—	—	—	—	4.19%	4.19%
Average receive rate	—	—	—	—	—	3.12%	3.12%

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

During the period covered by this report, there was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the period covered by this report the Advisor implemented the following changes in its information technology department:

IT Decentralization

Description of Changes: In June 2005, as a result of an initiative to discontinue the reliance on CNL Shared Services, Inc., an affiliate of the Advisor ("Shared Services"), the Advisor implemented its own telecommunications and data networks to support business operations.  Previously, the Advisor relied upon Shared Services to provide Information Technology ("IT") support and infrastructure, including email, telecom, local area network ("LAN"), wide area network ("WAN"), remote access, wireless LAN, and desktop support.  These functions are now administered by the Advisor’s Business Systems department.  The Business Systems department is now responsible for securing access to and administering the network environment, data center operations, backing up and restoring company data and systems, application support, desktop and telecommunications support, and hardware and software procurement, collectively, the "IT Decentralization."

Description of Risk / Control: As a result of the IT Decentralization, the Advisor hired three additional IT staff members to help support the technology and infrastructure changes.  The three positions that were added include one network administrator and two system technicians.  The network administrator is responsible for network monitoring, performance tuning, and overall security of the LAN/WAN.   The system technicians are responsible for help desk operations, hardware support and procurement, and application support.  Security permissions and access to the entire network environment is dictated based on job responsibility, and require approval by the head of the Business Systems department.

The network administrator was required to display strong fundamental skills in network design, security and troubleshooting.  Additionally, a strong knowledge and hands on experience working in a converged voice/data networking environment was also required.  System technicians were required to have abundant experience supporting end user computers and various software applications.  These technicians were also required to have experience supporting general help desk operations in medium to large size business environments.

Summary: In response to the IT Decentralization, the Advisor’s Internal Audit department performed a review of the decentralization process in order to evaluate whether key responsibilities and functions were appropriately transitioned from Shared Services to the Advisor. Except for Business Continuity and Disaster Recovery, which are in the process of being implemented, the audit concluded that the key responsibilities and functions were appropriately transitioned to the Advisor. The Internal Audit department will test these controls as part of their internal controls testing prior to year end.

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

In October 1998, we implemented a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing of our common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan. Upon presentation, we may, at our option, redeem the shares, subject to certain conditions and limitations. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period. The following table contains information related to all common stock purchased by us during the six months ended June 30, 2005, which consisted of shares redeemed pursuant to the redemption plan:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2005	—	$—	—	$—
February 1-28, 2005	—	—	—	—
March 1-31, 2005	847,143	9.50	847,143	55,244,482
April 1-30, 2005	—	—	—	—
May 1-31, 2005	—	—	—	—
June 1-30, 2005	919,488	9.50	919,488	59,774,592

Total, June 30, 2005	1,766,631	9.50	1,766,631	59,774,592

Item 3.	Defaults upon Senior Securities. Inapplicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of the Company was held in Orlando, Florida on July 1, 2005. The meeting was held for the purpose of electing the board of directors.

(b)
Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Act and there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	One proposal was submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Robert A. Bourne	127,778,557	2,109,175
David W. Dunbar	127,794,562	2,093,170
James W. Duncan, Jr.	127,771,097	2,116,635
Edward A. Moses	127,770,963	2,116,769
James M. Seneff, Jr.	127,872,477	2,015,255

Item 5.	Other Information. Inapplicable.

Item 6.	Exhibits

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

10.3
First Amendment to Renewal Agreement dated as of July 13, 2005 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Previously filed as Exhibit 10.3 to the Registrant's Report on Form 8-K filed July 15, 2005 and incorporated herein by reference.)

10.4
Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002, Marcel Verbaas dated April 19, 2004, and Clark Hettinga dated December 31, 2004. (Included as Exhibit 10.2 to the Registrant's Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5
Indemnification Agreement between CNL Retirement Properties, Inc. and Clark Hettinga effective as of December 31, 2004. Lynn Gutierrez has signed a substantially similar agreement effective as of May 13, 2005. (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed June 14, 2005 and incorporated herein by reference.)

10.6
Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

10.7
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

10.8
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

10.19
Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004. (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.20
Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.21
Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Sellers, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004 (Previously filed as Exhibit 10.75 to Post-Effective Amendment No.One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

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

Dated this 9th day of August, 2005

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

10.3
First Amendment to Renewal Agreement dated as of July 13, 2005 between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Previously filed as Exhibit 10.3 to the Registrant's Report on Form 8-K filed July 15, 2005 and incorporated herein by reference.)

10.4
Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000. Each of the following directors and/or officers has signed a substantially similar agreement as follows: James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002, Marcel Verbaas dated April 19, 2004, and Clark Hettinga dated December 31, 2004. (Included as Exhibit 10.2 to Registrant's Form 10-Q filed on May 3, 2000, and incorporated herein by reference.)

10.5
Indemnification Agreement between CNL Retirement Properties, Inc. and Clark Hettinga effective as of December 31, 2004. Lynn Gutierrez has signed a substantially similar agreement effective as of May 13, 2005. (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant’s Registration Statement on Form S-11 filed June 14, 2005 and incorporated herein by reference.)

10.6
Agreement of Limited Partnership of CNL Health Care Partners, LP. (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000, and incorporated herein by reference.)

10.7
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

10.8
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

10.19
Third Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated January 20, 2004. (Included as Exhibit 10.73 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.20
Fourth Amendment to Purchase and Sale Agreement by and between Niles Lifestyle Limited Partnership, as Seller, and CNL Retirement Corp., as Purchaser dated February 6, 2004. (Included as Exhibit 10.74 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.21
Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Sellers, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004 (Previously filed as Exhibit 10.75 to Post-Effective Amendment No.One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

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