Form 10-Q
period 2005-09-30
CNL RETIREMENT PROPERTIES INC
filed 2005-11-14
CIK 1055264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares of common stock outstanding as of November 4, 2005, was 253,447,046.

CONTENTS

Part I - Financial Information
Page
Item 1. Financial Statements:

Unaudited Condensed Consolidated Balance Sheets	1

Unaudited Condensed Consolidated Statements of Income	2

Unaudited Condensed Consolidated Statements of Stockholders' Equity	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37-38

Item 4. Controls and Procedures	38

Part II - Other Information

Item 1. Legal Proceedings	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	40-44

Signatures	45

Exhibits

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
Assets
Real estate investment properties:
Accounted for using the operating method, net	$ 2,924,763	$ 2,580,948
Accounted for using the direct financing method	486,381	480,051
Intangible lease costs, net	103,620	98,237
	3,514,764	3,159,236

Cash and cash equivalents	39,965	51,781
Restricted cash	27,511	34,430
Accounts and other receivables, net	25,761	20,545
Deferred costs, net	23,826	17,469
Accrued rental income	88,130	51,795
Other assets	31,604	11,412
Real estate held for sale	12,628	17,182
Goodwill	5,791	5,791
	$ 3,769,980	$ 3,369,641

Liabilities and stockholders' equity
Liabilities:
Mortgages payable	$ 1,145,384	$ 937,589
Bonds payable	95,524	94,451
Construction loans payable	133,469	81,508
Line of credit	115,000	20,000
Term loan	—	60,000
Due to related parties	994	1,632
Accounts payable and other liabilities	31,260	33,937
Intangible lease liability, net	4,811	3,742
Deferred income	5,743	4,811
Security deposits	24,932	26,253
Total liabilities	1,557,117	1,263,923

Commitments and contingencies

Minority interests	4,306	2,361

Stockholders' equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion shares, issued 255,976 and 238,485 shares, respectively, outstanding 252,086 and 237,547 shares, respectively	2,521	2,376
Capital in excess of par value	2,264,197	2,135,498
Accumulated distributions in excess of net income	(61,115)	(34,517)
Accumulated other comprehensive income	2,954	—
Total stockholders' equity	2,208,557	2,103,357
	$ 3,769,980	$ 3,369,641

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Quarter Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Seniors' Housing:
Rental income from operating leases	$ 61,649	$ 44,078	$ 177,425	$ 123,340
Earned income from direct financing leases	14,999	14,162	45,688	40,303
Furniture, fixture and equipment reserve income	2,125	1,200	5,634	3,425
Contingent rent	24	30	2,035	79
Medical Office Buildings:
Rental income from operating leases	14,535	9,315	41,459	14,065
Tenant expense reimbursements	3,084	1,495	9,588	2,215
Property management and development fees	1,030	489	3,370	489
	97,446	70,769	285,199	183,916
Expenses:
Seniors' Housing property expenses	215	456	582	895
Medical Office Buildings' operating expenses	6,712	3,694	18,370	5,469
General and administrative	6,675	4,329	15,220	9,853
Asset management fees to related party	4,713	3,358	13,688	8,644
Provision for doubtful accounts	676	1,001	2,326	2,251
Depreciation and amortization	25,269	17,830	71,774	41,948
	44,260	30,668	121,960	69,060

Operating income	53,186	40,101	163,239	114,856

Interest and other income	876	1,283	2,439	2,762
Interest and loan cost amortization expense	(20,028)	(10,822)	(53,663)	(30,292)

Income before equity in earnings of unconsolidated entity, minority interests in loss (income) of consolidated subsidiaries and loss from discontinued operations	34,034	30,562	112,015	87,326

Equity in earnings of unconsolidated entity	82	50	165	97

Minority interests in loss (income) of consolidated subsidiaries	2	(157)	(395)	(157)
Income from continuing operations, net	34,118	30,455	111,785	87,266

Loss from discontinued operations	(308)	(1,541)	(7,383)	(860)

Net income	$ 33,810	$ 28,914	$ 104,402	$ 86,406

Net income (loss) per share of common stock (basic and diluted)
From continuing operations	$ 0.14	$ 0.14	$ 0.45	$ 0.43
From discontinued operations	—	(0.01)	(0.03)	—
	$ 0.14	$ 0.13	$ 0.42	$ 0.43
Weighted average number of shares of common stock outstanding (basic and diluted)	250,372	224,139	246,527	202,812

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

Nine months ended September 30, 2005 and Year Ended December 31, 2004

(in thousands, except per share data)

				Accumulated	Accumulated
	Common stock		Capital in	distributions	other
	Number	Par	excess of	in excess of	comprehensive
	of shares	value	par value	net income	income	Total

Balance at December 31, 2003	150,077	$ 1,501	$ 1,349,719	$ (5,279)	$ —	$ 1,345,941

Net income	—	—	—	117,918	—	117,918

Subscriptions received for common stock through public offerings and reinvestment plan	88,155	882	879,386	—	—	880,268

Retirement of common stock	(685)	(7)	(6,491)	—	—	(6,498)

Stock issuance costs	—	—	(87,116)	—	—	(87,116)

Distributions declared and paid ($0.7104 per share)	—	—	—	(147,156)	—	(147,156)

Balance at December 31, 2004	237,547	2,376	2,135,498	(34,517)	—	2,103,357

Net income	—	—	—	104,402	—	104,402

Change in fair value of cash flow hedges	—	—	—	—	2,954	2,954

Total comprehensive income	—	—	—	104,402	2,954	107,356

Subscriptions received for common stock through public offerings and reinvestment plan	17,568	175	172,794	—	—	172,969

Retirement of common stock	(3,029)	(30)	(28,744)	—	—	(28,774)

Stock issuance costs			(15,351)	—	—	(15,351)

Distributions declared and paid ($0.5328 per share)	—	—	—	(131,000)	—	(131,000)

Balance at September 30, 2005	252,086	$ 2,521	$ 2,264,197	$ (61,115)	$ 2,954	$ 2,208,557

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2005	2004
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$ 148,895	$ 107,424

Investing activities:
Investment in land, buildings and equipment	(355,248)	(746,389)
Investment in direct financing leases	(278)	(28,717)
Investment in intangible lease costs	(14,417)	(64,260)
Investment in The DASCO Companies, LLC	—	(5,791)
Investment in Senior Secured Term Loan	(12,000)	—
Payment of acquisition fees and costs	(18,595)	(60,609)
Payment of deferred leasing costs	(798)	—
Distributions from unconsolidated entity	158	99
Decrease (increase) in restricted cash	1,646	(10,138)
Net cash used in investing activities	(399,532)	(915,805)

Financing activities:
Proceeds from borrowings on mortgages payable	228,510	155,045
Principal payments on mortgages payable	(64,153)	(27,689)
Proceeds from issuance of life care bonds	8,189	8,611
Retirement of life care bonds	(7,116)	(5,633)
Proceeds from construction loans payable	51,961	60,358
Proceeds from line of credit	115,000	—
Repayment of line of credit	(20,000)	—
Payment on term loan	(60,000)	—
Payment of loan costs	(9,825)	(10,160)
Contributions from minority interests	1,782	503
Distributions to minority interests	(233)	(11)
Subscriptions received from stockholders	172,969	797,924
Distributions to stockholders	(130,942)	(105,939)
Retirement of common stock	(32,071)	(1,919)
Payment of stock issuance costs	(15,250)	(80,041)
Net cash provided by financing activities	238,821	791,049

Net decrease in cash and cash equivalents	(11,816)	(17,332)

Cash and cash equivalents at beginning of period	51,781	167,090

Cash and cash equivalents at end of period	$ 39,965	$ 149,758

Supplemental schedule of non-cash financing activities:

Mortgages assumed on properties purchased	$ 43,076	$ 365,167

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

1.

Organization and Basis of Presentation:

Organization – CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a "REIT") for federal income tax purposes.  The term "Company" includes CNL Retirement Properties, Inc. and each of its subsidiaries and several consolidated partnerships and joint ventures.  Various other wholly owned or majority owned subsidiaries are expected to be formed in the future for the purpose of acquiring or developing real estate properties and holding other permitted investments.

The Company acquires real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States.  The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings, specialty clinics, walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals and other types of health care-related facilities (collectively "MOBs").  Seniors' Housing facilities are generally leased on a long-term, triple-net basis and MOBs are generally leased on a shorter-term, gross or triple-net basis.  The Company may provide mortgage financing loans ("Mortgage Loans"), furniture, fixture and equipment financing ("Secured Equipment Leases") and other loans to operators or developers of Seniors' Housing and other health care-related facilities. In addition, the Company may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries.  The Company operates in one business segment, which is the ownership, development, management and leasing of health care-related real estate.  As of September 30, 2005, the Company owned 188 Seniors' Housing facilities, 70 MOBs and a parcel of land.

In August 2004, the Company acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company that manages thirty-seven of the Company's MOBs and is developing three of the Company's MOBs as of September 30, 2005.  DASCO also provides development and property management services to unrelated third parties.

The Company has retained CNL Retirement Corp. (the "Advisor") as its advisor to provide management, acquisition, advisory and administrative services relating to its Properties, Mortgage Loans, Secured Equipment Lease program, other loans and other permitted investments pursuant to an advisory agreement that was renewed pursuant to a Renewal Agreement effective May 3, 2005 for a one-year term and was amended by an amendment to the Renewal Agreement on July 13, 2005 (the "Advisory Agreement").

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements.  The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Operating results for the nine months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005.  Amounts included in the financial statements as of December 31, 2004, have been derived from the audited financial statements.

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

Reclassifications – Certain items in the prior periods' financial statements have been reclassified to conform to the 2005 presentation, including those related to our discontinued operations (see Note 10).  These reclassifications had no effect on reported equity or net income.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

2.

Summary of Significant Accounting Policies:

Derivative Instruments and Hedging Activities – Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.  Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  During 2005, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt (see Note 12).

As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations.  Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

3.

Public Offerings:

During the nine months ended September 30, 2005, the Company received subscription proceeds of $173.0 million from its fifth public offering (the "2004 Offering").  Total gross proceeds received from the 2004 Offering and the four prior public offerings ("Prior Offerings") amount to $2.6 billion at September 30, 2005.

The Company incurred offering expenses, including selling commissions, marketing support fees, due diligence expense reimbursements, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings.  Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the Company's public offerings.  During the nine months ended September 30, 2005 and 2004, the Company incurred $15.4 million and $78.9 million, respectively, in offering costs, including $11.6 million and $62.5 million, respectively, in selling commissions and marketing support fees.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

Under the terms of the Advisory Agreement, the acquisition fees to which the Advisor and its affiliates are entitled was reduced from 4% to 3% of Total Proceeds (as defined in the Advisory Agreement), effective May 3, 2005.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

4.

Investment Properties:

Accounted for Using the Operating Method – Properties subject to operating leases consisted of the following at (dollars in thousands):

	September 30, 2005	December 31, 2004
Land and land improvements	$ 345,681	$ 311,198
Buildings and building improvements	2,494,780	2,118,086
Tenant improvements	93,194	62,641
Equipment	73,766	65,936
	3,007,421	2,557,861
Less accumulated depreciation	(134,770)	(73,716)
	2,872,651	2,484,145
Construction in progress	52,112	96,803
	$ 2,924,763	$ 2,580,948

Number of Properties (1)(2):
Seniors' Housing:
Operating	149	130
Under construction	2	3
	151	133
Medical Office Buildings:
Operating	67	49
Under construction	3	3
	70	52
	221	185

(1)	At September 30, 2005, excludes four Seniors' Housing facilities and a parcel of land held for sale. At December 31, 2004, excludes four Seniors' Housing facilities held for sale.
(2)	Includes twenty-four MOBs and one Seniors' Housing facility subject to long-term ground lease agreements.

Revenue recognized from the straight-lining of lease revenues over current contractually due amounts was $36.0 million and $28.0 million for the nine months ended September 30, 2005 and 2004, respectively ($12.4 million and $10.4 million for the quarters ended September 30, 2005 and 2004, respectively).  These amounts are included in rental income from operating leases in the accompanying unaudited condensed consolidated statements of income.

Future minimum lease payments contractually due under the noncancellable operating leases at September 30, 2005, exclusive of renewal option periods and contingent rents, were as follows (in thousands):

2005	$ 65,106
2006	266,884
2007	269,657
2008	272,302
2009	273,271
Thereafter	2,598,472
$ 3,745,692

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

4.

Investment Properties – Continued:

Accounted for Using the Direct Financing Method – Components of net investment in direct financing leases consisted of the following at (dollars in thousands):

	September 30, 2005	December 31, 2004
Minimum lease payments receivable	$ 1,487,130	$ 1,529,171
Estimated residual values	449,099	449,099
Less unearned income	(1,449,848)	(1,498,219)
Net investment in direct financing leases	$ 486,381	$ 480,051

Number of Properties	33	33

Lease payments due to the Company relating to six direct financing leases with a carrying value of $131.7 million are subordinate to first mortgage construction loans with third parties entered into by the tenants to fund development costs related to the Properties.

Future minimum lease payments contractually due under direct financing leases at September 30, 2005, were as follows (in thousands):

2005	$ 13,114
2006	54,179
2007	55,167
2008	56,255
2009	58,066
Thereafter	1,250,349
$ 1,487,130

5.

Intangible Lease Costs:

Intangible lease costs included the following at (in thousands):

	September 30, 2005	December 31, 2004
Intangible lease origination costs:
In-place lease costs	$ 103,736	$ 88,740
Customer relationship values	12,152	11,698
	115,888	100,438
Less accumulated amortization	(20,057)	(9,934)
	95,831	90,504

Above market lease values	9,744	8,475
Less accumulated amortization	(1,955)	(742)
	7,789	7,733
	$ 103,620	$ 98,237

Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable Property acquisition.  Above market lease amortization charged against rental income from operating leases in the accompanying unaudited condensed consolidated statements of income was $1.2 million and $0.4 million, for the nine months ended September 30, 2005 and 2004, respectively ($0.4 million and $0.3 million for the quarters ended September 30, 2005 and 2004, respectively).

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

6.

Restricted Cash:

Restricted cash included the following at (in thousands):

	September 30, 2005	December 31, 2004
Property acquisition deposits	$ 8,601	$ 1,950
Lender escrow reserves	6,957	3,808
Horizon Bay tenant rent deposit	4,263	9,537
Furniture, fixture and equipment reserves	5,741	4,894
Transfer agent escrows	899	13,214
Other	1,050	1,027
	$ 27,511	$ 34,430

7.

Accounts and Other Receivables:

Accounts and other receivables included the following at (in thousands):

	September 30, 2005	December 31, 2004
Rental revenues receivable	$ 27,601	$ 21,790
Other receivables	4,960	2,655
	32,561	24,445
Less allowance for doubtful accounts	(6,800)	(3,900)
	$ 25,761	$ 20,545

At September 30, 2005 and December 31, 2004, rental revenues receivable included past due rents aggregating $15.6 million and $10.7 million, respectively.  The provision for doubtful accounts for the nine months ended September 30, 2005 and 2004, was $2.9 million and $2.3 million, respectively, which included $2.3 million from continuing operations in both periods and $0.6 million and $0, respectively, from discontinued operations.  The provision for doubtful accounts for the quarters ended September 30, 2005 and 2004 was $1.3 million and $1.0 million, respectively, which included $0.7 million and $1.0 million, respectively, from continuing operations and $0.6 million and $0, respectively, from discontinued operations.

8.

Deferred Costs:

Deferred costs included the following at (in thousands):

	September 30, 2005	December 31, 2004
Financing costs	$ 25,249	$ 17,989
Leasing commissions	989	523
Other lease costs	757	341
	26,995	18,853
Less accumulated amortization	(7,779)	(5,408)
	19,216	13,445

Lease incentives	4,912	4,114
Less accumulated amortization	(302)	(90)
	4,610	4,024
	$ 23,826	$ 17,469

Lease incentive costs are amortized to rental income over the terms of the leases.  Lease incentive costs amortization charged against rental income for the nine months ended September 30, 2005 and 2004, was $0.2 million and $0, respectively ($0.1 million and $0 for the quarters ended September 30, 2005 and 2004, respectively).

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

9.

Other Assets:

Other assets as of September 30, 2005 were $31.6 million and consisted of a $12.0 million loan advance under a five-year $85.0 million, senior secured term loan to finance the acquisition, development, syndication and operation of new and existing surgical partnerships which bears interest at 14.0% ("Senior Secured Term Loan") to an affiliate of the Cirrus Group, LLC ("Cirrus"), the fair value of derivative assets of $3.0 million, miscellaneous prepaid expenses, office equipment and prepaid acquisition costs of $16.6 million.  Other assets as of December 31, 2004, were $11.4 million and consisted of miscellaneous prepaid expenses, office equipment and prepaid acquisition costs.

10.

Real Estate Held For Sale:

As of September 30, 2005, real estate held for sale included four Seniors' Housing facilities with an aggregate net carrying value of $9.4 million and a 10.4 acre parcel of land that was acquired in 2005 for $3.2 million as part of a portfolio of Seniors' Housing Properties.  In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," we have reclassified the assets and operating results from the Seniors' Housing Properties, restating previously reported results to reflect the reclassification on a comparable basis.

The assets of the real estate held for sale were presented separately in the accompanying unaudited condensed consolidated balance sheets and consist of the following at (in thousands):

	September 30, 2005	December 31, 2004
Real estate investment properties accounted for using the operating method, net	$ 12,423	$ 16,599
Accrued rental income	205	583
	$ 12,628	$ 17,182

The operational results associated with the Properties were presented as loss from discontinued operations in the accompanying unaudited condensed consolidated statements of income.  Summarized financial information is as follows (in thousands):

	Quarter Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Rental income from operating leases	$ 392	$ 550	$ 1,448	$ 1,661
Provision for doubtful accounts	(616)	—	(616)	—
Impairment provisions	—	(1,883)	(7,740)	(1,883)
Loss from discontinued operations	(308)	(1,541)	(7,383)	(860)

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

11.

Indebtedness:

Mortgages Payable – Mortgage notes payable and the net book value ("NBV") of the associated collateral consisted of the following at (in thousands):

	September 30, 2005			December 31, 2004
	Mortgages Payable		NBV of Collateral	Mortgages Payable	NBV of Collateral

Various mortgages payable, interest only payments at variable rates based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.9% (4.53% weighted average interest rate at September 30, 2005), maturing October 2005	$ 140,445	(1)	$ 276,927	$ 110,445	$ 229,244

Various mortgages payable, interest only payments at variable rates ranging from LIBOR plus 1.0% to 3.0% (5.01% weighted average interest rate at September 30, 2005), maturing from November 2006 to March 2010	366,547	(2)	671,697	276,166	508,381

Two mortgages payable, interest only payments at a 30-day commercial paper rate plus 1.82% or 2.15% (5.80% weighted average interest rate at September 30, 2005), maturing March 2007 and May 2007	43,920		100,890	43,920	109,116

Various fixed rate mortgages, interest only payments, bearing interest at rates ranging from 4.85% to 6.06%, (5.79% weighted average interest rate at September 30, 2005), maturing September 2010 through April 2012	206,155		426,467	167,145	355,145

Various fixed rate mortgages payable, principal and interest payments, including net premiums of $1.1 million and $0.7 million, respectively, bearing interest at rates ranging from 4.91% to 8.42% (6.25% weighted average interest rate at September 30, 2005), maturing July 2007 through November 2038	388,317		634,525	339,913	567,336
	$ 1,145,384		$ 2,110,506	$ 937,589	$ 1,769,222

(1)

On October 3, 2005, the Company exercised an extension option available under the $140.4 million mortgage notes that were to mature in October 2005 and negotiated the inclusion of an $82.2 million variable rate mortgage loan due to mature in April 2008 and drew an additional $19.4 million under the facility all to mature in October 2013.  The facility contains provisions that will allow the Company to draw an additional $58.0 million upon providing additional collateral.  Of the new $242.0 million mortgage note payable, $121.0 million will bear fixed rate interest at 5.63% requiring principal and interest payments through maturity and $121.0 million will bear variable rate interest based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.95% requiring interest only payments through maturity.  The Company also has the option to convert the variable rate debt component to fixed rate debt.

(2)	The Company entered into interest rate swap agreements tied to debt with an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in LIBOR rates.

Certain fixed rate loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

11.

Indebtedness – Continued:

The following is a schedule of maturities for all mortgage notes payable, excluding loan premiums, at September 30, 2005 (in thousands):

2005	$ 142,387
2006	54,196
2007	65,303
2008	141,931
2009	141,566
Thereafter	598,914
$ 1,144,297

Bonds Payable – The Company has non-interest bearing life care bonds payable to certain residents of its two CCRCs.  At September 30, 2005, $95.5 million was outstanding in bonds payable of which, $43.2 million of the bonds are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death and $53.2 million of the bonds are not refunded until the unit has been successfully remarketed to a new resident.  During the nine months ended September 30, 2005, the tenant of the Company's two CCRCs issued new bonds to new residents totaling $8.2 million and used the proceeds from the bonds issued in the current period and prior periods to retire $7.1 million of existing bonds on the Company's behalf.

Construction Loans Payable – Construction loans payable consisted of the following at (in thousands):

	Total Facility	September 30, 2005	December 31, 2004

Five construction loans payable, each bearing interest at 30-day LIBOR plus 2.25% (6.02% weighted average interest rate at September 30, 2005), with monthly interest only payments, maturing November 2006

	$ 83,100	$ 70,180	$ 47,148

Construction loan payable bearing interest at the lender's base rate, as defined, plus 2.25% with a minimum rate of 6.50% (9.00% at September 30, 2005), with monthly interest only payments, maturing December 2007	48,000	43,520	32,339

Construction loan payable bearing interest at 30-day LIBOR plus 1.75% (5.58% at September 30, 2005), with monthly interest only payments, maturing July 2009	14,287	10,434	2,021

Construction loan payable bearing interest at 30-day LIBOR plus 1.70% (5.39% at September 30, 2005), with monthly interest only payments, maturing April 2012	11,280	5,164	—

Construction loan payable bearing interest at 30-day LIBOR plus 1.80% (5.49% at September 30, 2005), with monthly interest only payments, maturing December 2013	6,600	4,171	—
	$ 163,267	$ 133,469	$ 81,508

Line of Credit – On August 23, 2005, the Company amended and restated its $85.0 million credit agreement and closed on a $320.0 million amended and restated senior secured revolving line of credit, which permits the Company to expand the borrowing capacity up to $400.0 million and extended the initial maturity date to August 23, 2007 (the "Revolving LOC").  The Revolving LOC is collateralized by 36 Properties with a carrying value of approximately

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

11.

Indebtedness – Continued:

$391.4 million at September 30, 2005, that in the aggregate, currently allows the Company to draw up to $280.0 million.  The Revolving LOC contains two one-year extension options and may be used to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes. The Revolving LOC requires interest only payments at LIBOR plus a percentage that fluctuates depending on the Company's aggregate amount of debt outstanding in relation to the Company's total assets (5.42% all-in rate at September 30, 2005).  At September 30, 2005, $115.0 million was outstanding under the Revolving LOC.

Term Loan – On January 13, 2005, the Company repaid and terminated a $60.0 million 14-day term loan used for the acquisition of Properties for which permanent financing was obtained in January 2005.

Interest and loan cost amortization expense was $53.7 million and $30.3 million for the nine months ended September 30, 2005 and 2004, respectively ($20.0 million and $10.8 million for the quarters ended September 30, 2005 and 2004, respectively).  Interest capitalized to construction in progress in the accompanying unaudited condensed consolidated balance sheets was $1.1 million and $0.7 million, for the nine months ended September 30, 2005 and 2004, respectively ($0.4 million and $0.5 million for the quarters ended September 30, 2005 and 2004, respectively).

The fair market value of the Company's outstanding mortgage notes and construction loans payable was $1.3 billion at September 30, 2005.

12.

Financial Instruments: Derivatives and Hedging:

At September 30, 2005, derivatives with a fair value of $3.0 million were included in other assets in the accompanying unaudited condensed consolidated balance sheets.  The change in net unrealized gain of $3.0 million as of September 30, 2005, for derivatives designated as cash flow hedges is disclosed separately in the accompanying unaudited condensed consolidated statements of stockholders' equity as the change in fair value of cash flow hedges.  No hedge ineffectiveness was recognized during the nine months ended September 30, 2005.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable rate debt.  The change in net unrealized income on cash flow hedges reflects a reclassification of $0.6 million of net unrealized gain from accumulated other comprehensive income to interest expense during the nine months ended September 30, 2005.  During the next twelve months, the Company expects to reclassify approximately $0.4 million of the current balance held in accumulated other comprehensive income related to the interest rate swaps to earnings.

Hedge Type	Notional Amount (in thousands)	Rate	Maturity	Fair Value (in thousands)
Swap, Cash Flow	$100,000	4.1840%	January 12, 2010	$1,261
Swap, Cash Flow	83,750	4.1764%	January 1, 2010	1,072
Swap, Cash Flow	50,000	4.2085%	March 31, 2010	621

13.

Intangible Lease Liability:

Intangible lease liability at September 30, 2005 and December 31, 2004, was $4.8 million and $3.7 million, respectively, consisting of the unamortized carrying value of below market rate leases associated with Properties acquired.  Intangible lease liability is amortized over the remaining term of the associated lease, including below market rent lease extension, if any.  Intangible lease liability accreted to rental income from operating leases in the accompanying unaudited condensed consolidated statements of income was $0.8 million and $0.4 million, for the nine months ended September 30, 2005 and 2004, respectively ($0.2 million and $0.3 million for the quarters ended September 30, 2005 and 2004, respectively).

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

14.

Commitments and Contingencies:

The following table presents the Company's commitments, contingencies and guarantees by expiration period as of September 30, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$ —	$ —	$ —	$ 2,334	$ 2,334
Earnout provisions (2)	23,979	2,000	—	—	25,979
Capital improvements to investment Properties	42,071	—	—	—	42,071
Unfunded Senior Secured Term Loan (3)	73,000	—	—	—	73,000
Ground leases	426	880	886	21,125	23,317
Pending investments (4)	154,025	—	—	—	154,025
	$ 293,501	$ 2,880	$ 886	$ 23,459	$ 320,726

(1)

In connection with the ownership of a 9.90% limited partnership interest in CNL Plaza, Ltd., the Company severally guaranteed 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the general partner of the limited partnership that matures December 31, 2010.  As of September 30, 2005, the uncollateralized promissory note had an outstanding balance of $14.0 million.  The Company has not been required to fund any amounts under this guarantee.  In the event the Company is required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

In connection with the acquisition of 41 Properties, the Company may be required to make additional payments to the seller if certain earnout provisions are achieved by the earnout date for each Property.  The calculation generally considers the net operating income for the Property, the Company's initial investment in the Property and the fair value of the Property.  In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly.  Amounts presented represent maximum exposure to additional payments.  Earnout amounts related to six additional Properties are subject to future values and events which are not quantifiable at September 30, 2005, and are not included in the table above.

(3)

On August 11, 2005, the Company entered into an agreement to provide a Cirrus affiliate with an $85.0 million, Senior Secured Term Loan.  Interest on the facility will accrue at the rate of 14.0% per annum.  During the first 48 months of the term, interest of 9.5% will be payable monthly and the balance of 4.5% will be capitalized to the loan; thereafter, interest in full at the rate of the greater of 14.0% or LIBOR plus 9.0% will be payable monthly.  Principal is payable at maturity.  The loan will be subject to equity contribution requirements and borrower financial covenants that will dictate the draw down availability.  As of September 30, 2005, there was $12.0 million outstanding under this facility which was included in other assets in the accompanying unaudited condensed consolidated balance sheets. In connection with the Senior Secured Term Loan, the Company received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

(4)

As of September 30, 2005, the Company had initial commitments to acquire four MOBs and two specialty hospitals, and to develop seven additional MOBs for which it had posted a non-refundable $8.6 million deposit.  These acquisitions are expected to occur in the first quarter of 2006.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

14.

Commitments and Contingencies – Continued:

In addition, the Company had an initial commitment to acquire an interest in an entity that is expected to develop one MOB.  The acquisition of each of these investments is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these investments will be acquired by the Company.

Ground Leases – Twenty-four of the Company's Properties are subject to ground leases.  These ground leases have predetermined rent increases based on the CPI index or a defined percentage and termination dates ranging from 2045 to 2084.  Nineteen of the ground leases contain renewal options for terms of 30 to 50 years.  During the quarter and nine months ended September 30, 2005, the Company recognized ground lease expense of $142,000 and $342,000, respectively, including $33,000 and $145,000, respectively, from the straight-lining of ground lease expense, which is included in Seniors' Housing property expenses and MOB operating expenses in the accompanying unaudited condensed consolidated statements of income.  During the quarter and nine months ended September 30, 2004, the Company recognized ground lease expense of $56,000 and $77,000, respectively.

Legal Matters – From time to time, the Company is exposed to litigation arising from an unidentified pre-acquisition contingency or from the operation of its business.  Management does not believe that resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

15.

Redemption of Shares:

During the nine months ended September 30, 2005 and 2004, 3,029,267 and 361,655 shares, respectively, of common stock were redeemed for $28.8 million and $3.4 million, respectively, and retired from shares outstanding of common stock.  The Company amended its redemption plan in the second quarter of 2004 to change its redemption price from $9.20 per share to $9.50 per share.

16.

Distributions:

For the nine months ended September 30, 2005, approximately 70% of the distributions paid to stockholders were considered ordinary income and approximately 30% were considered a return of capital for federal income tax purposes.  No amounts distributed to stockholders for the nine months ended September 30, 2005, are required to be or have been treated by the Company as a return of capital for purposes of calculating the stockholders' return on their invested capital.

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

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

17.

Related Party Arrangements – Continued:

Pursuant to the Advisory Agreement, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.  During the quarters and nine months ended September 30, 2005 and 2004, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$ 824	$ 3,262	$ 4,849	$ 34,992
Acquisition fees from debt proceeds	—	255	11,102	25,358
	824	3,517	15,951	60,350

Asset management fees (2)	4,881	3,635	14,190	9,142

Reimbursement of expenses (3):
Acquisition expenses	88	89	154	322
General and administrative expenses	1,562	1,027	4,153	3,334
	1,650	1,116	4,307	3,656
	$ 7,355	$ 8,268	$ 34,448	$ 73,148

(1)

For the period from May 3, 2005 through September 30, 2005, acquisition fees for, among other things, identifying Properties and structuring the terms of the leases were equal to 3% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4% of gross offering and loan proceeds for the period from May 14, 2004 through May 2, 2005 and 4.5% of gross offering and loan proceeds under the Prior Offerings).  These fees are included in other assets in the accompanying unaudited condensed consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

If there is a listing of the Company's common stock on a national securities exchange or over-the-counter market ("List" or "Listing"), the Advisor will receive an acquisition fee equal to 3% of amounts outstanding on the line of credit, if any, at the time of Listing.  Certain fees payable to the Advisor upon Listing, the orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

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

Pursuant to the Advisory Agreement, the Advisor is required to reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap").  Operating expenses for the Expense Years ended September 30, 2005 and 2004, did not exceed the Expense Cap.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

17.

Related Party Arrangements – Continued:

CNL Securities Corp. received fees based on the amounts raised from the Company's offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in the Company's second public offering.  Affiliates of the Advisor are reimbursed for certain offering expenses incurred on behalf of the Company.  Offering expenses incurred by the Advisor and its affiliates on behalf of the Company, together with selling commissions, the marketing support fee and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the offerings.

During the nine months ended September 30, 2005 and 2004, the Company incurred the following fees and costs (in thousands):

	Nine months ended September 30,
	2005	2004

Selling commissions	$ 8,901	$ 57,449
Marketing support fees	2,729	5,056
Offering and due diligence costs	3,721	16,411
	$ 15,351	$ 78,916

Amounts due to related parties consisted of the following at (in thousands):

	September 30,	December 31,
	2005	2004
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$ 12	$ 21
Accounting and administrative services	542	761
Acquisition fees and expenses	135	656
	689	1,438

Due to CNL Securities Corp.:
Selling commissions	233	149
Marketing support fees and due diligence expense reimbursements	72	45
	305	194
	$ 994	$ 1,632

Century Capital Markets, LLC ("CCM"), an entity in which CNL Capital Corp., an affiliate of the Advisor, was formerly a non-voting Class C member, made the arrangements for the two commercial paper loans totaling $43.9 million described in Note 11.  The monthly interest payments due under these commercial paper loans include an annual margin of either 30 or 40 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans.  For the nine months ended September 30, 2005 and 2004, $115,600 and $82,000, respectively, was paid to CCM related to these services.  Effective September 30, 2005, a non-affiliated third party assumed the administration of these commercial paper loans.  Therefore, the Company now pays the monthly services fee directly to the non-affiliated third party.

The Company maintains bank accounts in a bank in which certain officers and directors of the Company serve as directors and are principal stockholders.  The amounts deposited with this bank were $3.2 million and $22.9 million at September 30, 2005 and December 31, 2004, respectively.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

17.

Related Party Arrangements – Continued:

The Company owns a 9.90% interest in a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of the Advisor’s parent company lease office space.  The remaining interests in the limited partnership are owned by several entities with present or former affiliations with the Advisor’s parent company.  On September 30, 2005, the Company severally guaranteed 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the limited partnership that matures December 31, 2010.  During the nine months ended September 30, 2005 and 2004, the partnership distributed approximately $158,000 and $99,000, respectively, to the Company.

In September 2004, a company which is owned by the Company's chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with ten of the Company's tenants (the "HRA Tenants") to the remaining members of the limited liability company.  The HRA Tenants contributed 27% and 31% of the Company's total revenues for the quarter and nine months ended September 30, 2004, respectively.

The Company's chairman of the board is a director in a hospital that leases office space in seven of the MOBs that the Company acquired in August 2004.  Additionally, one of the Company's independent directors is a director in a health system that leases office space in one of the Company's MOBs that was acquired in April 2004.  During the quarter and nine months ended September 30, 2005, these tenants contributed less than 1% of the Company's total revenues.

18.

Concentration of Credit Risk:

At September 30, 2005, the Company leased its Seniors' Housing facilities to 22 tenants.  Two tenants affiliated with Horizon Bay Management, LLC ("Horizon Bay") contributed 22% of the Company's total revenues for the nine months ended September 30, 2005.  The HRA Tenants contributed 22% of the Company's total revenues for the nine months ended September 30, 2005.  No other Seniors' Housing tenant contributed more than 10% of the Company's total revenues for the nine months ended September 30, 2005.  Several of the Company's tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the net operating income generated from the Seniors' Housing facilities to fund rent obligations under their leases.  At September 30, 2005, $6.3 million of the $6.8 million allowance for doubtful accounts pertained to HRA Tenants.  At September 30, 2005, the Company's MOBs were leased to more than 700 tenants.

At September 30, 2005, 106 of the 188 Seniors' Housing facilities were operated by Sunrise Senior Living Services, Inc. ("Sunrise"), a wholly owned subsidiary of Sunrise Senior Living, Inc.  Additionally, as of September 30, 2005, two Seniors' Housing Properties were being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc.  Upon completion of each development, each facility will be operated by Sunrise.  Horizon Bay operates 27 Seniors' Housing facilities and six additional operators manage the remaining 53 Seniors' Housing facilities.  At September 30, 2005, DASCO managed or was developing 40 of the Company's 70 MOBs, and the remaining 30 MOBs were managed by nine third-party property managers.

To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, the Company may pursue its remedies under the lease with respect to any of the Properties in the portfolio ("Cross-Default").  Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling" or "Pooled").  In addition, as of September 30, 2005, the Company held $24.9 million in security deposits and rental support related to certain Properties.  The Company had remaining limited guarantees from certain tenants and operators that aggregated $8.8 million as of September 30, 2005, related to 12 of its Properties.

In connection with 19 of the Company's Properties, Sunrise has guaranteed rent payments until the earlier of December 31, 2005, or the date upon which the Properties achieve specified performance thresholds.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2005 and 2004

(Unaudited)

18.

Concentration of Credit Risk – Continued:

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

In connection with the purchase of five Seniors' Housing facilities that were in various stages of development and were being developed by Sunrise Development, Inc., Sunrise has guaranteed the tenants' obligations to pay minimum rent and the furniture, fixture and equipment reserve due under the leases until the later of (i) March 2006 or (ii) 18 months after the final development date, as defined in the lease agreement.  During 2004, three of these five Properties commenced operations. In addition, Sunrise has guaranteed the tenants' rent obligations related to three additional Seniors' Housing facilities for which construction was completed in 2004 until the later of (i) September 2006 or (ii) the Properties achieving predetermined rent coverage thresholds.

Although the Company acquires Properties located in various states and regions and screens its tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the Company's results of operations.

19.

Subsequent Events:

Property Acquisitions – In October 2005, the Company acquired a 70% equity interest in an entity that is expected to develop an approximate 67,000-square-foot MOB subject to a ground lease which was entered into by the entity in October 2005.  The MOB will be developed by DASCO for an estimated $12.7 million commencing in November 2005 with an estimated completion date in the third quarter of 2006.

Permanent Financing – In October 2005, the Company entered into a $57.7 million mortgage loan collateralized by eight Properties.  The loan has a fixed interest rate of 5.39% and requires interest only payments until November 2010, and principal and interest payments thereafter until maturity in November 2015.  Loan proceeds were used to repay borrowings under the Company's Revolving LOC.

In October 2005, the Company committed with the above lender to enter into two additional mortgage loan facilities which will be funded and collateralized upon the acquisition of certain Properties for which the Company has commitments to acquire at September 30, 2005.  One is a $40.0 million note payable, ($30.0 million of which has been locked into a 5.61% fixed rate 10-year mortgage loan and $10.0 million of which the interest rate has not yet been determined) that will be collateralized by six Properties.  The other is a $51.8 million, 10-year mortgage loan that will be collateralized by seven Properties and for which the interest rate has not yet been determined.

Other – During the period October 1, 2005 through November 4, 2005, the Company received subscription proceeds for an additional 1.2 million shares ($11.8 million) of common stock.

On October 1, 2005 and November 1, 2005, the Company's board of directors declared distributions totaling $14.9 million and $15.0 million, respectively, or $0.0592 per share of common stock, payable by December 31, 2005.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We primarily acquire real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States.  The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings, specialty clinics, walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals and other types of health care-related facilities (collectively "MOBs").  Our continuing focus during 2005 is stabilizing the operating performance of our Properties, developing new relationships and strengthening existing relationships with our tenants, operators, managers and lenders.  We have raised capital through our equity offering, placed permanent or construction financing on new or unencumbered Properties and invested these proceeds in Properties and other permitted investments.  During the nine months ended September 30, 2005, we received gross offering proceeds of $173.0 million, obtained or assumed $271.6 million of permanent financing, entered into interest rate swap agreements tied to debt with an aggregate notional amount of $233.8 million that reduced our aggregate variable interest-rate debt, drew $52.0 million under our construction loan facilities and amended our revolving line of credit (the “Revolving LOC”) to increase the borrowing capacity to up to $400.0 million under more favorable terms.  Additionally, we prepaid $58.3 million of above-market variable interest-rate mortgage debt and repaid $60.0 million under a term loan.  We also invested $422.3 million in the acquisition of 37 Properties and the funding of our development projects and ongoing capital improvements of our Properties.  In addition, we funded a $12.0 million loan advance under a five-year $85.0 million, senior secured term loan to finance the acquisition, development, syndication and operation of new and existing surgical partnerships which bears interest at 14.0% ("Senior Secured Term Loan") to an affiliate of the Cirrus Group, LLC ("Cirrus").

As of September 30, 2005, we held real estate assets located in 33 states consisting of (dollars in thousands):

	Number of Properties	Investment at September 30, 2005
Seniors' Housing facilities:
Operating	182	$ 2,831,548
Under development	2	42,097
Medical Office Buildings:
Operating	67	630,735
Under development	3	10,384
	254	$ 3,514,764

Real estate held for sale	5	$ 12,628

Liquidity and Capital Resources

We primarily acquire or develop Properties.  We may also provide mortgage financing loans ("Mortgage Loans") and other loans to operators or developers of Seniors' Housing or other health care-related facilities or make other permitted investments; however, we have not entered into any Mortgage Loans as of September 30, 2005.  We have relied on the sale of our common stock to fund a portion of our Property acquisitions.  We also obtained funds through borrowings under permanent or construction financing, operating activities and draws on our Revolving LOC.  We expect to continue to be able to pay distributions to maintain our real estate investment trust ("REIT") status in accordance with the Internal Revenue Code of 1986, as amended which requires that we distribute at least 90% of our taxable income to stockholders.  During the remainder of 2005, we expect to continue to take measures to monitor and manage the amount of proceeds raised through our public offering to more closely align offering proceeds with our actual capital requirements in order to avoid amassing additional capital that greatly exceeds our capital requirements.  Excess offering proceeds would be placed in short-term accounts which would likely earn interest at lower rates than the return which would be expected if such capital had been invested in Properties, other loans or other permitted investments.  Due to this management strategy, we do not anticipate raising additional proceeds through our public offering at volumes comparable to that of prior years.  We believe that borrowings under permanent or construction financing, operating activities, draws on our Revolving LOC and offering proceeds, to the extent available, will be sufficient to meet our capital requirements.

Common Stock Offerings

As of September 30, 2005, we have made five best efforts public offerings and received aggregate subscriptions of $2.6 billion, representing 252.1 million shares outstanding.  The price per share of all of our equity offerings has been $10 per share with the exception of shares purchased through our reinvestment plan which are currently priced at $9.50 per share.  Selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses will not exceed 13% of gross proceeds.

During the nine months ended September 30, 2005, net proceeds received from our offering of shares, after deduction of incurred selling commissions, marketing support fees, due diligence expense reimbursements, offering expenses and redemptions, totaled approximately $128.8 million.

During the period October 1, 2005 through November 4, 2005, we received additional net offering proceeds of $10.5 million, proceeds from new permanent financing of $77.0 million and incurred acquisition costs and fees of $2.8 million, including $2.3 million related to acquisition fees on the new permanent financing.

The number of Properties to be acquired and Mortgage Loans, other loans and other permitted investments in which we may invest will depend on the amount of net offering proceeds and loan proceeds available to us and the availability of reasonably priced Properties and other permitted investments.  During the remainder of 2005, we expect to have access to capital through the proceeds that have already been raised from our fifth public offering (the "2004 Offering") and the leveraging of our unencumbered or newly acquired Properties that will be sufficient to take advantage of acquisition opportunities.

Under our Amended and Restated Articles of Incorporation, if we do not list our shares on a national securities exchange or over-the-counter market ("List" or "Listing") by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.

Redemptions

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations.  During the nine months ended September 30, 2005, 3,029,267 shares were redeemed and retired at $9.50 per share for $28.8 million.

Property Acquisitions

At September 30, 2005, our investment portfolio consisted of 259 Properties located in 33 states with an aggregate investment amount of approximately $3.5 billion compared to 222 Properties located in 32 states with an aggregate investment amount of approximately $3.2 billion at December 31, 2004.  During the nine months ended September 30, 2005, we invested $422.3 million in 37 Properties, including the payout of $9.5 million in earnouts to the seller of two Properties acquired in 2003.  The Properties acquired were 18 Seniors' Housing facilities, consisting primarily of assisted living and independent living facilities, 16 MOBs, 2 MOBs under construction and a 10.4 acre parcel of land which we intend to sell.  We, as lessor, have entered into long-term, triple-net lease agreements relating to the Seniors' Housing Properties and shorter-term, gross or triple-net lease agreements relating to the MOBs.  As of September 30, 2005, four of our Seniors' Housing facilities and a parcel of land were held for sale.

Thirty-six Properties acquired during the nine months ended September 30, 2005, are subject to operating leases.  Operating leases related to our Seniors' Housing facilities generally provide for initial terms of 15 years with options that allow the tenants to renew the leases for 5 to 20 successive years subject to the same terms and conditions as the initial leases.  In addition to minimum annual base rent, a number of the Seniors' Housing leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved.  The leases generally also provide for the tenant to fund, in addition to minimum rent payments, a furniture, fixtures and equipment ("FF&E") reserve fund.  The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment.  Operating leases related to our MOBs include both triple-net and gross basis leases and generally have initial terms of 5 to 15 years.  These leases provide for minimum rent and are generally subject to renewal options.  The gross basis leases allow us to recover a portion of the MOB operating expenses from the tenants, as specified in the lease agreements.  Substantially all Property leases require minimum annual base rent to be paid in monthly installments and to increase at predetermined intervals (typically on an annual basis) during the terms of the leases.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), we allocate the value associated with having in-place operating leases at the date of acquisition to an intangible lease asset or liability considering factors associated with lease origination costs, customer relationships and above or below market leases.  During the nine months ended September 30, 2005, we allocated $15.0 million of acquired real estate value to in-place lease origination costs and customer relationships which are amortized over the remaining terms of the leases acquired with each Property, $1.3 million to an intangible lease asset related to above market lease values which are amortized to rental income from operating leases.  We also allocated $1.9 million to an intangible lease liability acquired with each Property related to below-market lease values which are accreted to rental income from operating leases over the remaining terms of the leases, including below-market rent lease extension, if any.

Other Investments

We own a 9.90% interest in a limited partnership that owns an office building located in Orlando, Florida, in which CNL Retirement Corp. (the "Advisor") and certain affiliates of the Advisor’s parent company lease office space.  Our initial equity investment in the partnership was $300,000.  Our share in the limited partnership's distributions is equivalent to our equity interest in the limited partnership.  The remaining interests in the limited partnership are owned by several entities with present or former affiliations with the Advisor’s parent company.  On September 30, 2005, we severally guaranteed 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the limited partnership that matures December 31, 2010.  As of September 30, 2005, the uncollateralized promissory note had an outstanding balance of $14.0 million.

On August 5, 2005, we entered into an agreement with Cirrus to acquire, at our election, additional MOBs and specialty hospitals, some of which have yet to be developed.  The acquisitions under this agreement are expected to occur over the five-year term of the agreement or until $1.0 billion is invested in MOBs and specialty hospitals.  We will have minority interest partners in connection with the ownership of each of these Properties, including Cirrus principals and physicians and other investors associated with Cirrus' principals.  As of September 30, 2005, we have not acquired any properties under this agreement.  On August 11, 2005, we also entered into an agreement to provide a Cirrus affiliate with an $85.0 million, five-year Senior Secured Term Loan to finance the acquisition, development, syndication and operations of new and existing surgical partnerships.  As of September 30, 2005, the balance outstanding under this loan was $12.0 million.  In connection with the Senior Secured Term Loan, we received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

Transactions Subsequent to September 30, 2005 and Pending Investments

Transactions Subsequent to September 30, 2005.  In October 2005, we acquired a 70% equity interest in an entity that is expected to develop an approximate 67,000-square-foot MOB subject to a ground lease which was entered into by the entity in October 2005.  The MOB will be developed by The DASCO Companies, LLC ("DASCO") for an estimated $12.7 million commencing in November 2005 with an estimated completion date in the third quarter of 2006.

Pending Investments. As of September 30, 2005, we had initial commitments to acquire four MOBs and two specialty hospitals, and to develop seven additional MOBs for which we had posted a non-refundable $8.6 million deposit.  These acquisitions are expected to occur in the first quarter of 2006.  In addition, we had an initial commitment to acquire an interest in an entity that is expected to develop one MOB.  The acquisition of each of these investments is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these investments will be acquired by us.

Borrowings

Line of Credit.  On August 23, 2005, we amended and restated our $85.0 million credit agreement and closed on a $320.0 million amended an restated senior secured Revolving LOC, which permits us to expand the borrowing capacity up to $400.0 million and extended the initial maturity date to August 23, 2007.  The Revolving LOC is collateralized by 36 Properties with a carrying value of approximately $391.4 million at September 30, 2005, that in the aggregate, currently allows us to draw up to $280.0 million.  The Revolving LOC contains two one-year extension options and may be used to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes. Pricing was reduced from LIBOR plus 300 basis points to LIBOR plus 150 basis points.  The Revolving LOC requires interest only payments at LIBOR plus a percentage that fluctuates depending on our aggregate amount of debt outstanding in relation to our total assets (5.42% all-in rate at September 30, 2005).  At September 30, 2005, $115.0 million was outstanding under the Revolving LOC.  Of this amount $20.0 million was used to repay the balance on the previous $85.0 million line of credit, $47.8 million was used to repay existing debt and the remainder was used for general corporate purposes.

Term Loan.  In January 2005, we repaid and terminated a $60.0 million, 14-day term loan used for the acquisition of certain Properties until permanent financing was obtained in January 2005.

Permanent Financing.  During the nine months ended September 30, 2005, we obtained $271.6 million in permanent financing by assuming existing debt or securing new debt on various Properties acquired during the period and by encumbering certain existing Properties with new debt.  As of September 30, 2005, our aggregate permanent financing was $1.1 billion and was collateralized by Properties with an aggregate net book value of $2.1 billion.

At September 30, 2005, we had approximately $142.4 million in mortgage note maturities and principal amortization due during the remainder of 2005.  On October 3, 2005, we exercised an extension option available under $140.4 million of the mortgage notes that were to mature in October 2005 and negotiated the inclusion of an $82.2 million variable rate mortgage loan due to mature in April 2008 and drew an additional $19.4 million under the facility, all to mature in October 2013.  The facility contains provisions that will allow us to draw an additional $58.0 million upon providing additional collateral.  Of the new $242.0 million mortgage note payable, $121.0 million will bear fixed rate interest at 5.63% through maturity and $121.0 million will bear variable rate interest based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.95% through maturity.  We have the option to convert the variable rate debt to fixed rate debt.

In July 2005, we prepaid a $10.5 million mortgage note payable using available cash at June 30, 2005.  In August 2005, we repaid $47.8 million in mortgage notes payable using available cash and proceeds from our Revolving LOC.

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

Approximately 28% of our unhedged mortgage notes payable at September 30, 2005, was subject to variable interest rates; therefore, we are exposed to market changes in interest rates as explained in Item 3. Quantitative and Qualitative Disclosures About Market Risk.  Some of our variable-rate loans contain provisions that allow us to convert the variable interest rates to fixed interest rates based on U.S. Treasury rates plus a premium at the time the conversion option is exercised.  Fixed interest rates range from 4.85% to 8.42% with a weighted average rate of 6.09%.  Certain fixed rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to prepay the loans prior to their maturity dates.  Many of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties.  Certain loans contain extension options with terms similar to the initial loan terms.

During the nine months ended September 30, 2005, we incurred $9.8 million in loan costs in connection with the placement and assumption of permanent financing facilities and the amended Revolving LOC.

The table below summarizes permanent financing that we obtained during the nine months ended September 30, 2005 (dollars in thousands):

Date Funded /Assumed	Mortgage Payable	Maturity Date		Interest Rate

Fixed-Rate Debt:
January 2005	$ 7,108	June 2010		8.41% (1)
March 2005	39,010	April 2012		4.85%
March 2005	34,299	January 2011-April 2013		5.69% - 7.15%
June 2005	9,500	September 2012		5.67%
June 2005	1,669	May 2008		7.51%
	91,586
Variable-Rate Debt:
January 2005	100,000	January 2010		LIBOR + 1.25%
February 2005	30,000	October 2005	(2)	Fannie Mae Discount MBS rate plus .90%
March 2005	50,000	March 2010		LIBOR + 1.50%
	180,000
	$ 271,586

(1)

The stated interest rate of 8.41% on this loan was greater than that available to us in the open capital market for comparable debt at the time of assumption.  Consequently, we recognized $0.7 million in debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 5.67%.  During the nine months ended September 30, 2005, we recognized $94,000 in debt premium amortization related to this loan that is included in interest and loan cost amortization expense in the accompanying unaudited condensed consolidated statements of income.

(2)	In October 2005, we exercised an option available under this mortgage note to extend the maturity date to October 2013.

Construction Financing. During the nine months ended September 30, 2005, we entered into new construction loan facilities of $17.9 million and collectively drew $52.0 million under all of our construction loans related to certain Properties in various stages of development.  Total construction loans outstanding at September 30, 2005, were $133.5 million, and total liquidity remaining was $29.8 million.  The loans are variable interest rate loans and mature from November 2006 through December 2013.  We anticipate that we will obtain permanent financing or use proceeds from our offerings (to the extent available) to pay the construction loans as they become due.

Bonds Payable.  We have non-interest bearing life care bonds payable to certain residents of our two CCRCs.  At September 30, 2005, $95.5 million was outstanding in bonds payable of which $43.2 million are refundable to a resident upon the resident moving out of the CCRC or to a resident's estate upon the resident's death and $53.2 million are not refunded until the unit has been successfully remarketed to a new resident.  During the nine months ended September 30, 2005, the tenant of the two CCRCs issued new bonds to new residents totaling $8.2 million and used the proceeds from the bonds issued in the current and prior periods to retire $7.1 million of existing bonds on our behalf.  Excess bond redemptions over bond issuance, if any, will be funded from prior net bond issuance reserves, to the extent available or from available operating cash flow.

At September 30, 2005, we were in compliance with all of our financial covenants.

Contractual Obligations and Commitments

The following table presents our contractual cash obligations and related payment periods as of September 30, 2005 (in thousands):

	Less than 1 Year		2-3 Years	4-5 Years	Thereafter		Total
Mortgages payable	$ 150,418	(1)	$ 218,570	$ 547,349	$ 227,960		$ 1,144,297
Revolving LOC	—		115,000	—	—		115,000
Bonds payable	—		—	—	95,524	(2)	95,524
Construction loans payable	—		113,700	10,434	9,335		133,469
Security deposits and rent support	—		—	—	24,932		24,932
	$ 150,418		$ 447,270	$ 557,783	$ 357,751		$ 1,513,222

(1)

Includes $140.4 million that was due to mature in October 2005.  In October 2005, we exercised an option available under this mortgage note to extend the maturity date to October 2013.

(2)

Of this amount, $43.2 million is due upon the resident moving out or the resident's death and $52.3 million is due upon the unit being successfully remarketed to a new resident.  It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

The following table presents our commitments, contingencies and guarantees, and related expiration periods as of September 30, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Guarantee of uncollateralized promissory note of unconsolidated entity (1)	$ —	$ —	$ —	$ 2,334	$ 2,334
Earnout provisions (2)	23,979	2,000	—	—	25,979
Capital improvements to investment Properties (3)	42,071	—	—	—	42,071
Unfunded Senior Secured Term Loan (4)	73,000	—	—	—	73,000
Ground leases	426	880	886	21,125	23,317
Pending investments (5)	154,025	—	—	—	154,025
	$ 293,501	$ 2,880	$ 886	$ 23,459	$ 320,726

(1)

In connection with our ownership of a 9.90% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the general partner of the limited partnership that matures December 31, 2010.  As of September 30, 2005, the uncollateralized promissory note had an outstanding balance of $14.0 million.  We have not been required to fund any amounts under this guarantee.  In the event we are required to fund amounts under the guarantee, management believes that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

(2)

In connection with the acquisition of 41 Properties, we may be required to make additional payments to the seller if earnout provisions are achieved by the earnout date for each Property.  The calculation generally considers the net operating income for the Property, our initial investment in the Property and the fair value of the Property.  In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly.  Amounts presented represent maximum exposure to additional payments.  Earnout amounts related to six additional properties are subject to future values and events which are not quantifiable at September 30, 2005, and are not included in the table above.

(3)

Commitments for the funding of Properties under development are expected to be funded with draws from construction loan facilities.

(4)

 On August 11, 2005, we entered into an agreement to provide a Cirrus affiliate with an $85.0 million, Senior Secured Term Loan.  Interest on the facility will accrue at the rate of 14.0% per annum. During the first 48 months of the term, interest of 9.5% will be payable monthly and the balance of 4.5% will be capitalized to the loan; thereafter, interest in full at the rate of the greater of 14.0% or LIBOR plus 9.0% will be payable monthly.  Principal is payable at maturity. The loan will be subject to equity contribution requirements and borrower financial covenants that will dictate the draw down availability.  As of September 30, 2005, there was $12.0 million outstanding under this facility.  In connection with the Senior Secured Term Loan, we received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

(5)

As of September 30, 2005, we had an initial commitment to acquire four MOBs and two specialty hospitals, and to develop seven additional MOBs for which we had posted a non-refundable $8.6 million deposit.  These acquisitions are expected to occur in the first quarter of 2006.  In addition, we had an initial commitment to acquire an interest in an entity that is expected to develop one MOB.  The acquisition of each of these investments is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these investments will be acquired by us.

Market Risk

See Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Cash and Cash Equivalents

Until Properties are acquired or until Mortgage Loans, other loans or other investments are entered into, we may accumulate significant amounts of cash from offering proceeds or permanent financings.  The cash is held in short-term (defined as investments with a maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal.  This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Mortgage Loans, other loans or other permitted investments and take advantage of favorable capital market conditions.  At September 30, 2005, we had $40.0 million invested in short-term investments as compared to $51.8 million at December 31, 2004.  The decrease was primarily due to the fact that cash used to purchase 37 Properties more than offset offering proceeds received from the sale of shares of common stock and proceeds received from the placement of new permanent financing during the nine months ended September 30, 2005.

Accounts and Other Receivables

Our accounts and other receivables balance was $25.8 million at September 30, 2005, and $20.5 million at December 31, 2004.  The change was primarily due to an increase in rental revenues receivable to $27.6 million at September 30, 2005, from $21.8 million at December 31, 2004, and a $2.3 million increase in other receivables offset by a $2.9 million increase in the reserve for doubtful accounts.  Past due amounts aggregated $15.6 million and $10.7 million at September 30, 2005 and December 31, 2004, respectively.  We are experiencing delays in receiving current rent amounts due on certain Seniors' Housing facilities as a result of adverse market or operating conditions.  These tenants are thinly capitalized and rely on the net operating income generated from the Seniors' Housing facilities to fund rent obligations under their leases. At September 30, 2005, $6.3 million of the $6.8 million allowance for doubtful accounts pertained to HRA Tenants.

Based on our analysis of estimated future cash flows to be generated by the facilities, we anticipate that certain delinquent amounts will be collected in the remainder of 2005 and 2006.  We have been and will continue to work with these tenants and the operators of the respective Properties to implement a plan to increase operating efficiencies in order to enhance cash flow generated from the Properties to fund current and past due rent obligations under the leases.  In addition, we are evaluating strategic alternatives for certain facilities. The results of actual facility operations or implementation of one or more of these alternatives could result in additional reserves for doubtful accounts or impairment losses that may impact our results of operations and ability to pay distributions in future periods.

Distributions

During the nine months ended September 30, 2005 and 2004, we generated cash from operations of $148.9 million and $107.4 million, respectively, which included unrestricted security deposits received from tenants of $4.0 million and $7.3 million for the nine months ended September 30, 2005 and 2004, respectively.  Our board of directors declared distributions to our stockholders of $131.0 million and $105.9 million during the nine months ended September 30, 2005 and 2004, respectively.  In addition, on October 1 and November 1, 2005, our board of directors declared distributions to stockholders of record on those dates, of $0.0592 per share of common stock which are payable by December 31, 2005.  Effective July 1, 2005, the board of directors amended our distribution policy to discontinue the monthly payment of stockholder distributions, such that all distributions will be paid solely on a quarterly basis.

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

For the nine months ended September 30, 2005 and 2004, approximately 70% and 61%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 30% and 39%, respectively, were considered a return of capital for federal income tax purposes.  No amounts distributed to stockholders for the nine months ended September 30, 2005 and 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital.  We intend to continue to declare distributions of cash available for such purpose to the stockholders on a monthly basis, payable quarterly.

Liquidity Requirements

We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders.  To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we will use borrowings under our Revolving LOC.  We expect to meet our other short-term liquidity requirements, including payment of offering expenses, the acquisition and development of Properties, the investment in Mortgage Loans, other loans and other permitted investments, and the scheduled maturities of permanent financings with proceeds from our offerings (to the extent available), advances under the Revolving LOC and new permanent financing.  We expect to meet our long-term liquidity requirements through short- or long-term, collateralized and uncollateralized financing or equity financing.

Seniors' Housing facilities are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities.  Generally, the tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose.  In the event that the FF&E reserve is not sufficient, we may make fixed asset expenditures, in which case the annual minimum rent will be increased.  We believe that current tenant reserves are sufficient to meet foreseen material FF&E repairs.  The MOBs are leased on either a triple-net or gross basis.  We are responsible to fund capital improvements to MOBs.  With respect to MOB gross leases, we generally recover increases in building operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount from the tenants, as specified in the lease agreement.

Advisory Services

On May 2, 2005, we renewed the Advisory Agreement, pursuant to a Renewal Agreement, for an additional one-year term commencing on May 3, 2005, and ending on  May 3, 2006.  On July 13, 2005, we amended the Advisory Agreement, by an amendment to the Renewal Agreement, effective May 3, 2005, to reduce from 4% to 3% the percentage rate of Total Proceeds (as defined in the Advisory Agreement) to be used in determining Acquisition Fees (as defined in the Advisory Agreement) payable to the Advisor under the Advisory Agreement.

Executive Officer Changes

On September 23, 2005, Thomas J. Hutchison, III resigned as our Chief Executive Officer and President, effective as of September 23, 2005.  Mr. Hutchison also resigned as Director, Chief Executive Officer and President of the Advisor, effective as of September 23, 2005.  Effective as of September 23, 2005, Stuart J. Beebe was appointed as our Chief Executive Officer and President and relinquished his position as our Executive Vice President of Acquisitions and Finance.  Mr. Beebe will serve as our Chief Executive Officer and President until, as with all other officers, his successor is elected and qualifies or until his death, resignation or removal in the manner provided in the bylaws.  In addition, effective as of September 23, 2005, Mr. Beebe was appointed Chief Executive Officer and President of the Advisor.

Results of Operations

Comparison of the quarter and nine months ended September 30, 2005 to the quarter and nine months ended September 30, 2004.

Net income for the nine months ended September 30, 2005, totaled $104.4 million or $0.42 per share of common stock ($111.8 million or $0.45 per share of common stock from continuing operations), as compared to net income of $86.4 million or $0.43 per share of common stock ($87.3 million or $0.43 per share of common stock from continuing operations) for the nine months ended September 30, 2004.  Net income for the quarter ended September 30, 2005 was $33.8 million or $0.14 per share of common stock ($34.1 million or $0.14 per share of common stock from continuing operations) as compared to $28.9 million or $0.13 per share of common stock ($30.5 million or $0.14 per share of common stock from continuing operations), for the quarter ended September 30, 2004. The increase in net income was primarily due to the rental income from the Properties that we acquired during the latter part of 2004 and in the first nine months of 2005, offset by increases in operating expenses related to the acquired Properties, the recognition of a provision for doubtful accounts and impairment charges on three Properties in 2005 as compared to one property in 2004.  These changes are discussed in further detail below.  Although net income increased for the quarter and nine months ended September 30, 2005, on a per share basis it increased to a lesser extent for the quarter and decreased for the nine months ended September 30, 2005, primarily due to the increased number of weighted average shares outstanding in 2005.

Revenues

At September 30, 2005, we owned 259 Properties, including 37 Properties that were acquired in 2005, compared to 202 Properties at September 30, 2004.  As a result of the increase in the number of Properties, we earned rental and earned income from our leases from Properties from continuing operations of $264.6 million, including $36.0 million as a result of straight-lining rent escalations throughout the lease terms, for the nine months ended September 30, 2005, compared to $177.7 million, including $28.0 million of straight-line rent revenue, for the nine months ended September 30, 2004.  For the quarter ended September 30, 2005, we earned rental and earned income from our leases from Properties from continuing operations of $91.2 million, including $12.4 million as a result of straight-lining rent escalations throughout the lease terms, compared to $67.6 million, including $10.4 million of straight-line rent revenue, for the quarter ended September 30, 2004.  We also earned $5.6 million and $3.4 million in FF&E reserve income from Properties from continuing operations during the nine months ended September 30, 2005 and 2004, respectively ($2.1 million and $1.2 million for the quarters ended September 30, 2005 and 2004, respectively).  Because 37 Properties were owned for only a portion of the first nine months of 2005 and we expect to acquire additional Properties during the remainder of 2005, results of operations are not expected to be indicative of future periods.  Rental income from operating leases, earned income from direct financing leases and FF&E reserve income from Properties from continuing operations are expected to increase in subsequent periods.

During the nine months ended September 30, 2005 and 2004, rental income included draws on operator rent guarantees of $5.8 million and $11.4 million, respectively ($3.3 million and $4.2 million for the quarters ended September 30, 2005 and 2004, respectively).  To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain Cross-Default (where we may pursue remedies under the lease with respect to any of the Properties in the portfolio) and Pooling (whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease) terms.  In addition, as of September 30, 2005, we held $24.9 million in security deposits and rent support related to certain Properties.  We also have remaining limited guarantees from certain tenants and operators that aggregate $8.8 million as of September 30, 2005, related to 12 of our Properties.

In connection with 19 of our Properties, Sunrise Senior Living Services, Inc. ("Sunrise"), the operator, has guaranteed rent payments until the earlier of December 31, 2005, or the date upon which the Properties achieve certain specified performance thresholds.  Based on our review of the 2005 and 2006 projected pooled net operating cash flow generated from these Properties, we do not believe that the performance thresholds will be achieved prior to the expiration of the Sunrise guarantees.  We are working with the HRA Tenants and Sunrise to implement a plan to enhance cash flow generated from these Properties.  Three additional Properties had guarantees which expired on June 30, 2005.  During 2004, we determined to hold one of the Properties for sale.  In June 2005, we recognized a $1.5 million impairment charge against the remaining two Properties to reduce the Properties' carrying values to their estimated fair values less the estimated costs to dispose.  In July 2005, we determined to hold these properties for sale and entered into an agreement to sell the Properties for an expected aggregate sales price of approximately $6.0 million.  This transaction is subject to customary closing conditions and there can be no assurance that such conditions will be met, or if met, that the transaction will occur.  Failure of these Properties to enhance cash flow from operations or our ability to sell the three Properties may result in the non-payment of a portion of their rent after the guarantees expire, and as a result, the recognition of additional provisions for doubtful accounts during the remainder of 2005 and in 2006.

In addition to the three Properties noted above, there are two Seniors' Housing Properties that are experiencing operating performance deficiencies.  These Properties are included in various portfolios that contain Cross-Default and Pooling terms.  Some of these portfolios do not have tenant guarantees or security deposits.  We are evaluating strategic alternatives for these facilities.  These alternatives include the transition of the facility's management to another operator, lease restructure and sale.  Our evaluation, which included the analysis of undiscounted cash flows related to these Properties, indicated impairment of one of the facilities primarily due to adverse market conditions.  In June 2005, we determined to hold the Property for sale and recognized a $6.2 million impairment charge from discontinued operations, to reduce the Property's carrying value to its estimated fair value less the estimated costs to dispose.

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

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay Management, LLC brands would significantly impact the results of our operations.

In addition to minimum base rent, certain Seniors’ Housing Property leases require the payment of contingent rent if certain operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved by the Properties.  During the nine months ended September 30, 2005, we recognized $2.0 million of contingent rent ($24,000 for the quarter ended September 30, 2005), primarily from the operating performance of two Properties. During the nine months ended September 30, 2004, we recognized $79,000 of contingent rent ($30,000 for the quarter ended September 30, 2004).

Tenant expense reimbursement revenue increased to $9.6 million for the nine months ended September 30, 2005 from $2.2 million for the nine months ended September 30, 2004 ($3.1 million and $1.5 million for the quarters ended September 30, 2005 and 2004, respectively), as a result of our owning additional MOBs during the nine months ended September 30, 2005.  Contractual recoveries from tenants represented 52% of our MOB operating expenses for the nine months ended September 30, 2005.

During the nine months ended September 30, 2005 and 2004, we earned $3.4 million and $0.5 million respectively ($1.0 million and $0.5 million for the quarters ended September 30, 2005 and 2004, respectively), in development, marketing and property management fees from DASCO.

During the nine months ended September 30, 2005 and 2004, we earned $2.4 million and $2.8 million, respectively, in interest and other income, primarily from investments in money market accounts and other short-term, highly liquid investments ($0.9 million and $1.3 million for the quarters ended September 30, 2005 and 2004, respectively).

Expenses

General and administrative expenses and asset management fees were $28.9 million and $18.5 million for the nine months ended September 30, 2005 and 2004, respectively, representing 10.1% of revenues in both periods ($11.4 million and $7.7 million for the quarters ended September 30, 2005 and 2004, respectively).  The increase in expenses is related to the increased number of Properties owned, the general and administrative expenses related to DASCO and increased legal and consulting fees.  The dollar amount of general and administrative expenses and asset management fees is expected to increase as we acquire additional Properties and invest in Mortgage Loans and other loans; however, general and administrative expenses as a percentage of revenues are expected to decrease as we acquire additional Properties and invest in Mortgage Loans and other loans.

Total property-related operating expenses for the nine months ended September 30, 2005 and 2004, were $19.0 million and $6.4 million, respectively ($6.9 million and $4.2 million for the quarters ended September 30, 2005 and 2004, respectively).  Seniors' Housing Properties' operating expenses were $0.6 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively ($0.2 million and $0.5 million for the quarters ended September 30, 2005 and 2004, respectively).  MOBs' operating expenses were $18.4 million and $5.5 million for the nine months ended September 30, 2005 and 2004, respectively ($6.7 million and $3.7 million for the quarters ended September 30, 2005 and 2004, respectively).  The increase was primarily due to the acquisition of the MOBs in the second and third quarters of 2004.  We are generally responsible for the MOBs' property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants.

We recognized a provision for doubtful accounts for the nine months ended September 30, 2005 and 2004, of $2.9 million and $2.3 million, respectively, as discussed in the "Accounts and Other Receivables" section above, which included $2.3 million from continuing operations in both periods and $0.6 million and $0, respectively, from discontinued operations.  The provision for doubtful accounts for the quarters ended September 30, 2005 and 2004 was $1.3 million and $1.0 million, respectively, which included $0.7 million and $1.0 million, respectively, from continuing operations and $0.6 million and $0, respectively, from discontinued operations.

Depreciation and amortization expense increased to $71.8 million for the nine months ended September 30, 2005 ($25.3 million for the quarter ended September 30, 2005), from $41.9 million for the nine months ended September 30, 2004 ($17.8 million for the quarter ended September 30, 2004), as a result of additional operating Properties subject to operating leases owned during the nine months ended September 30, 2005.

Interest and loan cost amortization expense was $53.7 million and $30.3 million for the nine months ended September 30, 2005 and 2004, respectively ($20.0 million and $10.8 million for the quarters ended September 30, 2005 and 2004, respectively).  The increase was a result of an increase in the average amount of debt outstanding to $1.2 billion for the nine months ended September 30, 2005, from $682.4 million for the nine months ended September 30, 2004.  The weighted average interest rate was approximately 5.5% for the nine months ended September 30, 2005 and 5.1% for the nine months ended September 30, 2004.

Loss from discontinued operations for four Properties that we determined to hold for sale included operating revenues of $1.4 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively ($0.4 million and $0.6 million for the quarters ended September 30, 2005 and 2004, respectively) and expenses of $1.1 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively, ($0.7 million and $0.2 million for the quarters ended September 30, 2005 and 2004, respectively).  Expenses for both the quarter and nine month periods ended September 30, 2005 and 2004, included a provision for doubtful accounts of $0.6 million and $0, respectively.  Loss from discontinued operations also included impairment charges of $7.7 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively ($0 and $1.9 million for the quarters ended September 30, 2005 and 2004, respectively), related to these Properties as discussed in the "Revenue" section above.

Funds from Operations

We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income.  FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.  (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms.  This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases.  During the nine months ended September 30, 2005 and 2004, net income included $36.0 million and $28.0 million, respectively, of these amounts.)  We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs.  FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP.  However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions.  FFO as presented may not be comparable to amounts calculated by other companies.  Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying unaudited condensed consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$ 33,810	$ 28,914	$ 104,402	$ 86,406
Adjustments:
Depreciation of real estate assets
Continuing operations	21,552	15,018	61,294	36,411
Discontinued operations	—	133	219	397

Amortization of lease intangibles
Continuing operations	3,652	2,795	10,324	5,442
Discontinued operations	—	12	21	37

Amortization of deferred leasing costs
Continuing operations	75	—	150	—
Discontinued operations	—	—	—	—

Effect of unconsolidated entity	78	2	191	6

Effect of minority interests	(315)	(51)	(532)	(51)
	$ 58,852	$ 46,823	$ 176,069	$ 128,648

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

We believe that during 2004 and 2005, the seniors' housing industry experienced increased occupancies and average daily rates, and generally the facilities operated at a higher level of efficiency.  The success of the future operations of our Properties will depend largely on each tenant's and operator's ability to adapt to dominant trends in the industry in each specific region, including, among others, greater competitive pressures, increased consolidation and changing demographics.

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

Pursuant to the Advisory Agreement, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.  During the quarters and nine months ended September 30, 2005 and 2004, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$ 824	$ 3,262	$ 4,849	$ 34,992
Acquisition fees from debt proceeds	—	255	11,102	25,358
	824	3,517	15,951	60,350

Asset management fees (2)	4,881	3,635	14,190	9,142

Reimbursement of expenses (3):
Acquisition expenses	88	89	154	322
General and administrative expenses	1,562	1,027	4,153	3,334
	1,650	1,116	4,307	3,656
	$ 7,355	$ 8,268	$ 34,448	$ 73,148

(1)

For the period from May 3, 2005 through September 30, 2005, acquisition fees for, among other things, identifying Properties and structuring the terms of the leases were equal to 3% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4% of gross offering and loan proceeds for the period from May 14, 2004 through May 2, 2005 and 4.5% of gross offering and loan proceeds under four prior public offerings ("Prior Offerings")).  These fees are included in other assets in the accompanying unaudited condensed consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

If we List our common stock on a national securities exchange or over-the-counter market, the Advisor will receive an acquisition fee equal to 3% of amounts outstanding on the line of credit, if any, at the time of Listing.  Certain fees payable to the Advisor upon listing, the orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

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

Pursuant to the Advisory Agreement, the Advisor is required to reimburse us the amount by which the total operating expenses paid or incurred by us exceed the Expense Cap in any Expense Year.  Operating expenses for the Expense Years ended September 30, 2005 and 2004, did not exceed the Expense Cap.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in our second public offering. The majority of these fees were reallowed to other broker dealers.  Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf.  Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Advisor and its affiliates on our behalf will not exceed 13% of the proceeds raised in connection with the offerings.

During the nine months ended September 30, 2005 and 2004, we incurred the following fees and costs (in thousands):

	Nine months ended September 30,
	2005	2004

Selling commissions	$ 8,901	$ 57,449
Marketing support fees	2,729	5,056
Offering and due diligence costs	3,721	16,411
	$ 15,351	$ 78,916

Amounts due to related parties consisted of the following at (in thousands):

	September 30,	December 31,
	2005	2004
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$ 12	$ 21
Accounting and administrative services	542	761
Acquisition fees and expenses	135	656
	689	1,438

Due to CNL Securities Corp.:
Selling commissions	233	149
Marketing support fees and due diligence expense reimbursements	72	45
	305	194
	$ 994	$ 1,632

Century Capital Markets, LLC ("CCM"), an entity in which CNL Capital Corp., an affiliate of the Advisor, was formerly a non-voting Class C member, made the arrangements for the two commercial paper loans totaling $43.9 million described in Note 11 of the notes to the unaudited condensed consolidated financial statements in Item 1.  The monthly interest payments due under these commercial paper loans include an annual margin of either 30 or 40 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans.  For the nine months ended September 30, 2005 and 2004, $115,600 and $82,000, respectively, was paid to CCM related to these services.  Effective September 30, 2005, a non-affiliated third party assumed the administration of these commercial paper loans.  Therefore, we now pay the monthly services fee directly to the non-affiliated third party.

We own a 9.90% interest in CNL Plaza, Ltd. (the “Owner”), a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of CNL Financial Group (“CFG”) lease office space.  CFG owns a controlling interest in the parent company of the Advisor and is indirectly wholly owned by James M. Seneff, Jr., our chairman of the board, and his wife.  Robert A. Bourne, our vice-chairman of the board and treasurer, is an officer of CFG.  The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1% interest as general partner of the Owner and whose general partner is indirectly wholly owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly owned by Messrs. Seneff and Bourne, and which has a 49.50% interest, as a limited partner, in the Owner; CNL Hotels & Resorts, Inc. which has a 9.90% interest, as a limited partner, in the Owner; Commercial Net Lease Realty, Inc., which has a 24.75% interest, as a limited partner, in the Owner; and CNL APF Partners, LP, which has a 4.95% interest, as a limited partner, in the Owner.  We also own a 9.90% interest in CNL Plaza Venture, Ltd. (the “Borrower”), a Florida limited partnership, which is the general partner of the Owner.  The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner.

In 2004, the Owner conveyed a small portion of the premises underlying the parking structure adjacent to its office building, valued by the parties at approximately $600,000, to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building.  The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new tower being developed and owned by CNL Plaza II, Ltd.  In connection with this transaction, the Owner will receive an ownership interest in a cross-bridge that has not been constructed yet and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage.  In addition, the Owner may be entitled to additional consideration pursuant to a purchase price adjustment.

On September 30, 2005, we executed a pro rata, several guarantee limited to 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the Borrower that matures December 31, 2010.  During the nine months ended September 30, 2005 and 2004, we received approximately $158,000 and $99,000, respectively, in distributions from the Owner.

We maintain bank accounts in a bank in which certain of our officers and directors, including Messrs. Seneff and Bourne, serve as directors and are principal stockholders.  The amounts deposited with this bank were $3.2 million and $22.9 million at September 30, 2005, and December 31, 2004, respectively.

In September 2004, a company which is owned by our chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with the HRA Tenants to the remaining members of the limited liability company.  The HRA Tenants contributed 27% and 31% of our total revenues for the quarter and nine months ended September 30, 2004, respectively.

Our chairman of the board is a director in a hospital that leases office space in seven of our MOBs that were acquired in August 2004.  Additionally, one of our independent directors is a director in a health system that leases office space in one of our MOBs that was acquired in April 2004.  During the quarter and nine months ended September 30, 2005, these tenants contributed less than 1% of our total revenues.

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

Leases.  Our leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and have been accounted for as either operating leases or direct financing leases.  This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant.  In addition, we assume that all payments to be received under our leases are collectible.  Changes in our estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

Derivative Instrument.  The valuation of derivatives under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, requires us to make estimates and judgments that affect the fair value of those instruments.  We use standard market conventions to determine the fair values of derivative instruments; and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

Statement Regarding Forward Looking Information

The preceding information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are based on current expectations, estimates and projections about future events, including but not limited to the closing of pending investments and the sale of certain Properties.  These statements concern events that are not historical facts, and/or contain words such as "believe," "intend," "expect" "will" and "may." Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements.  These risks are discussed in our SEC filings, including our annual report on Form 10-K for the year ended December 31, 2004.  In addition, certain factors that might cause such a difference in actual results, performance or achievements include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under our Revolving LOC and availability of an on-going line of credit, continued availability of proceeds from our equity offerings, our ability to obtain permanent financing on satisfactory terms, the ability of certain of our tenants and operators to enhance cash flow from operations at our Properties that are experiencing operating performance deficiencies, our ability to close on pending acquisitions, our ability to sell the Properties currently held for sale, our ability to continue to locate suitable Properties and borrowers for our Mortgage Loans, other loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, or the Senior Secured Term Loan.  Given these uncertainties, readers are cautioned not to place undue reliance on such statements.  We disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  Although we believe our current expectations are based upon reasonable assumptions, we can give no assurance that expectations will be attained.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2005, 41% of our unhedged mortgages payable, construction loans payable and Revolving LOC were subject to variable interest rates; therefore, we are exposed to market changes in interest rates.  During the nine months ended September 30, 2005, a hypothetical 100 basis point increase in the LIBOR rates would have resulted in additional interest costs of approximately $4.2 million ($0.02 per share of common stock).  This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk).  Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

To mitigate interest rate risk, we may pay down the mortgages or the line of credit prior to their maturity dates with offering proceeds (to the extent available) should interest rates rise substantially. In May 2005, we implemented a policy to further mitigate interest rate risk.  Our primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the effect that variable interest rate fluctuations could have on cash flow.  In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  The hedges have a 4.19% weighted average fixed rate plus a 1.26% weighted average spread resulting in an all-in fixed interest rate of 5.45% until 2010.  At September 30, 2005, these interest rate swaps had a fair value of $3.0 million.  A hypothetical 100 basis point increase or decrease in LIBOR rates would cause the fair value of these swaps to be $11.4 million or $(6.1) million, respectively.

Certain fixed rate loans contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to repay the loans prior to their maturity dates.

Following is a summary of our mortgage payable, construction loans payable and Revolving LOC obligations at September 30, 2005 (in thousands):

	Expected Maturities
	2005		2006	2007	2008	2009	Thereafter	Total	Fair Value
Debt Obligations:
Fixed-rate debt:	$ —		$ —	$ 10,456	$ 50,697	$ 142,158	$ 390,074	$ 593,385	$ 594,472
Average interest rate	—		—	7.42%	6.24%	6.02%	6.17%	6.17%	6.09%

Variable-rate debt:	$ 140,445	(1)	$ 114,492	$ 202,440	$ 82,235	$ 10,434	$ 249,335	$ 799,381
Average interest rate	4.53%		6.15%	6.27%	4.67%	5.58%	4.89%	5.34%

Interest Rate Derivatives:
Variable to fixed swaps:	$ —		$ —	$ —	$ —	$ —	$ 233,750	$ 233,750	$ 2,954
Average pay rate	—		—	—	—	—	4.19%	4.19%	—
Average receive rate	—		—	—	—	—	3.62%	3.62%	—

(1)

Includes $140.4 million that was due to mature in October 2005.  In October 2005, we exercised an option available under this mortgage note to extend the maturity date to October 2013.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In October 1998, we implemented a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations.  Under the redemption plan, prior to such time, if any, as listing of our common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan.  Upon presentation, we may, at our option, redeem the shares, subject to certain conditions and limitations.  However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period.  The following table contains information related to all common stock purchased by us during the nine months ended September 30, 2005, which consisted of shares redeemed pursuant to the redemption plan:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2005	—	$ —	—	$ —
February 1-28, 2005	—	—	—	—
March 1-31, 2005	847,143	9.50	847,143	55,244,482
April 1-30, 2005	—	—	—	—
May 1-31, 2005	—	—	—	—
June 1-30, 2005	919,488	9.50	919,488	59,774,592
July 1-31, 2005	—	—	—	—
August 1-31, 2005	—	—	—	—
September 1-30, 2005	1,262,636	9.50	1,262,636	60,161,439

Total, September 30, 2005	3,029,267	9.50	3,029,267	60,161,439

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

4.1

Form of Reinvestment Plan.  (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) and incorporated herein by reference.)

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

10.8

Amended and Restated Credit Agreement dated as of August 23, 2005 among CNL Retirement Partners, LP, as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement Properties, Inc. and each of the other Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation as Co-Syndication Agents, Wachovia Bank, National Association and Key Bank National Association, as Co- Documentation Agents and the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.  (Previously filed as Exhibit 10.2 to the Registrant's Report on Form 8-K filed August 29, 2005 and incorporated herein by reference.)

10.9

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

10.22

Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Sellers, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004.  (Previously filed as Exhibit 10.75 to Post-Effective Amendment No. One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

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

Dated this   14th day of November, 2005

CNL RETIREMENT PROPERTIES, INC.

By:	/s/ Stuart J. Beebe
STUART J. BEEBE
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Clark Hettinga
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

4.1

Form of Reinvestment Plan.  (Included as Exhibit 4.4 to Registrant's Registration Statement on Form S-11 (Registration No. 333-37480), and incorporated herein by reference.)

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

10.8

Amended and Restated Credit Agreement dated as of August 23, 2005 among CNL Retirement Partners, LP, as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement Properties, Inc. and each of the other Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation as Co-Syndication Agents, Wachovia Bank, National Association and Key Bank National Association, as Co- Documentation Agents and the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.  (Previously filed as Exhibit 10.2 to the Registrant's Report on Form 8-K filed August 29, 2005 and incorporated herein by reference.)

10.9

Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 19, 2003.  (Included as Exhibit 10.62 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.10

First Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 30, 2003.  (Included as Exhibit 10.63 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.11

Second Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated December 31, 2003.  (Included as Exhibit 10.64 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.12

Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004.  (Included as Exhibit 10.65 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.13

Fourth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 16, 2004.  (Included as Exhibit 10.66 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.14

Fifth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 20, 2004.  (Included as Exhibit 10.67 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.15

Sixth Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated February 2, 2004.  (Included as Exhibit 10.68 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

10.16

Seventh Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management – Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as

Sellers, and CNL Retirement Corp., as Purchaser dated February 6, 2004.  (Included as Exhibit 10.69 to Pre-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

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

10.22

Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Sellers, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004.  (Previously filed as Exhibit 10.75 to Post-Effective Amendment No .One to the Registrant’s Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

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