Form 10-K
period 2005-12-31
CNL RETIREMENT PROPERTIES INC
filed 2006-03-24
CIK 1055264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-32607

CNL RETIREMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-3491443
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (including area code):	(407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large Accelerated filer ☐  Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant:  No established market exists for the Registrant's shares of common stock, so there is no market value for such shares.  Based on the $10 share price from our most recent best-efforts common stock offering, $2,502,349,970 of our common stock was held by non-affiliates as of June 30, 2005.

The number of shares of common stock outstanding as of March 15, 2006 was 258,363,949.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Retirement Properties, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than May 1, 2006.

Signatures	78

Schedule II – Valuation and Qualifying Accounts	80

Schedule III – Real Estate and Accumulated Depreciation	81

Exhibits

PART I

Item 1.  Business

General

CNL Retirement Properties, Inc. is one of the nation's largest investors in health care-related real estate, investing primarily in properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States.  The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings, walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals  and other types of health care-related facilities (collectively "Medical Facilities").  At December 31, 2005, we had invested $3.5 billion in 257 Properties located in 33 states, consisting of 184 Seniors' Housing facilities and 73 Medical Facilities, including 2 specialty hospitals and 2 walk-in clinics.  We also own four Seniors' Housing facilities and a parcel of land that we hold for sale.  We lease our Seniors' Housing Properties on a long-term (generally 15 years), triple-net basis and our Medical Facilities on either a triple-net or gross basis generally over 5 to 15 years.

We are a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and through our wholly owned subsidiaries, consolidated partnerships and joint ventures we primarily acquire, develop, manage and own real estate properties.  CNL Retirement Corp. (the "Advisor") is our advisor and provides management, acquisition, advisory and administrative services to us.

Since our inception we have made five best efforts public offerings of common stock and received aggregate subscriptions of $2.6 billion (representing 255.5 million shares outstanding at December 31, 2005).  Our fifth public offering of up to 400 million shares of common stock commenced in May 2004 and will close on or before March 26, 2006 (the "2004 Offering").

We operate in one business segment which is the ownership, development, management and leasing of health care-related real estate.

Our primary investment objectives are to preserve, protect and enhance our assets while (i) making distributions to stockholders; (ii) obtaining fixed income through the receipt of base rent, increasing income (and distributions to stockholders) and providing protection against inflation through automatic increases in base rent, or increases in base rent based on increases in consumer price indices over the terms of the leases and obtaining fixed income through the receipt of payments from Mortgage Loans and Secured Equipment Leases (defined below); (iii) continuing to qualify as a REIT for federal income tax purposes; and (iv) providing our stockholders with liquidity of their investment, through (a) a listing of our shares on a national securities exchange or over-the-counter market ("Listing" or "Listed"), or (b) if Listing does not occur by December 31, 2008, the commencement of orderly sales of our assets and distribution of the proceeds.

The following table summarizes our investments at December 31, 2005 (dollars in thousands):

Type of Facility	Number of Facilities	Units	Square Feet	Investment	Percentage of Portfolio
Seniors' Housing:
Assisted Living	138	12,883	—	$1,470,127	42%
Independent Living	37	7,945	—	1,024,498	29%
CCRC	2	1,029	—	194,153	6%
Land only leases	6	—	—	131,880	4%
Properties under construction	1	—	—	37,669	1%
	184	21,857	—	2,858,327	82%
Medical Facilities:
Medical office buildings	65	—	3,493,310	616,526	17%
Specialty hospitals	1	—	57,584	18,168	1%
Walk-in clinics	2	—	42,781	4,479	0%
Properties under construction	5	—	—	5,611	0%
	73	—	3,593,675	644,784	18%
	257	21,857	3,593,675	$3,503,111	100%
Held for sale	5	—	—	$12,692	—

Strategic Alliances

The Cirrus Group, LLC.  In August 2005, we entered into an agreement with The Cirrus Group, LLC ("Cirrus"), a development and property management company, to acquire, at our election, Medical Facilities, some of which have yet to be developed.  The acquisitions contemplated under this agreement are expected to occur over a five-year term, subject to certain conditions, or until $1.0 billion is invested in Medical Facilities, including specialty hospitals.  We will have minority interest partners in connection with the ownership of each of these Properties, including Cirrus principals, physicians and other investors associated with Cirrus principals.  In January 2006, we acquired one Medical Facility under this agreement for which we had posted a $2.0 million non-refundable deposit at December 31, 2005.

In August 2005, we also entered into a commitment to acquire from Cirrus 21 existing Medical Facilities for $230.0 million, which Cirrus is expected to manage.  The Properties are expected to be acquired by March 2006, but the agreement can be extended upon mutual agreement by the parties.  As of December 31, 2005, we had acquired eight of the Properties for $88.7 million and as of March 15, 2006, we had acquired an additional six Properties for $56.4 million under this agreement.  At December 31, 2005, we had posted an $8.6 million non-refundable deposit to be used towards the purchase of certain of these Properties.  The acquisition of the remaining Properties is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be met, or if met, that any of the remaining Properties will be acquired by us.  At December 31, 2005, Cirrus managed ten of our Medical Facilities, including two Properties that we acquired in 2004.

In August 2005, we also entered into an agreement to provide a Cirrus affiliate with an interest only, five-year senior secured term loan under which up to $85.0 million (plus capitalized interest) may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships ("Senior Secured Term Loan").  Certain of these surgical partnerships are tenants in the Medical Facilities acquired from Cirrus as described above.  During the first 48 months of the term, interest at the rate of 14.0% will accrue, of which 9.5% will be payable monthly and the balance of 4.5% will be capitalized; thereafter, interest at the greater of 14.0% or LIBOR plus 9.0% will be payable monthly.  The loan is subject to equity contribution requirements and borrower financial covenants that will dictate draw down availability, is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate) and is guaranteed up to $50.0 million through a combination of (i) a personal guarantee of up to $13.0 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate.  At December 31, 2005, the balance outstanding under the Senior Secured Term Loan was $16.0 million.

In connection with the Senior Secured Term Loan, we received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

The DASCO Companies, LLC.  In August 2004, we acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company.  Our relationship with DASCO has provided and may continue to provide opportunities for us to participate in new Medical Facility development and acquisition opportunities as well as enter the business of managing Medical Facilities.  DASCO may also provide development and property management services to third parties.  At December 31, 2005, DASCO managed forty-eight of our Medical Facilities, including two of our walk-in clinics and was developing five of our Medical Facilities.  At December 31, 2005, DASCO also provided property management services to an unrelated third party for three medical office buildings.

Other Permitted Investments

We may also provide (i) mortgage financing to operators to enable them to acquire properties that would secure the loan ("Mortgage Loans"), (ii) furniture, fixtures and equipment financing, ("Secured Equipment Leases"), (iii) other loans to entities in which we hold an interest, and (iv) we may invest up to a maximum of 5% of our total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries (collectively "Other Permitted Investments").

We expect that the interest rates and terms of the Mortgage Loans we provide will be similar to those of our leases.  However, because we prefer to focus on investing in Properties which have the potential to appreciate, we currently expect to provide Mortgage Loans in the aggregate principal amount of no more than 5% to 10% of our total assets.  We had no investments in Mortgage Loans at December 31, 2005.

To a lesser extent, we also may provide Secured Equipment Leases to operators, pursuant to which we will finance the equipment through loans or direct financing leases.  It is expected that the leases or loans will have a term of no more than seven years, will be secured by the personal property and include an option for the lessee to acquire the subject equipment at the end of the term.  The aggregate outstanding principal amount of Secured Equipment Leases is not expected to exceed 10% of our total assets.  We had no Secured Equipment Leases at December 31, 2005.

We expect to make other loans to operators or developers of Seniors' Housing or other health care-related facilities collateralized by real estate owned by the borrower.

As of December 31, 2005, we had provided a Cirrus affiliate with a five-year $85.0 million Senior Secured Term Loan as discussed under "Strategic Alliances," above.  At December 31, 2005, $16.0 million was outstanding under this loan.  We had not made any other loans as of December 31, 2005.

Advisory Services

Pursuant to an advisory agreement (the "Advisory Agreement"), the Advisor provides management services relating to our administration, the Properties, the Mortgage Loans, the Secured Equipment Lease program and other loans.  Under this agreement, the Advisor is responsible for assisting us in negotiating leases, Other Permitted Investments, lines of credit and permanent financing; collecting rental, Mortgage Loan, Secured Equipment Lease and other loan payments; inspecting the Properties and the tenants' books and records; and responding to tenants' inquiries and notices. The Advisor is also responsible for providing information to us about the status of the leases, Properties, Other Permitted Investments, any lines of credit and any permanent financing.  In exchange for these services, the Advisor is entitled to receive certain fees from us.  For supervision of the Properties and the Mortgage Loans, the Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.05% of the total amount invested in the Properties, exclusive of acquisition fees and acquisition expenses, plus 0.05% of the outstanding principal amount of any Mortgage Loans, as of the end of the preceding month.  For negotiating Secured Equipment Leases and supervising the Secured Equipment Lease program, the Advisor will receive, upon entering into each lease, a Secured Equipment Lease servicing fee, payable out of the proceeds of borrowings, equal to 2% of the purchase price of the equipment subject to each Secured Equipment Lease.  For identifying the Properties, structuring the terms of the acquisition and leases of the Properties and structuring the terms of the Mortgage Loans, the Advisor receives an acquisition fee on the gross proceeds from the offerings and loan proceeds from permanent financing, excluding that portion of the permanent financing used to finance Secured Equipment Leases, equal to 3% for the period from May 3, 2005 through December 31, 2005, 4% for the period from May 14, 2004 to May 2, 2005 and 4.5% with respect to the offerings prior to the 2004 Offering.  In addition, if there is a Listing, the Advisor will receive an acquisition fee of 3% of amounts outstanding on the line of credit, if any, at the time of Listing.

In accordance with the Advisory Agreement, the Advisor is required to reimburse us the amount by which the total operating expenses incurred by us in any four consecutive fiscal quarters (the "Expense Year") exceed the greater of 2% of average invested assets or 25% of net income (the "Expense Cap").

On May 2, 2005, we entered into a renewal agreement (the "Renewal Agreement") with the Advisor with respect to the Advisory Agreement, pursuant to which the Advisory Agreement was renewed for an additional one-year term commencing on May 3, 2005, and ending at 12:00 a.m. on May 3, 2006.  On July 13, 2005, we amended the Renewal Agreement (the "Amended Renewal Agreement") to reduce the percentage rate of Total Proceeds to be used in determining Acquisition Fees payable to the Advisor under the Advisory Agreement from 4% to 3%.  This reduction is deemed to be effective as of May 3, 2005.

The Amended Renewal Agreement continues until May 3, 2006, and thereafter may be extended annually upon mutual consent of the Advisor and our Board of Directors unless terminated at an earlier date upon 60 days prior written notice by either party.  As the expiration date of the Amended Renewal Agreement approaches, the Board of Directors will evaluate the performance of the Advisor and the terms of the agreement to determine what action to take, which may include: (i) the renewal of the agreement under substantially the same terms as the Amended Renewal Agreement, (ii) the execution of a new advisory agreement under re-negotiated terms or (iii) termination of the agreement.

Borrowings

We have and will continue to borrow money to acquire Properties, make Mortgage Loans, other loans and pay certain fees, and we intend to encumber Properties in connection with these borrowings.  We may also borrow money to enter into Secured Equipment Leases.  We have a $320.0 million revolving line of credit that may be amended to increase the revolving line of credit to $400.0 million ("Revolving LOC").  The amount available for use under the

Revolving LOC is subject to certain limitations based on the pledged collateral.  At December 31, 2005, the collateralization of the Revolving LOC allowed us to borrow up to $283.0 million. The Revolving LOC may be increased at our discretion and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing.  We have also obtained permanent financing.  The Board of Directors anticipates that the aggregate amount of any permanent financing will not exceed 50% of our total assets.  As of December 31, 2005, total borrowings represented 40% of our total assets.  The Revolving LOC and permanent financing are the only sources of funds for making Secured Equipment Leases.  We have and may in the future use our Revolving LOC to pay distributions that are in excess of our cash flow generated from operations.

Competition

We compete with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to, banks and insurance companies, many of which may have greater financial resources than ours, in the acquisition, leasing and financing of Seniors' Housing and Medical Facilities.  Further, non-profit entities are particularly suited to make investments in health care facilities because of their ability to finance acquisitions through the issuance of tax-exempt bonds, providing non-profit entities with a relatively lower cost of capital as compared to for-profit purchasers.  In addition, in certain states, facilities owned by non-profit entities are exempt from taxes on real property.  Competition to acquire Seniors' Housing and Medical Facilities has continued to increase due, in part, to the continued interest in the sector from private equity sources, including foreign investors.  In some cases, this competition has caused acquisition prices to increase, making it more challenging for us to be competitive in the acquisition of new investments.

During 2005, we continued to focus our investments in the acquisition of existing Seniors' Housing and Medical Facilities, as well as in the development of such new Properties through strategic alliances with new and existing business partners.  The development of new Properties allowed us to avoid the pricing pressures in the open market and to develop facilities that met our investment requirements.  However, although successful in 2005, there can be no assurance that this investment strategy will be followed in upcoming periods or, if followed, that it will generate the same results as in 2005.  Further, there can be no assurance that we will be able to secure business partners to develop the properties.

Employees

We have no employees, other than our executive officers who are not compensated by us.  We have retained the Advisor to provide management, acquisition, advisory and certain administrative services and have retained certain other affiliates of the Advisor to provide additional administrative services.

Available Information

We make available free of charge on or through our Internet website (http://www.cnlretirement.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the "Commission"). The public may read and copy any materials that we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http://www.sec.gov).

Item 1A. Risk Factors

Offering-Related Risks

The sale of shares by stockholders could be difficult.  Currently there is no public market for our shares, so stockholders may not be able to sell their shares promptly at a desired price.  Therefore, stockholders should consider purchasing the shares as a long-term investment only.  We do not know if we will ever apply to list our shares on a national securities exchange or over-the-counter market, or, if we do apply for Listing, when such application would be made or whether it would be accepted.  If our shares are Listed, we cannot assure our stockholders that a public trading market will develop.  We cannot assure our stockholders that the price they would receive in a sale on a national securities exchange or over-the-counter market would be representative of the value of the assets we own or that it would equal or exceed the amount our stockholders paid for the shares.  In addition, although we have adopted a redemption plan, we have discretion to not redeem our stockholders' shares, to suspend the plan, and to cease redemptions.  Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.  In particular, those limitations include: (i) no more than $100,000 of proceeds from the sale of shares pursuant to any offering in any calendar quarter may be used to redeem shares (but the full amount of the proceeds from the sale of shares under our reinvestment plan attributable to any calendar quarter may be used to redeem shares presented for redemption during such quarter), and (ii) no more than 5% of the number of shares of our common stock (outstanding at the beginning of any 12-month period) may be redeemed during such 12-month period.

Company-Related Risks

We are dependent on the Advisor.  The Advisor, subject to approval by the Board of Directors, is responsible for our investments and daily management.  The Board of Directors may terminate the agreement with the Advisor, with or without cause, but only subject to payment and release of the Advisor from all guarantees and other obligations incurred as Advisor.  We cannot be sure that the Advisor will achieve our objectives or that the Board of Directors will be able to act quickly to remove the Advisor if it deems removal necessary.  As a result, it is possible that we would be managed for some period by a company that was not acting in our best interests or not capable of helping us achieve our objectives.

Conflicts of interest.  The Advisor and its affiliates may be engaged in other activities that would result in potential conflicts of interest with the services that the Advisor and affiliates provide to us, such as the acquisition of Properties on behalf of other entities with investment objectives similar to ours.  The resolution of conflicts of interest in favor of other entities could have a negative impact on our financial performance.

There will be competing demands on our officers and directors.  Some of our directors and officers, and some of the directors and officers of the Advisor have management responsibilities for other companies including, in certain cases, companies that may in the future invest in some of the same types of assets in which we may invest.  For this reason, these officers and directors will share their management time and services among those companies and us, will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

The timing of sales and acquisitions may favor the Advisor.  The Advisor may immediately realize substantial commissions, fees and other compensation as a result of any investment in or sale of an asset by us.  Our Board of Directors must approve any investments and sales, but the Advisor's recommendation to the Board of Directors may be influenced by the impact of the transaction on the Advisor's compensation.

The Advisor's fee structure may encourage the Advisor to recommend speculative investments and a high amount of leverage.  The Advisor will realize substantial compensation in connection with the acquisition of Properties, and as a result, may recommend speculative investments to us.  In addition, because the Advisor will receive fees based on the amount of permanent financing we obtain, the Advisor may have an incentive to recommend a high amount of leverage to us.  Similarly, because the Advisor may receive fees upon the sale of Properties, loans and other permitted investments, the Advisor may have an incentive to recommend to us the premature sale of these assets.

The agreements between us and the Advisor were not the result of arm's-length negotiations.  Because some of our officers and directors are also officers and directors of the Advisor, the terms of the Advisory Agreement may favor the Advisor.  As a result, the Advisor may not always act in our best interests, which could adversely affect our results of operations.

Our Properties may be developed by affiliates.  Properties that we acquire may require development, renovation or other improvement prior to use by a tenant.  Our affiliates may provide these services and if so, the affiliates would receive the development fee that would otherwise be paid to an unaffiliated developer.  The Board of Directors, including the independent directors, must approve employing one of our affiliates to serve in such capacity.  There is a risk, however, that we would acquire Properties that require such services so that an affiliate would receive such fees.

We may invest with affiliates of the Advisor and enter into transactions with them.  We may invest in joint ventures with other programs sponsored by the Advisor or its affiliates.  The Board of Directors, including the independent directors, must approve the transaction, but the Advisor's recommendation may be affected by its relationship with one or more of the co-venture partners and may be more beneficial to the other programs than to us.  Further, because these transactions are, and other transactions we enter into may be, with affiliates, they may not be at arm's length.  Had they been at arm's length, the terms of such transactions may have been different and may have been more beneficial to us.

Real Estate and Other Investment Risks

Lack of Diversification.  Lack of diversification increases investment risk.  Our profitability and ability to diversify investments is limited by the amount of future funds we receive through our public offerings and borrowings, as well as the cost of the investments.  We may not be able to achieve diversification by tenant, operator, brand, facility type or geographic location.  There is no limit on the number of Properties of a particular brand or facility type which we may acquire, and we are not obligated to invest in more than one type of facility.  Presently, our investments are concentrated in certain tenants, operators, brands and types of facilities and any adverse development affecting any of them could materially adversely affect our financial condition and our ability to make distributions.  In addition, to the extent our assets are geographically concentrated, an economic downturn in one or more of the markets in which we have invested could have an adverse effect on our financial condition and our ability to make distributions.  As of December 31, 2005, we own interests in Properties in 33 states, with 14%, 13%, 9% and 8% of those Properties located in Texas, Florida, California and Illinois, respectively.  For a description of the tenant, operator and geographic concentrations, please see "Item 2. Properties" below.

Multiple Property leases or loans with individual tenants and borrowers increases our risks.  The value of our Properties depends principally upon the value of the underlying leases.  Minor defaults by a tenant or borrower may continue for some time before the Advisor or the Board of Directors determines that it is in our interest to evict the tenant or foreclose on the property of the borrower.  Tenants may lease more than one Property and borrowers may enter into more than one loan, and as a result, a default by the tenant or borrower could cause more than one Property to become vacant or more than one loan to become nonperforming.  Vacancies would reduce our revenue and could decrease the Properties' value until we are able to re-lease the affected Properties.  Generally, the Seniors' Housing facilities, ambulatory surgery centers and specialty and general hospitals are special purpose properties and may not be readily converted into general residential, retail or office use.

Adverse trends in the health care and seniors' housing industry may impact our Properties.  Our financial condition is dependent on the ability of tenants or third-party operators to operate the Properties successfully.  Failure of our tenants or third-party operators to operate the Properties successfully or adapt to dominant trends in the health care and seniors' housing industry may limit their ability to pay their rent, which could adversely affect our financial condition.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Accounts and Other Receivables" below for a description of past due rent receivables and the reserve for doubtful accounts attributable to certain of our major tenants and operators.

We may rely on credit enhancements to our leases for minimum rent payments.  Our leases may have credit enhancement provisions, such as guarantees or shortfall reserves provided by a third-party tenant or operator.  These credit enhancement provisions may terminate at either a specific time during the lease term or once net operating income of the Property exceeds a specified amount.  These provisions may also have limits on the overall amount of the credit enhancement.  After the termination of a credit enhancement, or in the event that the maximum limit of a credit enhancement is reached, we may only look to the tenant to make lease payments.  In the event that a credit enhancement has expired or the maximum limit has been reached, or in the event that a provider of a credit enhancement is unable to meet its obligations, our results of operations and our cash available for distribution could be adversely affected if our Properties are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make the rent payments.  Our tenants may be thinly capitalized corporations that rely on the cash flow generated from the Properties to fund rent obligations under their lease.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Accounts and Other Receivables" and "Operator Rent Guarantee" below for a description of certain limited guarantees.

We may rely on limited guarantees to fund rent payments, which could adversely impact cash available for distributions.  In connection with the acquisition and development of certain Seniors' Housing portfolios we may require the tenant or operator guarantees or other types of income support to guarantee the tenant's obligations to pay minimum rent and furniture, fixture and equipment reserve income.  Certain of these are limited guarantees that contain maximum funding caps or termination dates.

Our leases with tenants of some of our Medical Facilities may present greater risk because they are expected to be gross leases and the majority of the Medical Facility leases are expected to have five to 15 year terms.  Under our triple-net lease agreements, our tenants are responsible for maintenance and other day-to-day management of the Properties either directly or by entering into operating agreements with third-party operators.  Because under our gross leases the tenant generally is responsible for a certain capped amount of the repairs, maintenance, property taxes, utilities and insurance and we are responsible for the balance, our results of operations could be affected if the balance of these expenses is large.  In addition, we may have difficulty obtaining a new tenant upon the expiration of each short-term lease, and our results of operations could be negatively impacted if we failed to do so within a short time period.

We may experience uninsured loss or loss in excess of insured limits at our Properties.  We require our triple-net lease tenants to maintain appropriate levels of comprehensive liability and property insurance that cover us, as well as the tenants, on all of our Properties.  Some types of losses, however, either may be uninsurable or too expensive to insure against.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property.  In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligation related to the Property.  We cannot be assured that material losses in excess of insurance proceeds will not occur in the future.

Our Properties may be subject to environmental liabilities.  Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our Properties.  We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.  The presence of contamination or the failure to remediate contaminations at any of our Properties may adversely affect our ability to sell or lease the Properties or to borrow using the Properties as collateral.  At certain Properties, such as skilled nursing facilities, medical office buildings and walk-in clinics, some environmental and bio-medical hazardous wastes and products will be used and generated in the course of normal operations of the facility.  While the leases will provide that the tenant is solely responsible for any environmental hazards created during the term of the lease, we or an operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from the site.

All of our Properties will be acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions.  The Board of Directors and the advisor may determine that we will acquire a Property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the Property is acquired, provided that if it is a material problem:  (i) the seller, tenant or operator has (a) agreed in writing to indemnify us and/or (b) established in escrow cash funds equal to a predetermined amount greater than the estimated costs to remediate the problem; or (ii) we have negotiated other comparable arrangements, including but not limited to a reduction in the purchase price.  We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs.  Further, we cannot be sure that all environmental liabilities associated with the Properties that we may acquire from time to time will have been identified or that no prior owner, operator or current occupant will have created an environmental condition not known to us.  Moreover, we cannot be sure that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the environmental condition of the Properties that we may acquire from time to time will not be affected by tenants and occupants of the Properties, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to us.  Environmental liabilities that we may incur could have an adverse effect on our financial condition or results of operations.

We may not control the joint ventures in which we enter.  Our independent directors must approve all joint venture or general partnership arrangements in which we enter.  Subject to that approval, we may enter into a joint venture with an unaffiliated party to purchase a Property, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share management control of the joint venture with the unaffiliated party.  In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we therefore may be unable to control fully the activities of the joint venture.  If we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture.

Joint venture partners may have different interests than we have.  Investments in joint ventures involve the risk that our co-venture partner may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venture partner may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venture partner may experience financial difficulties.  Among other things, actions by a co-venture partner might subject Property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences.  If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours.  As a result, joint ownership of investments may adversely affect our returns on the investments and, therefore, cash available for distributions to our stockholders may be reduced.

It may be difficult for us to exit a joint venture after an impasse.  In our joint ventures, there will be a potential risk of impasse in some joint venture decisions since our approval and the approval of each co-venture partner will be required for some decisions.  In any joint venture with an affiliated program, however, we may have the right to buy the other co-venture partner's interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale.  In the event of an impasse, it is possible that neither party will have the funds necessary to complete the buy-out.  In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest.  As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

The liquidation of our assets may be delayed.  If our shares are not listed on a national securities exchange or over-the-counter market by December 31, 2008, we are obligated under our Amended and Restated Articles of Incorporation, as amended, to sell our assets and distribute the net sales proceeds to stockholders, and we will engage only in activities related to our orderly liquidation, unless our stockholders elect otherwise.  Neither the Advisor nor the Board of Directors may be able to control the timing of the sale of our assets due to market conditions, and we cannot assure you that we will be able to sell our assets so as to return our stockholders' aggregate invested capital, to generate a profit for the stockholders or to fully satisfy our debt obligations.  Because we use a portion of the offering price from the sale of shares to pay expenses and fees and the full offering price is not invested in Properties, we will only return all of our stockholders' invested capital if we sell the Properties for a sufficient amount in excess of their original purchase price.  If we take a purchase money obligation in partial payment of the sales price of a Property, we will realize the proceeds of the sale over a period of years.  Further, any intended liquidation of our Company may be delayed beyond the time of the sale of all of the Properties until all mortgage loans and secured equipment leases expire or are sold, because any mortgage loans into which we enter are likely to have terms of ten to 20 years and secured equipment leases are likely to have terms of seven years, and those obligations may not expire before all of the Properties are sold.

Industry-Related Risks

Failure to comply with government regulations could adversely affect our tenants, operators and borrowers.  The health care industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules.  In addition, regulators require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided.  Additional laws and regulations may be enacted or adopted that could require changes in the design of the Properties and certain operations of our tenants and third-party operators.  The failure of any tenant or operator to comply with such laws, requirements and regulations could affect a tenant's or operator's ability to operate the facilities that we own.

In some states, advocacy groups have been created to monitor the quality of care at health care facilities, and these groups have brought litigation against operators.  Additionally, in some instances, private litigation by patients has succeeded in winning large demand awards for alleged abuses.  The effect of this litigation and potential litigation has increased the costs of monitoring and reporting quality of care compliance incurred by our tenants.  In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase as long as the present litigation environment affecting the operations of health care facilities continues.  Continued cost increases could cause our tenants to be unable to pay their lease payments, decreasing our cash flow available for distribution.

Cost control and other health care reform measures may reduce reimbursements to our tenants and borrowers.  The health care industry faces various challenges, including increased government and private payor pressure on health care providers to control costs and the vertical and horizontal consolidation of health care providers.  The pressure to control health care costs has intensified in recent years as a result of the national health care reform debate and has continued as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget.  Similar debates are ongoing at the state level in many states.  These trends are likely to lead to reduced or slower growth in reimbursement for services provided by some of our tenants.  Management cannot predict whether governmental reforms will be adopted and, if adopted, whether the implementation of these reforms will have a material adverse effect on our financial condition or results of operations.

Our tenants and borrowers may rely on government reimbursement.  Our tenants, particularly those operating skilled nursing facilities and those leasing space in medical office buildings, may derive a significant portion of their revenues from governmentally funded programs, such as Medicaid and Medicare.  Although our lease payments are not linked to the level of government reimbursement received by the tenants, to the extent that changes in government funding programs adversely affect the revenues received by those tenants, such changes could adversely affect the ability of the tenants to make lease payments to us.

Some of our tenants, operators or borrowers may have physician investors.  Some of our borrowers, tenants or operators of health care facilities, including, without limitation, free standing ambulatory surgery centers and specialty or general hospitals, may have physician investors who refer patients to such health care facilities for treatment or services.

The federal Anti-Kickback Statute prohibits an individual or entity from knowingly and willfully offering or paying, or from soliciting or receiving, remuneration in order to induce the referral or the arranging for the referral of business reimbursed under the Medicare Program, Medicaid Program, or certain other state and federal health care programs.  The primary concern under the federal Anti-Kickback Statutes for ventures in which physicians are investors is whether the offering of such investment interests, or subsequent distributions to such physician investors based on such investment interests, constitute disguised remuneration for referrals.  The Office of Inspector General ("OIG") has promulgated regulations to clarify that certain investment and payment practices in the health care industry would not violate the Anti-Kickback Statute (the "Safe Harbors").  Certain of the Safe Harbors expressly address physician investment interests in free standing ambulatory surgery centers. Although the Safe Harbors protect certain venture arrangements, the requirements of these Safe Harbors do not always provide viable business options and failure to conform to the provisions of a Safe Harbor does not necessarily mean that the arrangement violates the Anti-Kickback Statute.

In addition, the federal Stark Law prohibits, subject to certain express exceptions, a physician (or immediate family member) who has a financial relationship with an entity from making referrals to that entity for the furnishing of designated health services for which payment may be made under the federal health care programs.  The Stark Law is often implicated in ventures in which physicians are investors because physicians make referrals for designated health services to the venture and have an ownership or compensation relationship with the venture.  Designated health services do not include free standing ambulatory surgery services and, while hospital services are included within the definition of designated health services, the law includes an express exemption for physicians who have an ownership or investment interest in, and are authorized to perform services in, a so-called whole hospital.  The whole hospital exemption, as it is applied to specialty, as opposed to general, hospitals not then under development, was subject to an eighteen month moratorium by certain provisions of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  The moratorium expired on June 8, 2005 without further legislative action.  However, there can be no assurance that legislative action to curb or restrict physician investments in health care facilities will not occur in the future.

Violation by our tenants, operators or borrowers of the Anti-Kickback Statute or the Stark Law could result in loss of licensure or certification, the imposition of civil monetary and criminal penalties, and the potential exclusion from the Medicare and Medicaid programs.  Such sanctions could adversely effect our tenants' and borrowers' ability to make lease and loan payments to us and could result in our having to find another tenant or operator, which could have an adverse effect on our financial condition or results of operations.

Lending Risks

Our mortgage loans may be impacted by unfavorable real estate market conditions.  If we make mortgage loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels.  We do not know whether the values of the Properties securing the mortgage loans will remain at the levels existing on the dates of origination of the mortgage loans.  If the values of the underlying Properties drop, our risk will increase and the values of our interests may decrease.

Our loans may not be secured by real estate.  We may make unsecured loans or loans that are not secured by real estate.  Any security we receive in connection with such loans may not provide us with the protection of loans secured by real estate.  Such loans will involve risks particular to the borrowers' businesses.  We may not be as familiar with such businesses as we are with various types of health care-related facilities.  Were a borrower to default on such a loan, we may lose the entire amount of the loan and have no recourse against the borrower.

Financing Risks

Borrowings.  We may borrow money to acquire assets, to preserve our status as a REIT or for any other authorized corporate purposes.  We may mortgage or put a lien on one or more of our assets in connection with any borrowing.  At December 31, 2005, we had aggregate outstanding borrowings, including permanent financing, bonds payable, construction loans and our outstanding Revolving LOC, equal to approximately 40% of our total assets.  Pursuant to our Amended and Restated Articles of Incorporation, we are entitled to borrow up to 75% of our total assets (which is the approximate equivalent of 300% of our "net assets," as defined in our Amended and Restated Articles of Incorporation), although we do not presently expect to borrow more than 50% of our total assets.  Borrowing may be risky if the cash flow from the Properties and other investments is insufficient to meet our debt obligations.

We may borrow to pay distributions.  We may borrow to make distributions for various purposes, including to preserve our REIT status.  We have borrowed and may in the future borrow money from our Revolving LOC to make distributions.  In certain instances if we are unable or choose not to borrow, distributions to our stockholders may be reduced.  In the event we borrow to make distributions, it is possible that we could make distributions in excess of our earnings and profits and, accordingly, that the distributions could constitute a return of capital for federal income tax purposes, although such distributions would not reduce stockholders' aggregate invested capital.

Tax Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.  We believe that we operate in a manner that enables us to meet the requirements for qualification and to remain qualified as a REIT for federal income tax purposes.  A REIT generally is not taxed at the federal corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service that we qualify as a REIT.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates.  In addition to these taxes, we may be subject to the federal alternative minimum tax.  Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.  Therefore, if we lose our REIT status, the funds available for distribution to you, as a stockholder, would be reduced substantially for each of the years involved.

Excessive non-real estate asset values may jeopardize our REIT status.  In order to qualify as a REIT, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents, and government securities.  Our secured equipment leases would not be considered real estate assets for federal income tax purposes.  Therefore, the value of the secured equipment leases, together with any other property that is not considered a real estate asset for federal income tax purposes, must represent in the aggregate less than 25% of our total assets.

In addition, under federal income tax law, we generally may not own securities in, or make secured equipment loans to, any one company (other than a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary) which represent in excess of 10% of the voting securities or 10% of the value of all securities of any one company, or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more taxable REIT subsidiaries which have, in the aggregate, a value in excess of 20% of our total assets.  For federal income tax purposes, the secured equipment leases would be considered loans which are not secured by an interest in real property.  The value of the secured equipment leases entered into with any particular tenant under a lease or entered into with any particular borrower under a loan must not represent in excess of 5% of our total assets and, except with respect to secured equipment leases which provide for fixed "rent" or payments which represent a percentage of the tenant's gross income and fixed timing of all such payments as well as repayment of the financed amount ("Straight Debt"), must not represent in excess of 10% of the value of the tenant's total securities.  Each of the secured equipment leases will be structured as Straight Debt.

The 25%, 20%, 10% and 5% tests are determined at the end of each calendar quarter.  If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

We may have to borrow funds or sell assets to meet our distribution requirements.  Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income.  For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes but that we have not yet received.  In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid or some of our deductions might be disallowed by the Internal Revenue Service.  As a result, we could have taxable income in excess of cash available for distribution.  If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.  If we cannot do so, we may lose our REIT status.

Ownership limits may discourage a change in control.  For the purpose of protecting our REIT status, our Amended and Restated Articles of Incorporation generally limit the ownership by any single stockholder of any class of our capital stock, including common stock, to 9.8% of the outstanding shares of that class.  Our Amended and Restated Articles of Incorporation also prohibit anyone from buying shares if the purchase would result in our losing our REIT status.  For example, we would lose our REIT status if we had fewer than 100 different stockholders or if five or fewer stockholders, applying certain broad attribution rules of the Internal Revenue Code of 1986, owned 50% or more of our common stock.  These restrictions may discourage a change in control, deter any attractive tender offers for our common stock or limit the opportunity for you or other stockholders to receive a premium for your common stock in the event a stockholder is making purchases of shares of common stock in order to acquire a block of shares.

We may be subject to other tax liabilities.  Even if we qualify as a REIT, we may be subject to some federal, state and local taxes on our income and property that could reduce operating cash flow.

Changes in tax laws may prevent us from qualifying as a REIT.  As we have previously described, we are treated as a REIT for federal income tax purposes.  However, this treatment is based on the tax laws that are currently in effect.  We are unable to predict any future changes in the tax laws that would adversely affect our status as a REIT.  If there is a change in the tax laws that prevents us from qualifying as a REIT or that requires REITs generally to pay corporate level income taxes, we may not be able to make the same level of distributions to our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Characteristics of Our Seniors' Housing Leases.  Seniors' Housing Properties are leased on a long-term (generally 15 years), triple-net basis, whereby the tenants are generally responsible for all operating expenses relating to the Property, including property taxes, maintenance, repairs, utilities and insurance as well as capital expenditures that may be reasonably necessary to maintain the leasehold in a manner that allows operation for its intended purpose.  Substantially all of the leases provide options that allow the tenants to renew the leases for 5 to 20 successive years subject to the same terms and conditions as the initial leases.  These leases provide for minimum annual base rent payments, generally payable monthly in arrears, that increase at predetermined intervals (typically on an annual basis) during the terms of the leases.  In addition to minimum annual base rent, many tenants are subject to contingent rent if the Properties achieve specified operating performance thresholds.  The amount of contingent rent payable is based on factors such as percentage of gross revenues, occupancy rates of the Properties or a percentage of our investment in the Property.  The majority of the leases also provide for the tenant to fund, in addition to its lease payments, a furniture, fixture and equipment ("FF&E") reserve fund.  In such cases, the tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to FF&E.  We may be responsible for capital expenditures or repairs in excess of the amounts in the reserve fund, and the tenant generally will be responsible for replenishing the reserve fund and for paying a specified return on the amount of capital expenditures or repairs paid for by us in excess of amounts in the reserve fund.

At December 31, 2005, 33 of our Seniors' Housing Properties were accounted for as direct financing leases with terms that range from 10 to 35 years (expiring between 2013 and 2038).  Certain of these direct financing leases contain provisions that allow the lessee to elect to purchase the Property during or at the end of the lease term for our initial investment amount. Certain of the leases also permit us to require the tenants to purchase the Properties at the end of the lease terms for our initial investment amount.

The Seniors' Housing lessees' ability to satisfy the lease obligations depends primarily on the Properties' operating results.  We select Properties for investment based on a credit underwriting process designed to identify those Properties that management believes will be able to fund such lease obligations.  To mitigate credit risk, certain leases are combined into portfolios that contain cross-default terms, meaning that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, we may pursue remedies under the lease with respect to any of the tenant's Properties in the portfolio ("Cross-Default").  In addition, certain portfolios contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling").  For certain Properties, we require security deposits, tenant or operator guarantees or additional types of income support.  Guarantees or other forms of credit support may be necessary if a Seniors' Housing facility is still in the process of achieving a stable occupancy rate, in which case the Property would not be able to generate minimum rent until reaching occupancy stabilization.  In order to determine the amount of the guarantee that would be needed to fund minimum rent, we estimate future cash flows available to the tenant to pay minimum rent based on projected occupancies and an analysis of the surrounding real estate market, including demographic information and industry standards, to predict operating expenses.  Our estimates are based on assumptions and there can be no assurances as to the actual amounts that will need to be paid under the guarantees.

Characteristics of Our Medical Facilities Leases.  We own both single-tenant and multi-tenant medical office buildings, specialty hospitals and walk-in clinics that are leased on either a triple-net or gross basis, primarily to tenants in the health care industry.  The leases have initial terms of 5 to 15 years, provide for minimum rent and are generally subject to renewal options.  Substantially all leases require minimum annual rents to increase at predetermined intervals during the lease terms.  Under our gross leases, tenants generally will be responsible for a certain capped amount of repairs, maintenance, property taxes, utilities and insurance and we will be responsible for the balance.

Major Tenants and Operators.  As of December 31, 2005, we leased our Seniors' Housing Properties to 22 tenants.  Two tenants affiliated with Horizon Bay Management, LLC ("Horizon Bay") contributed 21% of our total revenues for the year ended December 31, 2005.  As of December 31, 2005, 10 of our tenants, each of which is a subsidiary or affiliate of Harbor Retirement Associates, LLC (the "HRA Tenants"), contributed 22% of total revenues.  No other Seniors' Housing tenant contributed more than 10% of total revenues.  Our other tenants include other affiliates of Horizon Bay and subsidiaries or affiliates of: American Retirement Corporation ("ARC"); Aureus Group, LLC ("Aureus"); Eby Realty Group, LLC ("Eby"); Encore Senior Living, LLC ("Encore"); Erickson Retirement Communities, LLC; Greenwalt Corporation ("Greenwalt"); Prime Care Properties, LLC; Summit Companies, Incorporated; Solomon Senior Living Holdings, LLC; and Sunrise Senior Living Services, Inc. ("Sunrise").  Several of our Seniors' Housing tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the cash flow generated from the Seniors' Housing facilities to fund rent obligations under their leases.  Our Medical Facilities are leased to more than 700 tenants.  Tenancy in the Medical Facilities is generally a mix of physician practices and we also lease space to several large hospital systems and other health care providers.   See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Accounts and Other Receivables" below for a description of past due rent receivables and the reserve for doubtful accounts attributable to certain of our major tenants and operators.

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of Horizon Bay, the HRA Tenants or our other tenants, their guarantors or the Sunrise or Horizon Bay brands would significantly impact our results of operations.  It is expected that the percentage of total rental income contributed by Horizon Bay and the HRA Tenants will decrease as additional Properties are acquired and leased to diversified tenants.

On September 1, 2004, a company which is owned by our chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with the HRA Tenants to the remaining members of the limited liability company.  The HRA Tenants contributed 30% and 35% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

The following table summarizes information about our operator and manager concentration, excluding five Properties that are held for sale, as of December 31, 2005 (dollars in thousands):

Operator or Manager	Number of Facilities	Total Investment	Annualized Revenue (1)	Percent of Revenue
Seniors' Housing:
Sunrise Senior Living Services, Inc.	107	$1,480,990	$152,531	42%
Horizon Bay Management, LLC	27	768,799	82,925	22%
Encore Senior Living, LLC	17	143,177	15,157	4%
American Retirement Corporation	8	154,623	18,103	5%
Harbor Assisted Living, LLC	7	65,811	6,551	2%
Erickson Retirement Communities, LLC (2)	6	131,880	19,351	5%
Eby Realty Group, LLC	6	33,994	4,033	1%
CateredLife Communities, Inc.	5	32,846	4,155	1%
Other	1	46,207	—	—%
	184	2,858,327	302,806	82%
Medical Facilities:
The DASCO Company	53	377,452	38,436	10%
The Cirrus Group, LLC	10	117,488	10,504	3%
Four third-party managers	10	149,844	17,789	5%
	73	644,784	66,729	18%
	257	$3,503,111	369,535	100%

(1)

In 2005, we added Properties to our investment portfolio throughout the year.  In order to evaluate the ongoing effect of operator or manager concentrations we have calculated an annualized revenue amount based on each Property’s actual rental income from operating leases or earned income from direct financing leases during the year ended December 31, 2005.

(2)	Land only leases.

As of December 31, 2005, we had invested approximately $3.5 billion in 262 Properties located in 33 states.  Generally, our Properties conform to the following specifications of size and type of land and buildings:

Independent Living Facilities.  Independent living facilities offer a lifestyle choice, including residential accommodations with access to services, such as housekeeping, transportation, dining and social activities, for those who wish to maintain their lifestyles independently.  The independent living facilities are primarily apartment buildings which contain a significant amount of common space to accommodate dining, recreation, activities and other support services for senior citizens.  These properties range in size from 100 to 500 units with an average size of approximately 225 units.  Units include studios and one and two bedroom units ranging in size from 450 square feet to over 1,500 square feet.  Residents generally pay the operator of the facilities a base rent for their housing, which may include a meal program.  In addition, a menu of other services is provided at an additional charge.  The cost of independent living facilities generally ranges from $10 million to $60 million.

Assisted Living Facilities.  Assisted living facilities provide a combination of housing, supportive services, personalized assistance and health care to their residents in a manner which is designed to respond to individual needs.  These facilities generally offer a lower-cost alternative to skilled nursing facilities for those who do not require intensive nursing care.  Assisted living facilities may include units for residents with Alzheimer's and related memory disorders.  Current industry practice generally is to build freestanding assisted living facilities with an average of between 40 and 150 units, depending on such factors as market forces, site constraints and program orientation.  Current economics place the size of the private living space of a unit in the range of 300 square feet for an efficiency unit to 750 square feet for a large one bedroom unit.  Units are typically private, allowing residents the same general level of control over their units as residents of a rental apartment would typically have.  Common areas of the most recently developed assisted living facilities may total as much as 30% to 40% of the square footage of a facility.  The cost of assisted living facilities generally ranges from $5 million to $25 million.

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

Continuing Care Retirement Communities.  Independent living facilities sometimes have assisted living and/or skilled nursing facilities attached or adjacent to their locations.  When this occurs, the projects are often referred to as continuing care retirement communities ("CCRC") or life care communities.  The intent of CCRCs or life care communities is to provide a continuum of care to the residents.  As residents age and their health care needs increase, they can receive the care they need without having to move away from the "community" which has become their home.  CCRCs typically operate on a fee-for-service basis and the units are rented on a monthly basis to residents, while life care communities generally charge an entrance fee that may be partially refundable, plus a monthly maintenance fee.  CCRCs and life care communities are the most expensive type of seniors' housing with prices for each facility generally ranging from $40 million to over $200 million.

Medical Office Buildings.  Medical office buildings, including physicians' offices, special purpose facilities such as laboratories, diagnostic, cancer treatment and outpatient centers, and walk-in clinics are conventional office buildings with additional plumbing, mechanical and electrical service amenities which facilitate physicians and medical delivery companies in the practice of medicine, laboratory research and delivery of health care services.  These facilities can range in size from 3,000 square feet (walk-in clinic) to up to 150,000 square feet (medical office building) with costs generally ranging from $1 million to $10 million.  It is common for medical office buildings to be located in close proximity to hospitals where physicians have practice privileges.

Specialty Hospitals.  Specialty Hospitals are facilities that provide specialized procedures, usually cardiac, orthopedic or surgical, on an inpatient or outpatient basis.  Specialty Hospitals are licensed as acute care hospitals, but they are typically smaller and more specialized.  They usually do not have emergency rooms and can range from 20,000 to over 100,000 square feet, depending on the number of beds and operating rooms.

Generally, Properties acquired consist of land, building and equipment, however, in certain cases we may acquire only the land underlying the building with the building owned by the tenant or a third party, and we also may acquire the building only with the land owned by a third party.  We own fee title to all Properties, except for Properties which are owned by certain partnerships and joint ventures in which case the partnerships or joint ventures have fee title ownership and Properties which are subject to ground leases.  In general, the Properties are freestanding and surrounded by paved parking areas and landscaping.  Although buildings may be suitable for conversion to various uses through modifications, some Properties may not be economically convertible to other uses.

The following table summarizes the facility type, location, number of units or square footage, our investment amount at December 31, 2005, and the annualized rental income and rental income for the year ended December 31, 2005, excluding five Properties held for sale.  Seniors' Housing facilities are apartment-like facilities and are therefore stated in units.  Medical Facilities are measured in square feet (dollars in thousands):

					Rental Income
Facility Type and Location	Number of Facilities	Number of Units	Square Feet	Total Investment	Annualized (1)	For Year Ended December 31, 2005

Assisted Living Facilities:
Alabama	2	198	—	$ 16,529	$ 1,950	$ 1,950
Arizona	3	180	—	24,165	2,559	1,919
California	16	1,860	—	197,193	19,606	19,402
Colorado	4	635	—	70,639	8,409	8,409
Connecticut	2	227	—	23,019	2,693	2,693
Florida	18	1,538	—	133,352	13,954	12,795
Georgia	9	736	—	71,187	8,150	8,150
Illinois	9	666	—	87,038	10,305	10,305
Indiana	3	198	—	17,490	2,164	2,164
Iowa	2	80	—	11,742	1,402	1,402
Kansas	1	152	—	20,476	2,359	2,359
Kentucky	2	188	—	15,005	1,860	1,860
Maryland	8	776	—	116,947	13,553	13,553
Massachusetts	4	396	—	61,397	6,815	6,815
Michigan	4	330	—	44,085	5,055	5,055
Missouri	2	152	—	37,428	3,246	3,246
Nebraska	1	150	—	12,723	1,462	1,462
New Jersey	7	756	—	115,450	13,122	13,122
New York	2	202	—	49,451	5,354	5,354
North Carolina	6	584		50,005	5,847	5,847
Ohio	5	419	—	37,353	4,345	4,345
Oklahoma	2	212	—	8,235	999	999
Oregon	1	96		11,495	1,225	919
Rhode Island	1	128	—	19,202	2,105	2,105
South Carolina	5	426	—	31,863	3,911	3,911
Tennessee	2	205	—	16,054	1,999	1,999
Texas	6	486	—	64,437	8,143	8,143
Utah	1	158	—	14,633	1,929	1,929
Virginia	5	382	—	44,983	4,840	4,840
Washington	5	367	—	46,551	4,522	4,522
	138	12,883	—	$ 1,470,127	$ 163,883	$ 161,574

Independent Living Facilities:
Alabama	2	540	—	$ 82,285	$ 9,295	$ 9,295
Arizona	1	211	—	46,562	5,125	5,125
Arkansas	1	163	—	10,823	1,365	1,365
California	3	558	—	85,197	9,234	8,392
Florida	5	1,362	—	251,139	22,478	22,498
Illinois	5	1,016	—	177,163	19,296	18,316
Kentucky	1	120	—	10,496	1,322	1,322
Oregon	1	265	—	18,697	1,994	1,495
Rhode Island	6	725	—	104,066	11,360	11,360
Texas	9	2,635	—	190,564	20,103	20,103
Utah	1	75	—	4,969	530	397
Virginia	2	275	—	42,537	4,423	4,423
	37	7,945	—	$ 1,024,498	$ 106,525	$ 104,091

					Rental Income
Facility Type and Location	Number of Facilities	Number of Units	Square Feet	Total Investment	Annualized (1)	For Year Ended December 31, 2005

CCRCs:
Pennsylvania	1	542	—	$ 109,845	$ 7,682	$ 7,682
Virginia	1	487	—	84,308	5,364	5,364
	2	1,029	—	$ 194,153	$ 13,046	$ 13,046

Land Only Leases:
Illinois	1	—	—	$ 28,493	$ 4,103	$ 4,103
Massachusetts	2	—	—	40,266	6,007	6,007
Michigan	1	—	—	17,909	2,568	2,568
Pennsylvania	1	—	—	21,088	3,173	3,173
Texas	1	—	—	24,124	3,501	3,501
	6	—	—	$ 131,880	$ 19,352	$ 19,352

Seniors' Housing Property Under Construction:
New Jersey	1	—	—	$ 37,669	$ —	$ 1,023

Medical Office Buildings:
Arizona	3	—	286,686	$ 37,894	$ 4,737	$ 4,737
California	4	—	272,386	61,415	5,982	5,982
Colorado	4	—	215,644	41,800	4,709	4,709
Florida	11	—	550,357	85,016	9,808	9,808
Georgia	1	—	14,680	2,605	286	286
Illinois	6	—	274,391	47,028	5,749	5,548
Indiana	1	—	79,762	6,700	251	209
Kentucky	2	—	115,975	14,431	1,432	1,432
Maryland	2	—	78,940	14,161	1,433	1,433
Mississippi	3	—	132,204	21,484	1,621	1,621
Nebraska	1	—	97,262	11,824	481	481
North Carolina	4	—	104,889	20,692	1,531	1,531
Oklahoma	3	—	128,910	20,667	1,826	1,111
Tennessee	2	—	108,077	16,096	2,423	1,211
Texas	16	—	885,355	180,523	17,691	14,063
Virginia	2	—	147,792	34,190	3,978	3,978
	65	—	3,493,310	$ 616,526	$ 63,938	$ 58,140

Specialty Hospital:
Texas	1	—	57,584	$ 18,168	$ 2,289	$ 572

Walk-in Clinics:
Arkansas	2	—	42,781	$ 4,479	$ 502	$ 251

Medical Facilities Under Construction:
Colorado	1	—	—	$ —	$ —	$ —
Maryland	1	—	—	995	—	—
Texas	2	—	—	538	—	—
Virginia	1	—	—	4,078	—	93
	5	—	—	$ 5,611	$ —	$ 93

	257	21,857	3,593,675	$ 3,503,111	$ 369,535	$ 358,142

(1)

In 2005, we added Properties to our investment portfolio throughout the year.  In order to evaluate the ongoing effect of operator or manager concentrations we have calculated an annualized revenue amount based on each Property’s actual rental income from operating leases or earned income from direct financing leases during the year ended December 31, 2005.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2006, there were 91,280 stockholders of record of our common stock.  There is no public trading market for the shares of common stock, and even though we intend to List the shares on a national securities exchange or over-the-counter market on or before December 31, 2008, if market conditions are satisfactory, there is no assurance that we will List our shares or that a public market for the shares will develop, even if Listed.  If we do not List our shares by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.  We continue to monitor the market to determine if or when to List or pursue other strategic alternatives.

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations.  Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) who has held shares for at least one year may present all or any portion equal to at least 25% of his or her shares to us for redemption at any time, in accordance with the procedures outlined in our redemption plan.  Upon presentation, we may, at our sole option, redeem such shares for cash subject to certain conditions and limitations.  Redemptions are limited to the extent sufficient funds are available, however, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period.  The full amount of proceeds available from our distribution reinvestment plan is available for redemptions.  In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions.  There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder's shares may not be redeemed.  Any shares we acquire pursuant to the redemption plan will be retired and no longer available for re-issuance.  Our Board of Directors, at its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in our best interest.  The redemption price under the 2004 Offering is $9.50 per share.

The following table contains information related to all common stock purchased by us during the fourth quarter of 2005, which consisted of shares redeemed pursuant to the redemption plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1-31, 2005	—	$ —	—	$ —
November 1-30, 2005	—	—	—	—
December 1-31, 2005	874,772	9.50	874,772	65,895,116
	874,772	$ 9.50	874,772	$ 65,895,116

As of December 31, 2005, the offering price per share of common stock was $10.00.  The offering price per share was determined by us at our sole discretion based upon the price we believed investors would pay for the shares and on certain other considerations and may not represent the fair market value of the shares.  Our shares are not publicly traded and there is no public market for the shares on which to base market value.  We did not take into account the value of the underlying assets in determining the price per share.  Investors are cautioned that common stock not publicly traded is generally considered illiquid and the price paid per share may not be realized when an investor seeks to liquidate his or her common stock.

For the years ended December 31, 2005, 2004 and 2003, we are aware of total shares of 78,959, 29,801 and 6,000, respectively, that were traded between stockholders.  The price paid for the shares traded was subject to negotiation by the purchaser and the selling stockholder.  Other than these trades of our shares, purchases made in our public offerings and redemptions of shares by us, we are not aware of any other trades.  The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of shares that we are aware of during 2005 and 2004:

	2005
	High	Low	Average
First Quarter	$ 8.61	$ 8.61	$ 8.61
Second Quarter	9.91	8.95	9.57
Third Quarter	9.39	8.55	9.15
Fourth Quarter	9.43	8.95	9.12

	2004
	High	Low	Average
First Quarter	$ 10.00	$ 10.00	$ 10.00
Second Quarter	10.00	9.50	9.52
Third Quarter	9.25	6.50	7.09
Fourth Quarter	10.00	6.89	8.36

We expect to make distributions to our stockholders pursuant to the provisions of our Amended and Restated Articles of Incorporation, as amended.  For the years ended December 31, 2005 and 2004, we declared cash distributions of $176.0 million and $147.2 million, respectively, to stockholders.  For the years ended December 31, 2005 and 2004, approximately 67% and 60%, respectively, of distributions paid to stockholders were considered ordinary income and approximately 33% and 40%, respectively, were considered a return of capital for federal income tax purposes.  No amounts distributed to stockholders for the years ended December 31, 2005 and 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital.

The following table presents total distributions (in thousands) and distributions per share:

2005 Quarter	First	Second	Third	Fourth	Year

Total distributions declared	$42,592	$44,004	$44,407	$44,955	$175,958
Distributions per share	$0.1776	$0.1776	$0.1776	$0.1776	$0.7104

2004 Quarter	First	Second	Third	Fourth	Year

Total distributions declared	$28,841	$37,344	$39,755	$41,216	$147,156
Distributions per share	$0.1776	$0.1776	$0.1776	$0.1776	$0.7104

On January 1, February 1 and March 1, 2006, we declared distributions to stockholders totaling $45.5 million ($0.1776 per share), payable by March 31, 2006, to stockholders of record as of each respective date.

We intend to continue to declare cash distributions to stockholders on a monthly basis, payable quarterly, during the offering period, and quarterly thereafter.  We are required to distribute annually at least 90% of our REIT taxable income to maintain our objective of qualifying as a REIT.  Distributions will be made at the discretion of the Board of Directors, depending primarily on net cash from operating activities and our general financial condition, subject to the obligation of the Board of Directors to cause us to remain qualified as a REIT for federal income tax purposes.  We have and may in the future use our Revolving LOC to pay distributions to stockholders.  During the years ended December 31, 2005 and 2004, distributions paid to stockholders of $0 and $7.6 million, respectively, were supported by borrowings under our Revolving LOC.

Item 6.  Selected Financial Data

(Amounts in thousands except per share data)	At December 31 or For the Year Ended:
	2005	2004	2003	2002	2001
Financial Data:
Revenues	$ 384,083	$ 262,769	$ 93,008	$ 16,416	$ 1,764
General and administrative expenses	$ 21,376	$ 14,740	$ 5,462	$ 1,365	$ 95	(1)
Income from continuing operations	$ 142,415	$ 118,351	$ 57,864	$ 11,041	$ 916
Income (loss) from discontinued operations	$ (6,834)	$ (433)	$ 596	$ 331	$ —
Net income	$ 135,581	$ 117,918	$ 58,460	$ 11,372	$ 916
Income from continuing operations per share	$ 0.57	$ 0.56	$ 0.65	$ 0.50	$ 0.38
Income (loss) from discontinued operations per share	$ (0.02)	$ —	$ 0.01	$ 0.02	$ —
Net income per share	$ 0.55	$ 0.56	$ 0.66	$ 0.52	$ 0.38
Cash distributions paid per share	$ 0.71	$ 0.71	$ 0.71	$ 0.70	$ 0.70

Weighted-average number of shares outstanding (basic and diluted)	248,298	210,343	88,840	22,035	2,391

Cash distributions declared	$ 175,958	$ 147,156	$ 59,784	$ 14,379	$ 1,507
Cash from operating activities	$ 188,309	$ 139,573	$ 60,807	$ 16,785	$ 2,173
Cash used in investing activities	$ (417,880)	$ (1,309,869)	$(1,012,749)	$(358,090)	$ (22,931)
Cash from financing activities	$ 272,692	$ 1,054,987	$ 1,078,232	$ 355,384	$ 47,301
Funds from operations (2)	$ 234,176	$ 181,186	$ 76,256	$ 14,610	$ 1,440

Real estate investment properties	$ 3,503,111	$ 3,159,236	$ 1,512,998	$ 379,980	$ 35,233
Total assets	$ 3,838,761	$ 3,369,641	$ 1,761,899	$ 41,765	$ 64,447
Debt obligations	$ 1,536,766	$ 1,193,548	$ 392,583	$ 45,327	$ —
Total liabilities	$ 1,605,253	$ 1,263,923	$ 415,958	$ 51,970	$ 3,537
Minority interests	$ 5,701	$ 2,361	$ —	$ —	$ —
Stockholders' equity	$ 2,227,807	$ 2,103,357	$ 1,345,941	$ 389,795	$ 60,910

Other Data:
Properties owned at end of period	262	222	119	37	3
Properties acquired during period	40	103	82	34	2

(1)

During the Expense Year ended June 30, 2001, operating expenses exceeded the Expense Cap by $0.1 million; therefore, the Advisor reimbursed us such amounts in accordance with the Advisory Agreement.

(2)

We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income.  FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.  (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms.  This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases.  During the years ended December 31, 2005, 2004 and 2003, net income included $46.7 million, $40.4 million and $13.2 million, respectively, of these amounts.)  We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs.  FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP.  However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions.  FFO as presented may not be comparable to amounts calculated by other companies.  Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO for each of the years in the five-year period ended December 31, 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001

Net income	$ 135,581	$ 117,918	$ 58,460	$ 11,372	$ 916
Adjustments:
Depreciation of real estate assets
Continuing operations	84,275	53,839	16,106	2,946	524
Discontinued operations	220	512	261	122	—

Amortization of lease intangibles
Continuing operations	13,912	8,563	1,139	230	—
Discontinued operations	21	50	29	24	—

Amortization of deferred leasing costs
Continuing operations	540	32	—	—	—

Effect of unconsolidated entity	404	428	261	150	—

Effect of minority interests	(777)	(156)	—	(234)	—
	$ 234,176	$ 181,186	$ 76,256	$ 14,610	$ 1,440
FFO per share (basic and diluted)	$ 0.94	$ 0.86	$ 0.86	$ 0.66	$ 0.60

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are based on current expectations, estimates and projections about future events, including but not limited to the acquisition of pending investments and the sale of certain Properties.  These statements that concern events that are not historical facts, are generally characterized by the use of terms such as "believe," "estimate," "intend," "expect," "may," "will," "could," "would" and "plan" or future conditional verb tenses, and variations or negatives of such terms.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements.  Certain of these risks are described in "Item 1A. Risk Factors" above.  In addition, certain factors that might cause such a difference in actual results, performance or achievements include the following: changes in general economic conditions, changes in local and national real estate conditions, availability of capital from borrowings under our Revolving LOC and availability of an on-going Revolving LOC, continued availability of proceeds from our equity offerings, our ability to obtain permanent financing on satisfactory terms, the ability of certain of our tenants and operators to enhance cash flow from operations at our Properties that are experiencing operating performance deficiencies, our ability to close on pending acquisitions, our ability to sell the Properties currently held for sale, our ability to continue to locate suitable Properties and borrowers for our Mortgage Loans, other loans and Secured Equipment Leases, and the ability of tenants and borrowers to make payments under their respective leases, or the Senior Secured Term Loan.  Given these uncertainties, readers are cautioned not to place undue reliance on such statements.  We disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  Although we believe our current expectations are based upon reasonable assumptions, we can give no assurance that expectations will be attained.

Business Overview

Our continuing focus during 2005 was on (i) stabilizing the operating performance of our Properties, (ii) developing new relationships and strengthening existing relationships with our tenants, operators and managers (iii) strengthening existing relationships with lenders, and (iv) raising capital through our equity offering and investing the proceeds in Properties and Other Permitted Investments.

(i)

We worked closely with our tenants and operators to identify cash flow enhancing strategies where we identified deficiencies.  Where necessary, we restructured lease terms and made capital expenditures to upgrade the Properties, on which we will receive a return from the tenant.  We also determined to hold for sale and recognized impairment losses on three Properties that were identified as under-performing when acquired with their respective portfolios.

(ii)

We developed new relationships with Seniors' Housing tenants and operators.  In addition, we entered into a new relationship with Cirrus to acquire, manage and develop new and existing Medical Facilities. As of March 15, 2006, we have acquired 14 Medical Facilities and two specialty hospitals through this relationship.  We continued to foster our relationship with DASCO which, as of December 31, 2005, managed forty-eight of our Medical Facilities and was developing five of our Medical Facilities.

(iii)

We strengthened our relationship with lenders as we obtained or assumed $348.6 million of permanent financing, entered into interest rate swap agreements tied to debt with an aggregate notional amount of $233.8 million that reduced our aggregate variable-interest-rate debt, drew $63.4 million under our construction loan facilities and amended our Revolving LOC to increase the borrowing capacity to $400.0 million under more favorable terms.  Additionally, we prepaid $58.3 million of above-market variable-interest-rate mortgage debt and repaid $60.0 million under a term loan.

(iv)

During the year ended December 31, 2005, we received gross offering proceeds net of redemptions of $178.4 million.  We invested $435.4 million in the acquisition of 40 Properties, the funding of our development projects and ongoing capital improvements of our Properties.  We also funded a $16.0 million loan advance to a Cirrus affiliate under a five-year $85.0 million, Senior Secured Term Loan to finance the acquisition, development, syndication and operation of new and existing surgical partnerships.

As of December 31, 2005, we held real estate assets located in 33 states consisting of (dollars in thousands):

	Number of Properties	Investment at December 31, 2005
Seniors' Housing facilities:
Operating	183	$2,820,657
Under construction	1	37,669
Medical Facilities:
Operating	68	639,174
Under construction	5	5,611
	257	$3,503,111

Real estate held for sale	5	$12,692

Liquidity and Capital Resources

We primarily invest in or develop Properties and may invest in Other Permitted Investments.  As of March 15, 2006, we have relied on the sale of our common stock to fund a significant portion of our Property investments.  We also obtained funds through borrowings under permanent or construction financing, operating activities and draws on our Revolving LOC.  The 2004 Offering will close on or before March 26, 2006, and we do not presently intend to commence a new offering.  Therefore, we will need to rely on other sources of capital or debt to fund Property acquisitions and development.  We believe that over the short term, which is less than 12 months, borrowings under permanent or construction financing, draws on our Revolving LOC and cash on hand at December 31, 2005, will be sufficient to meet our forecasted capital requirements for Property investments, Senior Secured Term Loan funding, capital expenditures and the re-tenanting of our Medical Facilities.  Over the long term, which is 12 months or more, we may raise capital by encumbering Properties, entering into joint venture agreements with respect to our investments in new or existing Properties, issuing preferred stock, selling existing Properties, or we may stop investing in Properties.

Operating cash flow for the year ended December 31, 2005, was $188.3 million and is expected to increase with a full year of operations for the 40 Properties that we acquired during 2005 and those forecasted to be acquired during 2006.  As of December 31, 2005, we have adequate construction funding to complete and open the Properties under construction which we expect to generate additional operating cash flow.

We expect to continue to be able to pay distributions to maintain our REIT status, which requires that we distribute at least 90% of our taxable income to stockholders.  Operating cash flow is expected to provide a significant portion of our distributions, and to the extent necessary, we may borrow funds from our Revolving LOC to make distributions to stockholders.  During 2006, we intend to maintain our quarterly distribution payment rate to stockholders of $0.1776 per share.  We expect that cash flow generated from operations will be sufficient to fund distribution payments; however, if cash flow generated from operations is not sufficient, we may use borrowings under our Revolving LOC to cover such shortage.

Common Stock Offerings

Upon formation in December 1997, we received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor.  From our inception through December 31, 2005, we have made five public offerings of our common stock and received subscriptions as follows (in thousands):

		Offering		Subscriptions
Offering	Date Completed	Shares (b)	Amount	Shares (c)	Amount
Initial Offering	September 2000	15,500	$ 155,000	972	$ 9,719
2000 Offering	May 2002	15,500	155,000	15,500	155,000
2002 Offering	April 2003	45,000	450,000	45,000	450,000
2003 Offering	April 2004	175,000	1,750,000	156,793	1,567,925
2004 Offering	Open (a)	400,000	4,000,000	41,548	415,485
		651,000	$ 6,510,000	259,813	$ 2,598,129

(a)

2004 Offering will close on or before March 26, 2006.

(b)

Includes reinvestment plan shares of 500 in each of the Initial and 2000 Offerings, 5,000 in the 2002 Offering, 25,000 in the 2003 Offering and 15,000 in the 2004 Offering.

(c)

Includes reinvestment plan shares of 5 in the Initial Offering, 42 in the 2000 Offering, 129 in the 2002 Offering, 1,728 in the 2003 Offering and 8,749 in the 2004 Offering.

The price per share of all of the equity offerings of our common stock has been $10.00 per share with the exception of (i) shares purchased pursuant to volume or other discounts and (ii) shares purchased through our reinvestment plan which are currently priced at $9.50 per share.  Selling commissions, marketing support fees, due diligence expense reimbursements and other offering expenses will not exceed 13% of gross proceeds.

For the year ended December 31, 2005, net proceeds received from our offering of shares, after deduction of selling commissions, marketing support fees, due diligence expense reimbursements, offering expenses and redemptions, totaled approximately $160.0 million.

During the period January 1, 2006 through March 15, 2006, we received additional net offering proceeds of $24.6 million, proceeds from new permanent financing of $89.3 million and incurred acquisition fees and costs of $3.5 million, including $2.7 million related to acquisition fees on the new permanent financing.

If we do not List our shares by December 31, 2008, we will commence an orderly liquidation of our assets and the distribution of net proceeds to our stockholders.  We continue to monitor the market to determine if or when to List or pursue other strategic alternatives.

Redemptions

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations.  Under the redemption plan, prior to such time, if any, as a Listing occurs, any stockholder who has held shares for at least one year may present all or any portion equal to at least 25% of their shares to us for redemption in accordance with the procedures outlined in the redemption plan.  Upon presentation, we may, at our option, redeem the shares for cash, subject to certain conditions and limitations.  Redemptions are limited to the extent sufficient funds are available, however, at no time during any 12-month period may the number of shares we redeem exceed 5% of the number of shares of our outstanding common stock at the beginning of the 12-month period.  The full amount of proceeds from our distribution reinvestment plan is available for redemptions.  In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions.  In the second quarter of 2004, we amended our redemption plan to change our redemption price from $9.20 per share to $9.50 per share.  During the years ended December 31, 2005, 2004 and 2003, 3,904,039 shares, 685,396 shares and 131,781 shares, respectively, were redeemed and retired for $37.1 million, $6.5 million and $1.2 million, respectively.

Property Acquisitions

At December 31, 2005, our investment portfolio consisted of 262 Properties located in 33 states with an aggregate investment amount of approximately $3.5 billion compared to 222 Properties located in 32 states with an aggregate investment amount of approximately $3.2 billion at December 31, 2004.  During 2005, we invested $435.4 million in 40 Properties, including the payout of $9.5 million in earnouts to the seller of two Properties acquired in 2003. The Properties acquired were (i) 18 Seniors' Housing facilities, consisting primarily of assisted living and independent living facilities, (ii) 21 Medical Facilities consisting of 18 medical office buildings, 5 of which were under construction, one specialty hospital and 2 walk-in clinics and (iii) a 10.4 acre parcel of land which we intend to sell.  Two Seniors' Housing facilities and four Medical Facilities that were under construction at December 31, 2004 or when acquired during 2005 commenced operations during 2005.  With the exception of one Seniors' Housing facility, we, as lessor, entered into long-term, triple-net lease agreements relating to the Seniors' Housing facilities and shorter-term, gross or triple-net lease agreements relating to the Medical Facilities.  As of December 31, 2005, four of our Seniors' Housing facilities and a parcel of land were held for sale.

The 40 Properties acquired during 2005 are subject to operating leases.  Operating leases related to our Seniors' Housing facilities generally provide for initial terms of 15 years with options that allow the tenants to renew the leases for 5 to 20 successive years subject to the same terms and conditions as the initial leases.  In addition to minimum annual base rent, a number of the Seniors' Housing leases require contingent rent if operating performance or occupancy rate thresholds, as defined in the lease agreements, are achieved.  The leases generally also provide for the tenant to fund, in addition to minimum rent payments, an FF&E reserve fund.  The tenant deposits funds into the FF&E reserve account and periodically uses these funds to cover the cost of the replacement, renewal and additions to furniture, fixtures and equipment.  Operating leases related to our Medical Facilities include both triple-net and gross basis leases and generally have initial terms of 5 to 15 years.  These leases provide for minimum rent and are generally subject to renewal options.  The gross basis leases allow us to recover a portion of the Medical Facility operating expenses from the tenants, as specified in the lease agreements.  Substantially all Property leases require minimum annual base rent to be paid in monthly installments and to increase at predetermined intervals (typically on an annual basis) during the terms of the leases.

In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), we allocate the value associated with having in-place operating leases at the date of acquisition to an intangible lease asset or liability considering factors associated with lease origination costs, customer relationships and above- or below-market leases.  During 2005, we allocated $15.7 million of acquired real estate value to in-place lease origination costs and customer relationships which are amortized over the remaining terms of the leases acquired with each Property, $1.3 million to an intangible lease asset related to above-market lease values which are amortized to rental income from operating leases.  We also allocated $1.9 million to an intangible lease liability acquired with each Property related to below-market lease values which are accreted to rental income from operating leases over the remaining terms of the leases, including below-market lease extension, if any.

Other Investments

In August 2005, we entered into an agreement to provide a Cirrus affiliate with an interest only, five-year Senior Secured Term Loan under which up to $85.0 million (plus capitalized interest) may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships.  During the first 48 months of the term, interest at the rate of 14.0% will accrue, of which 9.5% will be payable monthly and the balance of 4.5% will be capitalized; thereafter, interest at the greater of 14.0% or LIBOR plus 9.0% will be payable monthly.  The loan is subject to equity contribution requirements and borrower financial covenants that will dictate draw down availability, is collateralized by all of the assets of the borrower (comprised primarily of interests in partnerships operating surgical facilities in premises leased from a Cirrus affiliate) and is guaranteed up to $50.0 million through a combination of (i) a personal guarantee of up to $13.0 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate.  At December 31, 2005, the balance outstanding under the Senior Secured Term Loan was $16.0 million.

In connection with the Senior Secured Term Loan, we received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

In August 2004, we acquired a 55% interest in DASCO for $6.0 million including closing costs.  We allocated $5.8 million to goodwill, which represents the excess of the purchase price paid plus closing costs over the fair market value of the tangible assets (office furniture and equipment) acquired in the business acquisition.  The purchase of the 55% interest in DASCO has provided and may continue to provide opportunities for us to participate in new medical office development and acquisition opportunities, as well as enter the business of managing Medical Facilities.  As of December 31, 2005, DASCO managed forty-eight of our Medical Facilities and was developing five of our Medical Facilities.

We own a 9.90% interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of the Advisor's parent company lease office space.  Our initial equity investment in the partnership was $0.3 million.  Our share in the limited partnership's distributions is equivalent to our equity interest in the limited partnership.  The remaining interests in the limited partnership are owned by several entities with present or former affiliations with the Advisor's parent company.  On September 30, 2005, we severally guaranteed 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the limited partnership that matures December 31, 2010.  As of December 31, 2005, the uncollateralized promissory note had an outstanding balance of $13.9 million.  We have not been required to fund any amount under this guarantee.  In the event we are required to fund amounts under the guarantee, we believe that such amounts would be recoverable either from operations of the related asset or proceeds upon liquidation.

Investments Subsequent to December 31, 2005 and Pending Investments

Investments Subsequent to December 31, 2005.  In January 2006, we acquired seven Medical Facilities from Cirrus for $84.5 million which we funded, in part, with proceeds from a new $56.3 million, ten-year mortgage loan that bears fixed-rate interest at 5.59%.  Four of the acquired Properties are located in Texas, two are in Arizona and one is in Missouri, and in aggregate they contain approximately 255,000 square feet.  Cirrus will manage the Properties.

Pending Investments.  As of March 15, 2006, we had initial commitments to acquire from Cirrus majority equity interests in five Medical Facilities for an aggregate price of $72.6 million and for which we have posted a $4.6 million non-refundable deposit as of December 31, 2005.  Four of the Medical Facilities are located in Texas, and one Medical Facility is located in Oklahoma.  We expect that Cirrus will manage the five Medical Facilities.  The acquisition of each of these investments is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that one or more of these investments will be acquired by us.

Off-Balance Sheet Arrangements

Interest Rate Swaps.  On May 5, 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  The hedges have a 4.19% weighted-average fixed rate plus a 1.26% weighted-average spread, resulting in an all-in fixed interest rate of 5.45% until 2010.

Borrowings

Revolving Line of Credit.  On August 23, 2005, we amended and restated our $85.0 million credit agreement and closed on a $320.0 million amended and restated senior secured Revolving LOC, which permits us to expand the borrowing capacity up to $400.0 million and extended the initial maturity date to August 23, 2007.  The amount available for use under the Revolving LOC is subject to certain limitations based on the pledged collateral.  The Revolving LOC is collateralized by 36 Properties with a carrying value of approximately $390.4 million at December 31, 2005, that in the aggregate, currently allows us to draw up to $283.0 million.  The Revolving LOC contains two one-year extension options and may be used to fund the acquisition and development of Properties, purchase Other Permitted Investments and for general corporate purposes.  At closing, pricing was reduced from LIBOR plus 300 basis points to LIBOR plus 150 basis points.  The Revolving LOC requires interest only payments at LIBOR plus a percentage that fluctuates depending on our aggregate amount of debt outstanding in relation to our total assets (6.20% all-in rate at December 31, 2005, which represents a pricing of LIBOR plus 170 basis points).  At December 31, 2005, $75.0 million was outstanding under the Revolving LOC.

Term Loan.  In January 2005, we repaid and terminated a $60.0 million, 14-day term loan used for the acquisition of certain Properties until permanent financing was obtained in January 2005.

Permanent Financing.  During 2005, we obtained $348.6 million in permanent financing by assuming existing debt or securing new debt on various Properties acquired during the period and by encumbering certain existing Properties with new debt.  As of December 31, 2005, our aggregate permanent financing was $1.2 billion and was collateralized by Properties with an aggregate net book value of $2.2 billion.

In July 2005, we prepaid a $10.5 million mortgage note payable using available cash at June 30, 2005.  In August 2005, we prepaid $47.8 million in mortgage notes payable using available cash and proceeds from our Revolving LOC.

Approximately 30% of the mortgage notes payable, construction loans payable and Revolving LOC at December 31, 2005, was subject to variable interest rates; therefore, we are exposed to market changes in interest rates as explained in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."  Some of our variable-rate loans contain provisions that allow us to convert the variable interest rates to fixed interest rates based on U.S. Treasury rates plus a premium at the time the conversion option is exercised.  Fixed interest rates range from 4.85% to 8.42% with a weighted-average rate of 5.97%.  Certain fixed-rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to prepay the loans prior to their maturity dates.  Many of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties.  Certain loans contain extension options with terms similar to the initial loan terms.

During 2005, we incurred $11.7 million in loan costs in connection with the placement and assumption of permanent financing facilities and the amended Revolving LOC.

The table below summarizes permanent financing that we obtained during the year ended December 31, 2005 (dollars in thousands):

Date Funded /Assumed	Mortgage Payable	Maturity Date	Interest Rate

Fixed-Rate Debt:
January 2005	$7,108	June 2010	8.41% (1)
March 2005	39,010	April 2012	4.85%
March 2005	34,299	January 2011-April 2013	5.69% - 7.15%
June 2005	9,500	September 2012	5.67%
June 2005	1,669	May 2008	7.51%
October 2005	57,655	November 2015	5.39%
	149,241
Variable-Rate Debt:
January 2005	100,000	January 2010	LIBOR + 1.25%
March 2005	50,000	March 2010	LIBOR + 1.50%
	150,000
Other
October 2005	49,320	October 2013	(2)
	$348,561

(1)

The stated interest rate of 8.41% on this loan was greater than that available to us in the open capital market for comparable debt at the time of assumption.  Consequently, we recognized $0.7 million in debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 5.67%.  During 2005, we recognized $0.1 million in debt premium amortization related to this loan that is included in interest and loan cost amortization expense in the accompanying consolidated statements of income.

(2)

On October 3, 2005, we (i) exercised an extension option available under the $140.4 million mortgage notes that were to mature in October 2005, (ii) negotiated the inclusion of an $82.2 million variable-rate mortgage loan due to mature in April 2008 and (iii) drew an additional $19.4 million under the facility, all with a new maturity date of October 2013.  The facility contains provisions that will allow us to draw an additional $58.0 million upon providing additional collateral.  Of the new $242.0 million mortgage note payable, $121.0 million bears fixed-rate interest at 5.63% requiring principal and interest payments through maturity and $121.0 million bears variable-rate interest based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.95% (5.16 % at December 31, 2005) requiring interest only payments through maturity.  We also have the option to convert the variable-rate debt component to fixed-rate debt.

Construction Financing.  During 2005, we entered into new construction loan facilities of $37.0 million and collectively drew a net of $62.1 million under all of our construction loans related to certain Properties in various stages of development.  Total construction loans outstanding at December 31, 2005, were $143.6 million, and total liquidity remaining was $38.9 million.  The loans are variable interest rate loans and mature from November 2006 through December 2013.  We anticipate that we will obtain permanent financing to pay the construction loans as they become due.

Bonds Payable.  At December 31, 2005 we had $98.0 million of non-interest bearing life care bonds at our two CCRCs and non-interest bearing occupancy fee deposits at another of our Senior's Housing facilities, all of which were payable to certain residents of the facilities (collectively "Bonds").  During 2005, the tenants of the facilities issued new Bonds to new residents of the facilities totaling $12.6 million and used the proceeds from the Bonds issued in the current period and prior periods to retire $9.1 million of Bonds on our behalf.  At December 31, 2005, $68.7 million of the Bonds were refundable to the residents upon the resident moving out or to a resident's estate upon the resident's death and $29.4 million of the Bonds were refundable after the unit has been successfully remarketed to a new resident.  Excess Bond redemptions over Bond issuance, if any, will be funded from prior net Bonds issuance reserves, to the extent available or from available operating cash flow.

Contractual Obligations and Commitments

The following table presents our contractual cash obligations and related payment periods as of December 31, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$ 55,776	$ 128,468	$ 517,886	$ 517,076	$ 1,219,206
Construction loans payable	75,499	44,696	12,155	11,210	143,560
Ground leases	372	981	988	23,750	26,091
DASCO office lease	204	420	437	243	1,304
Revolving LOC	—	75,000	—	—	75,000
Bonds payable (1)	—	—	—	98,016	98,016
Security deposits and rent support	—	—	—	23,954	23,954
	$ 131,851	$ 249,565	$ 531,466	$ 674,249	$ 1,587,131

(1)

Of this amount, $68.7 million was due upon the resident moving out or the resident's death and $29.4 million was due upon the unit being successfully remarketed to a new resident.  It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

The following table presents our commitments, contingencies and guarantees, and related expiration periods as of December 31, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Pending investments (1)	$ 157,100	$ —	$ —	$ —	$ 157,100
Unfunded Senior Secured Term Loan (2)	69,000	—	—	—	69,000
Capital improvements to Properties (3)	62,620	—	—	—	62,620
Earnout provisions (4)	25,979	—	—	—	25,979
Guarantee of uncollateralized promissory note of CNL Plaza, Ltd.	—	—	2,313	—	2,313
	$ 314,699	$ —	$ 2,313	$ —	$ 317,012

(1)

As of December 31, 2005, we had initial commitments to acquire 12 Medical Facilities for which we had posted a non-refundable $10.6 million deposit.  In January 2006, we completed the acquisition of seven Medical Facilities for $84.5 million, including the application of $6.0 million of the non-refundable deposit that we had posted as of December 31, 2005.  The remaining Properties are expected to be acquired in the first quarter of 2006.  The acquisition of each of these investments is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that we will acquire one or more of these investments.

(2)

Represents the unfunded portion under the $85.0 million Senior Secured Term Loan.

(3)

Commitments for the funding of Properties under construction of $38.9 million are expected to be funded with draws from construction loan facilities and the remaining balance relates to Property expansion and renovation plans which we expect to fund from borrowings under our Revolving LOC.

(4)

In connection with the acquisition of 41 Properties, we may be required to make additional payments to the seller if earnout provisions are achieved by the earnout date.  The calculation generally considers the net operating income for the Property, our initial investment and the fair value of the Property at the earnout date.  In the event an amount is due, the applicable lease would be amended and annual minimum rent will increase accordingly.  Amounts presented represent maximum exposure to additional payments.  Earnout amounts related to six additional Properties are subject to future values and events which are not quantifiable at December 31, 2005, and are not included in the table above.

Market Risk

See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" below.

Cash and Cash Equivalents

Until Properties are acquired or Other Permitted Investments are entered into, cash from offering proceeds or permanent financings is held in short-term (defined as investments with an original maturity of three months or less), highly liquid investments which we believe to have appropriate safety of principal.  This investment strategy provides high liquidity in order to facilitate our use of these funds to acquire Properties at such time as Properties suitable for acquisition are identified or to fund Other Permitted Investments and take advantage of favorable capital market conditions.  At December 31, 2005, we had approximately $94.9 million invested in short-term investments as compared to $51.8 million at December 31, 2004. The increase was primarily due to the fact that proceeds received from the placement of new permanent financing and offering proceeds received from the sale of shares of common stock during the year ended December 31, 2005, more than offset cash used to invest in additional Properties.

Accounts and Other Receivables

Our accounts and other receivables, net increased $3.0 million to $23.5 million at December 31, 2005, from $20.5 million at December 31, 2004, consisting of a $6.3 million increase in accounts and other receivables and a $3.3 million increase in the reserve for doubtful accounts.  The $6.3 million increase in accounts and other receivables was due to (i) an increase in rental revenues receivable of $11.3 million, (ii) an increase in other receivables of $0.7 million, offset by (iii) a $5.7 million reduction due to the reclassification of rental revenues receivable from current receivables to deferred receivables, as described in "Deferred Receivables" below.  The $3.3 million increase in the reserve for doubtful accounts was due to (i) a $4.5 million increase in the reserve for balances outstanding at December 31, 2005 offset by (ii) a $1.1 million reduction in the reserve associated with the rental revenues receivable that were reclassified to long-term receivables, as described in "Deferred Receivables" below and (iii) a $0.1 million write-off of bad debt.  Past due rent receivables were $14.8 million and $10.7 million at December 31, 2005 and 2004, respectively.  At December 31, 2005, $5.8 million of the $7.2 million allowance for doubtful accounts was attributable to HRA Tenants.

Effective November 2005, we amended and restated the leases of a five-Property portfolio by (i) releasing from the pooled portfolio a non-performing Property that we currently hold for sale and which had been reducing the other Properties' ability to pay current rent (ii) increasing the lease basis on the remaining four Properties to cover the expected loss from disposing of the released Property (iii) realigning the current lease rate to mirror current and forecasted portfolio operating performance and revenue enhancements (iv) extending the lease term by six years and (v) preserving the ability to collect $3.1 million past due receivables as of  November 2005, that we reclassified to other assets.  Additionally, we funded $0.8 million of common area renovations, which we added to the lease basis, to enhance the Properties' appeal to residents and improve market position.  During 2005 we recognized a $6.2 million impairment charge on the released Property to reduce its carrying value to $2.0 million, which is its estimated fair value less the estimated costs to dispose.

In connection with 19 Properties for which we billed $16.5 million in base rents for the year ended December 31, 2005, Sunrise, the operator, had guaranteed rent payments until December 31, 2005.  Our evaluation of these Properties' 2006 forecasted operating results revealed that it is likely that they will not be able to generate sufficient cash flow from operations to cover a portion of the 2006 contractual rental payments.  This may result in our recognition of additional provisions for doubtful accounts in 2006 and may have an adverse affect on our cash available for distribution to stockholders.  We are working with the HRA Tenants (the tenant) and Sunrise to implement a plan to enhance cash flow generated from these Properties.  We are also evaluating strategic alternatives which may include lease restructure and sale of one or more of the Properties.

Three additional Properties had Sunrise guarantees that expired on June 30, 2005.  During 2004, we determined to hold one of the Properties for sale and recognized a $1.9 million impairment charge to reduce the Property's carrying value to $1.6 million, which is its estimated fair value less the estimated costs to dispose.  In January 2006, we entered into an agreement to sell this Property for an expected sales price of approximately $2.1 million.  This transaction is subject to customary closing conditions and there can be no assurance that such conditions will be met, or if met, that the transaction will occur.  During 2005, we determined to hold the two remaining Properties for sale and recognized a $1.5 million impairment charge to reduce the Properties' aggregate carrying value to $5.8 million, which is their estimated fair value less the estimated costs to dispose.  In March 2006, we sold these two Properties to an unrelated third party for $6.0 million and we took back a purchase money mortgage with a three-year term secured by the Properties in the amount of $4.8 million.  Interest is payable annually at a rate of 6.0% and principle is due at maturity.  We realized a net loss on the sale of the Properties of $0.2 million in March 2006.

Five other Seniors' Housing facilities continued to experience cash flow shortages and were unable to pay a portion of their rent obligations during 2005.  Two of these Properties were not supported by tenant guarantees or security deposits.  During 2005, we worked with the operators of the Properties to put initiatives in place to enhance revenue as well as certain cost containment measures and as a result, the Properties began to cover a larger portion of their rent in the latter part of 2005.  This trend is expected to continue during 2006.  The three other Properties are Pooled within their portfolio but operating deficiencies of the three Properties caused rent payment shortfalls.  We continue to work with the operators of these Properties to enhance revenue and reduce expenses.  We expect that certain measures that were initiated during 2005 will enhance cash flow of the Properties during 2006.  However, failure of the Properties to continue to enhance their cash flow from operations will result in the non-payment of a portion of their rent, and as a result, the recognition of additional provisions for doubtful accounts in 2006 which may have an adverse affect on our cash available for distribution to stockholders.

Our analysis of estimated future cash flows to be generated by certain other Properties for which we currently have reserves reveals that certain delinquent amounts will be collected in 2006.

We have been and will continue to work with the tenants and the operators of the respective Properties to implement plans to increase operating efficiencies in order to enhance cash flow generated from the Properties to fund current and past due rent obligations under the leases.  In addition, we are evaluating strategic alternatives for certain facilities. The results of actual facility operations or implementation of one or more of these alternatives could result in additional reserves for doubtful accounts or impairment losses that may impact our results of operations and ability to pay distributions in future periods.

Deferred Receivables

At December 31, 2005 and 2004, deferred receivables were $6.6 million and $0.9 million, respectively.  Leases relating to 13 Seniors' Housing facilities provide for the amount of rental revenues receivable outstanding as of the end of the year to no longer be considered accounts receivable, but rather to be considered as a deferred receivable.  Such amounts are added to the lease basis of these facilities and we receive a return based on the then current lease rate of the portfolio, including annual increases.  Accordingly, we reclassify such amounts from accounts receivable to other assets in the accompanying consolidated balance sheets.  In 2006, we expect to reclassify an additional $1.6 million for the outstanding rental revenues receivable at December 31, 2005, related to the 13 Properties.  In addition, as described under "Accounts Receivable" above, $3.1 million of rental revenues receivable related to the leases of a five-Property portfolio was reclassified from accounts receivable to deferred receivables in accordance with the lease amendment and restructure.  The deferred receivables are payable from the tenant's excess cash flow after the payment of current rent and certain other fees, as permitted under the respective lease agreements.  Based on our evaluation of the Properties' projected cash flows over the remaining term of the leases, we expect that the deferred receivables at December 31, 2005, and their respective rents will be collected and as such, we do not provide for a reserve for doubtful accounts.

Operator Rent Guarantees

During the years ended December 31, 2005 and 2004, rental income included draws on operator rent guarantees of $14.9 million and $21.6 million, respectively.  To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain Cross-Default and Pooling terms.  In addition, as of December 31, 2005, we held $24.0 million in security deposits and rent support related to certain Properties.

We had the following remaining rental support and limited guarantees from certain tenants and operators at December 31, 2005 (dollars in thousands):

			Guarantee
Guarantor	Number of Properties	Maximum	Used Since Acquired	Remaining Balance

Horizon Bay	21	$17,500	$14,391	$3,109
Aureus	11	10,000	2,255	7,745
ARC	8	(1)	9,416	(1)
Eby	6	(1)	329	(1)
Encore	17	(1)	791	(1)
Greenwalt	5	(1)	2,493	(1)
Sunrise	2	(1)	—	(1)
Sunrise	17	(2)	6,281	(2)
Sunrise	3	(3)	2,809	(3)

(1) Unconditional guarantees

(2) Sunrise guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve funds under the 17 leases until the later of (i) March 2006 or (ii) 18 months after the final development date of certain Properties, as defined in the lease agreement.  The final development Property commenced operations in January 2006; accordingly, the Sunrise guarantee will terminate in July 2007.

(3) Sunrise guaranteed the tenants' rent obligations for these Seniors' Housing facilities that were acquired in 2004 and which commenced operations in 2004, until the later of (i) September 2006 or (ii) the Properties achieving predetermined rent coverage thresholds, which are not determinable at this time.

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of Horizon Bay, the HRA Tenants, or our other tenants, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact the results of our operations.

Distributions

During the years ended December 31, 2005, 2004 and 2003, we generated cash from operations of $188.3 million, $139.6 million and $60.8 million, respectively, which included unrestricted security deposits received from tenants of $4.1 million, $8.7 million and $3.1 million, respectively and draws on tenant and operator rent guarantees of $14.9 million, $21.6 million and $5.6 million, respectively.  Our Board of Directors declared distributions to our stockholders of $176.0 million, $147.2 million and $59.8 million during 2005, 2004 and 2003, respectively.  In addition, on January 1, February 1 and March 1, 2006, our Board of Directors declared distributions to stockholders of record on those dates, of $0.0592 per share of common stock which are payable by March 31, 2006.  Effective July 1, 2005, the Board of Directors amended our distribution policy to discontinue the monthly payment of stockholder distributions, such that all distributions will be paid solely on a quarterly basis and will continue to be declared monthly during the offering period and quarterly thereafter.

Our distribution policy is based on a balanced analysis of value creation reflective of both current and long-term stabilized cash flows of our Properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter and anticipated operating results for the coming year, economic conditions, other operating trends, our financial condition, loan restrictions, capital requirements and avoidance of volatility of distributions.  During 2006, we intend to maintain our quarterly distribution payment rate to stockholders of $0.1776 per share.  We expect that cash flow generated from operations will be sufficient to fund distribution payments; however, if cash flow generated from operations is not sufficient, we may use borrowings under our Revolving LOC to cover such shortage.

Our acquisition strategy is focused on opportunistically investing in larger portfolios, which allows us to obtain increased efficiencies.  As a result, larger cash outlays are required at the time of purchase which may cause cash to accumulate for longer periods of time in short-term investments at lower returns prior to making these purchases.  Therefore, distributions paid to stockholders may periodically be greater than cash flows generated from operations.  We expect to continue a large portfolio investment strategy during 2006, and may borrow funds from our Revolving LOC to make distributions to stockholders in future quarters.  During the years ended December 31, 2005, 2004 and 2003, distributions paid to stockholders were supported by borrowing under our Revolving LOC of $0, $7.6 million and $0 million, respectively.

For the years ended December 31, 2005, 2004 and 2003, approximately 67%, 60% and 71%, respectively, of the distributions received by stockholders were considered to be ordinary income and approximately 33%, 40% and 29%, respectively, were considered a return of capital for federal income tax purposes.  No amounts distributed to stockholders for the years ended December 31, 2005, 2004 and 2003, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' 8% return, which is equal to an 8% cumulative, non-compounded annual return on the amount calculated by multiplying the total number of shares of common stock purchased by stockholders by the issue price, without deduction for volume or other discounts, reduced by the portion of any distribution that is attributable to net sales proceeds and by any amount we have paid to repurchase shares under our redemption plan.

Liquidity Requirements

We believe that cash flow provided by operating activities will be sufficient to fund normal recurring operating expenses, regular debt service requirements and a significant portion of the distributions to stockholders.  To the extent that cash flow provided by operating activities is not sufficient to meet such short-term liquidity requirements as a result, for example, of our portfolio investment strategy or expenses due to the tenants defaulting under the terms of their lease agreements, we will use borrowings under our Revolving LOC.  We expect to meet our other short-term liquidity requirements, including the acquisition and development of Properties, the investment in Other Permitted Investments, and the scheduled maturities of permanent financings with proceeds remaining from our offerings (to the extent available), advances under the Revolving LOC, new permanent financing and the placement of permanent debt to replace maturing construction loans.  We expect to meet our long-term liquidity requirements through short- or long-term, collateralized and uncollateralized financing or equity financing.

Seniors' Housing facilities are generally leased on a long-term, triple-net basis, meaning the tenants are required to pay repairs and maintenance, property taxes, insurance and utilities.  Generally, the tenants are also required to maintain an FF&E reserve account which is used to fund expenditures to refurbish buildings, premises and equipment to maintain the leasehold in a manner that allows operation for its intended purpose.  In the event that the FF&E reserve is not sufficient, we may make fixed asset expenditures, in which case the annual minimum rent will be increased.  We believe that current tenant reserves are sufficient to meet foreseen material FF&E repairs.  The Medical Facilities are leased on either a triple-net or gross basis.  We are responsible to fund capital improvements to Medical Facilities.  With respect to Medical Facility gross leases, we generally recover increases in building operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount from the tenants, as specified in the lease agreement.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Net income for the year ended December 31, 2005, totaled $135.6 million or $0.55 per share of common stock ($142.4 million or $0.57 per share of common stock from continuing operations), as compared to net income of $117.9 million or $0.56 per share of common stock ($118.4 million or $0.56 per share of common stock from continuing operations) for the year ended December 31, 2004.  The increase in net income was primarily due to the rental income from the Properties that we acquired during 2005 and the latter part of 2004, offset by increases in operating expenses related to the acquired Properties and the recognition of impairment charges on three Properties in 2005 as compared to one property in 2004.  These changes are discussed in further detail below.

Revenues

Rental and earned income from leases. At December 31, 2005, we owned 262 Properties, including 40 Properties acquired in 2005, compared to 222 Properties owned at December 31, 2004, of which 103 Properties were acquired during 2004.  As a result of the increase in the number of Properties, rental and earned income from leases from Properties from continuing operations increased $104.8 million to $358.1 million, including $46.7 million as a result of straight-lining rent escalations throughout the lease terms, for the year ended December 31, 2005, compared to $253.3 million, including $40.4 million of straight-line rent revenue, for the year ended December 31, 2004.  The $104.8 million increase in rental and earned income from leases was comprised of $79.5 million from a full year of operations of the Properties acquired during 2004, $24.6 million from the new operating Properties that were acquired or construction Properties that commenced operations during 2005 and $0.7 million from Properties owned as of January 1, 2004.  (See "Operator Rent Guarantees" above).

FF&E reserve income.  FF&E reserve income from continuing operations increased $2.9 million to $7.5 million for the year ended December 31, 2005, from $4.6 million for the year ended December 31, 2004.  The increase was comprised of $0.2 million additional revenues from a full year of operations of the Properties acquired during 2004, $0.1 million from the new operating Properties that were acquired or construction Properties that commenced operations during 2005 and $2.6 million from Properties owned as of January 1, 2004.

Tenant expense reimbursement revenue.  Tenant expense reimbursement revenue from continuing operations increased $8.6 million to $13.3 million for the year ended December 31, 2005, from $4.7 million for the year ended December 31, 2004.  These revenue increases in 2005 reflect an increase of $7.5 million in additional revenues from a full year of results from Medical Facilities acquisitions in the second and third quarters of 2004 and $1.1 million from Properties that were acquired or construction Properties that commenced operations during 2005.  Contractual recoveries from tenants represented 52% and 42% of our Medical Facilities operating expenses for the years ended December 31, 2005 and 2004, respectively.

Property management and development fees and loan interest income.  Property management and development fees from DASCO increased revenue by $0.7 million and loan interest income from the Senior Secured Term Loan increased revenue by $0.5 million for the year ended December 31, 2005.

Expenses

Seniors' Housing property expenses.  Seniors' Housing property expenses from continuing operations decreased $0.5 million, to $1.1 million for the year ended December 31, 2005, from $1.6 million for the year ended December 31, 2004, as a result of decreased repairs resulting from increased capital spending.

Medical Facilities operating expenses.  Medical Facilities operating expenses from continuing operations increased $14.2 million to $25.4 million for the year ended December 31, 2005, from $11.2 million for the year ended December 31, 2004.  The increase was comprised of $11.9 million in additional expenses from a full year of operations of the Properties acquired during 2004 and $2.3 million from the new operating Properties that were acquired or that commenced operations during 2005.  We are generally responsible for the Medical Facilities' property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants.

General and administrative.  General and administrative expenses from continuing operations increased $6.7 million to $21.4 million from $14.7 million for the years ended December 31, 2005 and 2004, respectively.  The increase was due to general and administrative expenses related to a full year of DASCO operations in 2005 compared to four months of operations in 2004, the increased number of Properties owned during 2005 and increased legal and consulting fees.

Asset management fees to related party.  Asset management fees from continuing operations increased $6.1 million to $18.6 million for the year ended December 31, 2005, from $12.5 million for the year ended December 31, 2004.  The increase in expenses was comprised of $4.9 million additional expense from a full year of operations of Properties that were acquired during 2004 and $1.2 million from new operating Properties acquired or construction Properties that commenced operations during 2005.

Provision for doubtful accounts.  We recognized a provision for doubtful accounts from continuing operations for the years ended December 31, 2005 and 2004, of $3.1 million and $3.9 million, respectively, as discussed in the "Accounts and Other Receivables" section above.  At December 31, 2005, $5.8 million of the $7.2 million allowance for doubtful accounts was attributable to HRA Tenants.

Depreciation and amortization.  Depreciation and amortization expense increased to $98.4 million for the year ended December 31, 2005, from $62.5 million for the year ended December 31, 2004, as a result of the increase in Properties subject to operating leases during the year ended December 31, 2005.  The $35.9 million depreciation and amortization expense increase was comprised of $26.5 million in additional expense from a full year of operations of the Properties acquired during 2004, $8.9 million from the new operating Properties that were acquired or construction Properties that commenced operations during 2005 and $0.5 million from Properties owned as of January 1, 2004.

Interest and other income

During the years ended December 31, 2005 and 2004, we earned $2.7 million and $3.0 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments.  The decrease was primarily due to reduced bank interest income as a result of lower invested cash balances.  Also affecting year-over-year comparisons was the 2005 reclassification to reflect certain amounts related to our Medical Facilities as property management and development fees revenue; for the year ended December 31, 2004, interest and other income included $1.6 million related to these development, marketing and property management fees.

Interest and loan cost amortization expense

Interest and loan cost amortization expense was $76.2 million and $42.8 million for the years ended December 31, 2005 and 2004, respectively.  The increase was a result of an increase in the average amount of debt outstanding to $1.2 billion for the year ended December 31, 2005, from $722.2 million for the year ended December 31, 2004.  The weighted-average interest rate was approximately 5.8% for the year ended December 31, 2005 and 5.1% for the year ended December 31, 2004.

Discontinued operations

Loss from discontinued operations of $6.8 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively, for four Properties that we determined to hold for sale included operating revenues of $1.7 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively, and expenses of $0.8 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.  Expenses for the years ended December 31, 2005 and 2004, included a provision for doubtful accounts of $0.3 million and $0, respectively. Loss from discontinued operations also included impairment charges of $7.7 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively, related to these Properties as discussed in the "Accounts Receivable" section above.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Net income for the year ended December 31, 2004 totaled $117.9 million or $0.56 per share of common stock ($118.4 million or $0.56 per share of common stock from continuing operations), as compared to net income of $58.5 million or $0.66 per share of common stock ($57.9 million or $0.65 per share of common stock from continuing operations) for 2003.  The increase in net income is primarily due to an increase in rental income from the Properties that we acquired during the latter part of 2003 and in 2004 offset by increases in interest expense and loan cost amortization as a result of an increase in our average outstanding debt, provisions for accounts receivable reserves and an impairment charge related to the proposed sale of a seniors' housing facility.  These changes are discussed in further detail below.  Although net income increased significantly for the year ended December 31, 2004, it decreased on a per share basis primarily due to the increased number of weighted-average number of common shares outstanding in 2004.

Revenues

Rental and earned income from leases.  At December 31, 2004, we owned 218 operating Properties, including 103 Properties that were acquired in 2004, compared to owning 115 operating Properties at December 31, 2003.  As a result of the increase in the number and value of owned Properties, our rental and earned income from our leases from continuing operations increased to $253.3 million, including $40.4 million as a result of straight-lining rent increases throughout the lease terms, for the year ended December 31, 2004, compared to $90.4 million, including $13.2 million of straight-line rent revenue, for the year ended December 31, 2003.  The $162.9 million rental and earned income from leases increase was comprised of $71.2 million additional revenues from a full year of operations of the Properties acquired or that commenced operations during 2003, $91.0 million from the new operating Properties acquired during 2004 and $0.7 million from Properties owned as of January 1, 2003.  (See "Operator Rent Guarantees" above).

Rental income also included draws on operator rent guarantees of $21.6 million and $5.6 million during the years ended December 31, 2004 and 2003, respectively.  As of December 31, 2004, we held $26.3 million in security deposits and rent support related to certain Properties.

FF&E reserve income.  During the years ended December 31, 2004 and 2003, we earned $4.6 million and $2.6 million, respectively, in FF&E reserve income from Properties from continuing operations during the years ended December 31, 2004 and 2003, respectively.  The $2.0 million FF&E reserve income increase was comprised of $2.2 million additional revenues from a full year of operations of the Properties acquired or that commenced operations during 2003 and $0.1 million from the new operating Properties that were acquired during 2004 offset by a reduction of $0.3 million from Properties owned as of January 1, 2003.

Tenant expense reimbursement revenue.  During the year ended December 31, 2004, we recorded $4.7 million in tenant expense reimbursement revenue, representing contractual recoveries from tenants of 42% of our Medical Facilities operating expenses.

Expenses

Seniors' Housing and Medical Facilities property expenses.  Total property-related operating expenses for the years ended December 31, 2004 and 2003, were $12.9 million and $136,000, respectively.  The increase was primarily due to $11.2 million from the acquisition of the Medical Facilities in the second and third quarters of 2004, where we are generally responsible for property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants.  Property expenses related to seniors' housing facilities increased to $1.6 from $136,000 due to the increase in the number of seniors' housing facilities owned during the year ended December 31, 2004.

General and administrative.  General and administrative expenses from continuing operations increased $9.2 million to $14.7 million from $5.5 million for the years ended December 31, 2004 and 2003, respectively.  The increase in expenses was related to general and administrative expenses related to the acquisition of DASCO operations in 2004 and the increased number of Properties owned during 2004.

Asset management fees to related party.  Asset management fees from continuing operations increased $8.2 million to $12.5 million for the year ended December 31, 2004, from $4.3 million for the year ended December 31, 2003.  The increase in expenses was comprised of $3.6 million additional expense from a full year of operations of Properties acquired during 2003 and $4.6 million from new operating Properties that were acquired or that commenced operations during 2004.

Provision for doubtful accounts.  During the year ended December 31, 2004, we recognized a provision of $3.9 million related to doubtful accounts receivable balances due to delays in receiving current rent from certain Seniors' Housing facilities that were experiencing higher than expected property operating expenses.

Depreciation and amortization.  Depreciation and amortization expense increased to $62.5 million for the year ended December 31, 2004, from $17.3 million for the year ended December 31, 2003, as a result of the increase in Properties subject to operating leases during the year ended December 31, 2004.  The $45.2 million depreciation and amortization expense increase was comprised of $13.1 million additional expense from a full year of operations of the Properties acquired during 2003 and $32.1 million from the new operating Properties acquired or that commenced operations during 2004.

Interest and other income

During the years ended December 31, 2004 and 2003, we earned $3.0 million and $1.6 million, respectively, in interest income from investments in money market accounts and other short-term, highly liquid investments.  The increase in interest income is due to an increase in the average amount invested in short-term investments during the year ended December 31, 2004, as compared to the year ended December 31, 2003.  For the year ended December 31, 2004, interest and other income also included $1.6 million in development, marketing and property management fees related to our Medical Facilities.

Interest and loan cost amortization expense

Interest and loan cost amortization expense was $42.8 million and $9.6 million for the years ended December 31, 2004 and 2003, respectively.  The increase was a result of our increasing the average amount of debt outstanding from $151.4 million for the year ended December 31, 2003, to $722.2 million for the year ended December 31, 2004.  The weighted-average interest rate was approximately 5.1% for the year ended December 31, 2004 and 5.8% for the year ended December 31, 2003.  In addition, we wrote off $1.1 million in loan costs during the year ended December 31, 2004, as a result of the early extinguishment of debt and capitalized $0.7 million in interest to Properties under construction during 2004.

Discontinued operations

For the year ended December 31, 2004, loss from discontinued operations for four Properties that we determined to hold for sale included operating revenues of approximately $2.2 million offset by operating expenses of $0.7 million and an impairment loss of $1.9 million for the write-down of one of the Properties to its estimated fair value less selling costs.  For the year ended December 31, 2003, income from these Properties included operating revenues of approximately $1.0 million offset by operating expenses of $0.4 million.

Other

Inflation and Trends

Our Seniors' Housing leases are triple-net leases and contain provisions that we believe will mitigate the effect of inflation.  These provisions include clauses requiring automatic increases in base rent at specified times during the term of the lease (generally on an annual basis) and the payment of contingent rent if Properties achieve specified operating thresholds (based on factors such as a percentage of gross revenue above a specified level).  We have also invested in Medical Facilities, which include both triple-net and gross basis leases.  These leases also contain provisions that mitigate the effect of inflation, such as scheduled base rent increases during the lease terms and with respect to gross leases, the reimbursement of future increases in operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount.  Inflation and changing prices may have an adverse impact on the potential disposition of the Properties and on appreciation of the Properties.

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

We believe that during 2005, the seniors' housing industry experienced increased occupancies and average daily rates, and generally the facilities operated at a higher level of efficiency.  The success of the future operations of our Properties will depend largely on each tenant's and operator's ability to adapt to dominant trends in the industry in each specific region, including, among others, greater competitive pressures, increased consolidation and changing demographics.

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

Related Party Transactions

Certain of our directors and officers hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of our public offerings, CNL Securities Corp.  Our chairman of the board indirectly owns a controlling interest in the parent company of the Advisor.  These affiliates receive fees and compensation for services provided in connection with the common stock offerings, permanent financing and the acquisition, management and sale of our assets.

Pursuant to the Advisory Agreement, as amended and renewed, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.  During the years ended December 31, 2005, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Acquisition fees (1):
From offering proceeds	$ 5,874	$ 38,286	$ 47,644
From debt proceeds	13,789	29,952	11,277
	19,663	68,238	58,921

Asset management fees (2)	19,217	13,047	4,372

Reimbursable expenses (3):
Acquisition expenses	210	331	403
General and administrative expenses	5,989	4,313	2,255
	6,199	4,644	2,658
	$ 45,079	$ 85,929	$ 65,951

(1)

For the period from May 3, 2005 through December 31, 2005, acquisition fees for, among other things, identifying Properties and structuring the terms of the leases were equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4.0% of gross offering and loan proceeds for the period from May 14, 2004 through May 2, 2005 and 4.5% of gross offering and loan proceeds under the Prior Offerings).  These fees are included in other assets in the accompanying consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

If we List, the Advisor will receive an acquisition fee equal to 3.0% of amounts outstanding on the line of credit, if any, at the time of Listing.  Certain fees payable to the Advisor upon Listing, the orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

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

Pursuant to the advisory agreement, the Advisor is required to reimburse us the amount by which the total operating expenses we pay or incur exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap").  Operating expenses for the Expense Years ended December 31, 2005, 2004 and 2003, did not exceed the Expense Cap.

Of these amounts, approximately $1.1 million and $1.4 million were included in due to related parties in the accompanying consolidated balance sheets, under Item 8 below, at December 31, 2005 and 2004, respectively.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering.  Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf.  Offering expenses incurred by the Advisor and its affiliates on our behalf, together with selling commissions, the marketing support fee and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the offerings.

During the years ended December 31, 2005 and 2004, we incurred the following fees and costs (in thousands):

	Years ended December 31,
	2005	2004

Selling commissions	$ 10,801	$ 61,830
Marketing support fee	3,313	6,648
Offering and due diligence costs	4,250	18,328
Soliciting dealer servicing fee	—	310
	$ 18,364	$ 87,116

Of these amounts, approximately $1.3 million and $0.2 million were included in due to related parties in the accompanying consolidated balance sheets, under Item 8 below, at December 31, 2005 and 2004, respectively.

We own a 9.90% interest in CNL Plaza, Ltd. (the "Owner"), a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of CNL Financial Group ("CFG") lease office space.  CFG owns a controlling interest in the parent company of the Advisor and is indirectly wholly owned by James M. Seneff, Jr., our chairman of the board, and his wife.  Robert A. Bourne, our vice-chairman of the board and treasurer, is an officer of CFG.  The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1% interest as general partner of the Owner and whose general partner is indirectly wholly owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly owned by Messrs. Seneff and Bourne, and which has a 49.50% interest, as a limited partner, in the Owner; CNL Hotels & Resorts, Inc. which has a 9.90% interest, as a limited partner, in the Owner; Commercial Net Lease Realty, Inc., which has a 24.75% interest, as a limited partner, in the Owner; and CNL APF Partners, LP, which has a 4.95% interest, as a limited partner, in the Owner.  We also own a 9.90% interest in CNL Plaza Venture, Ltd. (the "Borrower"), a Florida limited partnership, which is the general partner of the Owner.  The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner.

In 2004, the Owner conveyed a small portion of the premises underlying the parking structure adjacent to its office building, valued by the parties at approximately $0.6 million, to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building.  The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new office building that was developed in 2005 and is owned by CNL Plaza II, Ltd.  In connection with this transaction, the Owner received an ownership interest in a cross-bridge that was constructed and an anticipated benefit from a reduction in the allocation of its operating expenses for the parking structure.  In addition, the Owner may be entitled to additional consideration pursuant to a purchase price adjustment.

On September 30, 2005, we executed a pro rata, several guarantee limited to 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the Borrower that matures December 31, 2010.  During each of the years ended December 31, 2005 and 2004, we received approximately $0.2 million, respectively, in distributions from the Owner.

We maintain bank accounts in a bank in which certain of our officers and directors serve as directors and are principal stockholders.  The amounts deposited with this bank were $3.1 million and $22.9 million at December 31, 2005 and 2004, respectively.

On September 1, 2004, a company which is owned by our chairman of the board sold its 30% voting membership interest in the HRA Tenants to the remaining members of the limited liability company.  The HRA Tenants contributed 30% and 35% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

Century Capital Markets, LLC ("CCM"), an entity in which an affiliate of the Advisor was formerly a non-voting Class C member, made the arrangements for two commercial paper loans totaling $43.9 million.  The monthly interest payments due under these commercial paper loans include an annual margin of either 30 or 40 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans.  Effective September 30, 2005, a non-affiliated third party assumed the administration of these commercial paper loans.  Therefore, we now pay the monthly services fee directly to the non-affiliated third party.  During the years ended December 31, 2005, 2004 and 2003, $0.1 million, $0.1 million and $0.2 million, respectively, was paid to CCM related to these services.  During the year ended December 31, 2003, we also paid CCM a $0.2 million finder's fee related to the acquisition of two Properties.

Our chairman of the board is a director in a hospital that leases office space in seven of the Medical Facilities that we acquired in August 2004.  Additionally, one of our independent directors is a director in a health system that leases office space in one of the Medical Facilities that we acquired in April 2004.  During the years ended December 31, 2005 and 2004, these hospitals contributed less than 1% of our total revenues.

Critical Accounting Policies

Allocation of Purchase Price for Acquisition of Properties.  We allocate the purchase costs of Properties to the tangible and intangible assets acquired and the liabilities assumed as provided by SFAS 141, "Business Combinations."  For each acquisition, we assess the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above- or below-market lease values and the value of customer relationships based on their estimated fair values.  The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

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

Derivative Instruments.  The valuation of derivatives under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, requires us to make estimates and judgments that affect the fair value of those instruments.  We use standard market conventions to determine the fair values of derivative instruments; and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

REIT Qualification

We made an election under Internal Revenue Code Section 856(c)(1), to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations.  As a REIT, for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost.  Such an event could materially affect our net income.  However, we believe that we are organized and have operated in such a manner as to qualify for treatment as a REIT since our formation in 1997 and specifically for the years ended December 31, 2005, 2004 and 2003.  In addition, we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2005, 30% of our mortgages payable, construction loans payable and Revolving LOC were subject to variable interest rates; therefore, we are exposed to market changes in interest rates.  For the year ended December 31, 2005, a hypothetical 100 basis point increase in the LIBOR rates would have resulted in additional interest costs of approximately $5.6 million ($0.02 per share of common stock).  This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk).  Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

To mitigate interest rate risk, we may pay down the mortgages or the Revolving LOC prior to their maturity dates with offering proceeds (to the extent available) should interest rates rise substantially.  In May 2005, we implemented a policy to further mitigate interest rate risk.  Our primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the effect that variable interest rate fluctuations could have on cash flow.  In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  The hedges have a 4.19% weighted-average plus a 1.26% weighted-average spread resulting in an all-in fixed interest rate of 5.45% until 2010.  At December 31, 2005, these interest rate swaps had a fair value of $4.8 million.  A hypothetical 10% increase or decrease in LIBOR rates would cause the fair value of these swaps to be $8.7 million or $1.0 million, respectively.

Certain fixed-rate loans contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to repay the loans prior to their maturity dates.

Following is a summary of our mortgages payable, construction loans payable and Revolving LOC obligations at December 31, 2005 (in thousands):

	Expected Maturities
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt Obligations:
Fixed-rate debt:	$ —	$ 10,425	$ 50,460	$ 141,513	$ 139,370	$ 428,412	$ 770,180	$ 771,164
Average interest rate	—	7.42%	6.24%	6.02%	6.74%	5.73%	6.03%	5.97%

Variable-rate debt:	$ 119,604	$ 163,616	$ —	$ 12,155	$ 240,000	$ 132,211	$ 667,586
Average interest rate	6.74%	6.33%	—	6.13%	5.47%	5.23%	5.87%

Interest Rate Derivatives:
Variable to fixed swaps:	$ —	$ —	$ —	$ —	$ 233,750	$ —	$ 233,750	$ 4,839
Average pay rate	—	—	—	—	4.19%	—	4.19%	—
Average receive rate	—	—	—	—	4.22%	—	4.22%	—

Item 8.

Financial Statements and Supplementary Data

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Retirement Properties, Inc.

We have completed integrated audits of CNL Retirement Properties, Inc. and its subsidiaries' (the "Company") December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Retirement Properties, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Orlando, Florida

March 24, 2006

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets
Real estate investment properties:
Accounted for using the operating method, net	$ 2,914,817	$ 2,580,948
Accounted for using the direct financing method	488,683	480,051
Intangible lease costs, net	99,611	98,237
	3,503,111	3,159,236

Cash and cash equivalents	94,902	51,781
Restricted cash	21,920	34,430
Accounts and other receivables, net	23,486	20,545
Deferred costs, net	24,705	17,469
Accrued rental income	99,219	51,795
Other assets	52,935	11,412
Real estate held for sale	12,692	17,182
Goodwill	5,791	5,791
	$ 3,838,761	$ 3,369,641

Liabilities and stockholders' equity
Liabilities:
Mortgages payable	$ 1,220,190	$ 937,589
Bonds payable	98,016	94,451
Construction loans payable	143,560	81,508
Line of credit	75,000	20,000
Term loan	—	60,000
Due to related parties	2,386	1,632
Accounts payable and other liabilities	31,035	33,937
Intangible lease liability, net	4,505	3,742
Deferred income	6,607	4,811
Security deposits	23,954	26,253
Total liabilities	1,605,253	1,263,923

Commitments and contingencies

Minority interests	5,701	2,361

Stockholders' equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion shares, issued 260,923 and 238,485 shares, respectively, outstanding 255,527 and 237,547 shares, respectively	2,555	2,376
Capital in excess of par value	2,295,307	2,135,498
Accumulated distributions in excess of net income	(74,894)	(34,517)
Accumulated other comprehensive income	4,839	—
Total stockholders' equity	2,227,807	2,103,357
	$ 3,838,761	$ 3,369,641

See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Seniors' Housing:
Rental income from operating leases	$ 237,892	$ 172,245	$ 59,262
Earned income from direct financing leases	61,202	54,873	31,107
FF&E reserve income	7,500	4,601	2,592
Contingent rent	3,955	90	47
Medical Facilities:
Rental income from operating leases	59,048	26,225	—
Tenant expense reimbursements	13,254	4,735	—
Property management and development fees	701	—	—
Loan interest income	531	—	—
	384,083	262,769	93,008
Expenses:
Seniors' Housing property expenses	1,075	1,639	136
Medical Facilities operating expenses	25,368	11,234	—
General and administrative	21,376	14,740	5,462
Asset management fees to related party	18,641	12,463	4,318
Provision for doubtful accounts	3,082	3,900	—
Depreciation and amortization	98,446	62,512	17,277
	167,988	106,488	27,193

Operating income	216,095	156,281	65,815

Interest and other income	2,970	4,768	1,626
Interest and loan cost amortization expense	(76,171)	(42,783)	(9,588)

Income before equity in earnings of unconsolidated entity, minority interests in income of consolidated subsidiaries and discontinued operations	142,894	118,266	57,853

Equity in earnings of unconsolidated entity	227	178	11

Minority interests in income of consolidated subsidiaries	(706)	(93)	—
Income from continuing operations	142,415	118,351	57,864

Income (loss) from discontinued operations	(6,834)	(433)	596

Net income	$ 135,581	$ 117,918	$ 58,460

Net income (loss) per share of common stock (basic and diluted)
From continuing operations	$ 0.57	$ 0.56	$ 0.65
From discontinued operations	(0.02)	—	0.01
	$ 0.55	$ 0.56	$ 0.66

Weighted-average number of shares of common stock outstanding (basic and diluted)	248,298	210,343	88,840

See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2005, 2004 and 2003

(in thousands, except per share data)

				Accumulated	Accumulated
	Common stock		Capital in	distributions	other
	Number	Par	excess of	in excess of	comprehensive
	of shares	value	par value	net income	income	Total

Balance at December 31, 2002	44,211	$ 442	$ 393,308	$ (3,955)	$ —	$ 389,795

Net income	—	—	—	58,460	—	58,460

Subscriptions received for common stock through public offerings and reinvestment plan	105,998	1,060	1,058,921	—	—	1,059,981

Retirement of common stock	(132)	(1)	(1,211)	—	—	(1,212)

Stock issuance costs	—	—	(101,299)	—	—	(101,299)

Distributions declared ($0.7067 per share)	—	—	—	(59,784)	—	(59,784)

Balance at December 31, 2003	150,077	1,501	1,349,719	(5,279)	—	1,345,941

Net income	—	—	—	117,918	—	117,918

Subscriptions received for common stock through public offerings and reinvestment plan	88,155	882	879,386	—	—	880,268

Retirement of common stock	(685)	(7)	(6,491)	—	—	(6,498)

Stock issuance costs	—	—	(87,116)	—	—	(87,116)

Distributions declared ($0.7104 per share)	—	—	—	(147,156)	—	(147,156)

Balance at December 31, 2004	237,547	2,376	2,135,498	(34,517)	—	2,103,357

Net income	—	—	—	135,581	—	135,581

Change in fair value of cash flow hedges	—	—	—	—	4,839	4,839

Total comprehensive income	—	—	—	135,581	4,839	140,420

Subscriptions received for common stock through public offerings and reinvestment plan	21,884	218	215,218	—	—	215,436

Retirement of common stock	(3,904)	(39)	(37,045)	—	—	(37,084)

Stock issuance costs	—	—	(18,364)	—	—	(18,364)

Distributions declared ($0.7104 per share)	—	—	—	(175,958)	—	(175,958)

Balance at December 31, 2005	255,527	$ 2,555	$ 2,295,307	$ (74,894)	$ 4,839	$ 2,227,807

See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Increase (decrease) in cash and cash equivalents:
Operating activities:
Net income	$ 135,581	$ 117,918	$ 58,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,232	68,062	18,925
Minority interests in income	706	93	—
Impairment provisions	7,740	1,883	—
Net rental income from above (below) market leases	523	21	—
Lease incentive cost amortization	289	90	—
Provision for doubtful accounts	3,300	3,900	—
Equity in earnings of unconsolidated entity, net of cash distributions received	(9)	(3)	138
Changes in operating assets and liabilities:
Accounts and other receivables	(12,239)	(10,171)	(11,031)
Accrued rental and direct financing lease income	(55,519)	(49,520)	(13,426)
Deferred lease incentive costs	(893)	(2,678)	—
Other assets	(10,134)	(4,528)	(1,906)
Accounts payable and other liabilities	10,365	5,209	6,426
Due to related parties	28	457	195
Security deposits and prepaid rents	4,339	8,840	3,026
Net cash provided by operating activities	188,309	139,573	60,807

Investing activities:
Investment in land, buildings and equipment	(371,026)	(921,698)	(661,946)
Investment in direct financing leases	(278)	(50,230)	(263,330)
Investment in intangible lease costs	(15,044)	(50,064)	(23,220)
DASCO Acquisition	—	(204,441)	—
Investment in note receivable	(16,000)	—	—
Proceeds from note receivable	—	—	2,000
Payment of acquisition fees and costs	(20,575)	(73,124)	(53,126)
Payment of deferred leasing costs	(1,039)	(864)	—
Increase in restricted cash	6,082	(9,448)	(13,127)
Net cash used in investing activities	(417,880)	(1,309,869)	(1,012,749)

Financing activities:
Proceeds from borrowings on mortgages payable	305,485	315,045	170,800
Principal payments on mortgages payable	(66,219)	(28,964)	(13,832)
Proceeds from construction loans payable	63,367	73,618	7,402
Repayments of construction loans payable	(1,315)	—	—
Proceeds from borrowings on line of credit	115,000	—	71,370
Repayments on line of credit	(60,000)	—	(51,370)
Proceeds from term loan	—	60,000	—
Repayment of term loan	(60,000)
Proceeds from issuance of bonds payable	12,622	12,063	8,203

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Financing activities - continued:
Retirement of bonds payable	$ (9,057)	$ (7,736)	$ (6,589)
Payment of loan costs	(11,707)	(10,149)	(7,523)
Contributions from minority interests	3,093	997	—
Distributions to minority interest	(459)	(45)	—
Subscriptions received from stockholders	215,397	880,268	1,059,981
Distributions to stockholders	(175,958)	(147,138)	(59,784)
Retirement of common stock	(40,303)	(3,933)	(1,117)
Payment of stock issuance costs	(17,254)	(89,039)	(99,309)
Net cash provided by financing activities	272,692	1,054,987	1,078,232

Net increase (decrease) in cash and cash equivalents	43,121	(115,309)	126,290
Cash and cash equivalents at beginning of year	51,781	167,090	40,800
Cash and cash equivalents at end of year	$ 94,902	$ 51,781	$ 167,090

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$ 75,654	$ 39,028	$ 7,534

Amounts incurred by us and paid by related parties on our behalf were as follows:
Acquisition costs	$ 210	$ 331	$ 403
Stock issuance costs	4,250	18,987	17,246
	$ 4,460	$ 19,318	$ 17,649

Supplemental schedule of non-cash investing and financing activities:
DASCO Acquisition
Purchase accounting:
Assets acquired:
Real estate properties accounted for using the operating method	$ —	$ 189,111	$ —
Intangible lease costs		25,623
Cash and cash equivalents		470
Restricted cash	—	633	—
Deferred costs	—	124	—
Other assets	—	1,088	—
Goodwill	—	5,487	—
Total	$ —	$ 222,536	$ —
Liabilities assumed:
Mortgages payable	$ —	$ 10,562	$ —
Construction loans payable		487
Accounts payable and other liabilities	—	3,379	—
Intangible lease liability	—	2,304	—
Security deposits	—	893	—
Total	$ —	$ 17,625	$ —
Net assets acquired	$ —	$ 204,911	$ —
Net assets acquired, net of cash	$ —	$ 204,441	$ —

Mortgage loans assumed on properties acquired	$ 43,076	$ 365,166	$ 72,762

Bonds assumed on properties acquired	$ —	$ —	$ 88,511

See accompanying notes to consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1.

Organizational and Basis of Presentation:

Organization – CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a "REIT") for federal income tax purposes.  Throughout this document, CNL Retirement Properties, Inc. and each of its subsidiaries and several consolidated partnerships and joint ventures are referred to as "we", "us" and "our."  Various other wholly owned or majority owned subsidiaries are expected to be formed in the future for the purpose of acquiring or developing additional real estate properties and holding other permitted investments.

We acquire primarily real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States.  The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings, specialty and walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals and other types of health care-related facilities (collectively "Medical Facilities").  Seniors' Housing facilities are generally leased on a long-term, triple-net basis and Medical Facilities are generally leased on a shorter-term, gross or triple-net basis.  We may provide mortgage financing loans ("Mortgage Loans"), furniture, fixture and equipment financing ("Secured Equipment Leases") and other loans to operators or developers of Seniors' Housing.  In addition, we may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries.  We operate in one business segment, which is the ownership, development, management and leasing of health care-related real estate.  At December 31, 2005, we owned 184 Seniors' Housing facilities, 73 Medical Facilities, including a specialty hospital, 2 walk-in clinics, and 4 Seniors' Housing facilities and a parcel of land that we hold for sale.

In August 2004, we acquired a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company that managed forty-eight of our Medical Facilities, including two of our walk-in clinics and was developing five of our Medical Facilities at December 31, 2005.  DASCO also provides development and property management services to unrelated third parties.

We retained CNL Retirement Corp. (the "Advisor") as our advisor to provide management, acquisition, advisory and administrative services relating to our Properties, Mortgage Loans, Secured Equipment Lease program, other loans and other permitted investments pursuant to an advisory agreement that was renewed pursuant to a Renewal Agreement effective May 3, 2005 for a one-year term and was amended by an amendment to the Renewal Agreement on July 13, 2005 (the "Advisory Agreement").

Basis of Presentation – The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries, DASCO and other entities in which we own a majority and controlling interest.  Interests of unaffiliated third parties in less than 100% owned and majority controlled entities are reflected as minority interests.  All significant inter-company balances and transactions have been eliminated in consolidation.

2.

Summary of Significant Accounting Policies:

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash equivalents, accounts and other receivables, and accounts payable and other liabilities are carried at amounts which approximate their fair values because of the short-term nature of these instruments.

Investment Properties and Lease Accounting – Seniors' Housing Properties are leased on a long-term (generally 15 years), triple-net basis whereby the tenants are responsible for all operating expenses relating to the Property, including property taxes, maintenance, repairs, utilities and insurance, as well as capital expenditures that may be reasonably necessary to maintain the leasehold in a manner that allows operation for its intended purpose.  Seniors' Housing leases generally provide for minimum and contingent rent and contain renewal options from 5 to 20 successive years subject to the same terms and conditions as the initial term.  Medical Facilities are leased on either a triple-net or gross basis, generally have initial lease terms of 5 to 15 years and are generally subject to renewal

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

2.

Summary of Significant Accounting Policies – Continued:

options.  In addition, Medical Facilities gross leases provide for the recovery of a portion of the properties' operating expenses from the tenants.  Substantially all Seniors' Housing and Medical Facilities leases require minimum annual rents to increase at predetermined intervals during the lease terms.  For the years ended December 31, 2005, 2004 and 2003, our tenants paid $32.3 million, $21.5 million and $8.1 million, respectively, in property taxes on our behalf.  The leases are accounted for using either the operating or direct financing method.

Operating method – For leases accounted for as operating leases, Properties are recorded at cost.  Minimum rent payments contractually due under the leases are recognized as revenue on a straight-line basis over the initial lease terms so as to produce constant periodic rent recognition over the lease terms.  The excess of rents recognized over amounts contractually due are included in accrued rental income in the accompanying financial statements.  Buildings, land improvements and equipment are depreciated on the straight-line method over their estimated useful lives of 39 to 40 years, 15 years and 3 to 7 years, respectively.  Tenant improvements are depreciated over the initial lease term.  Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life.

Direct financing method – For leases accounted for as direct financing leases, future minimum lease payments are recorded as a receivable.  The difference between the rents receivable and the estimated residual values less the cost of the Properties is recorded as unearned income.  Unearned income is deferred and amortized to income over the lease terms to provide a constant rate of return.  Investments in direct financing leases are presented net of unamortized unearned income.  Direct financing leases have initial terms that range from 10 to 35 years and provide for minimum annual rent.  Certain leases contain provisions that allow the tenants to elect to purchase the Properties during or at the end of the lease terms for our aggregate initial investment amount plus adjustments, if any, as defined in the lease agreements.  Certain leases also permit us to require the tenants to purchase the Properties at the end of the lease terms for the same amount.

Impairment of Long-Lived Assets – We evaluate our Properties and other long-lived assets on a quarterly basis, or upon the occurrence of significant changes in operations, to assess whether any impairment indications are present that affect the recovery of the carrying amount of an individual asset.  We compare the sum of expected undiscounted cash flows from the asset over its anticipated holding period, including the asset's estimated residual value, to the carrying value.  If impairment is indicated, a loss is provided to reduce the carrying value of the property to the lower of its cost or its estimated fair value.

Real estate held for sale – Based on the ongoing evaluation of our Properties, we have determined to hold certain Properties for sale (see Note 10).  Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," ("SFAS 144") requires that long-lived assets to be disposed of be reported at the lower of their carrying amount or their fair value less costs to dispose.  SFAS 144 also requires us to stop depreciating these assets at the time the assets are classified as discontinued operations.  In accordance with SFAS 144 we have reclassified the assets and operating results from certain Seniors' Housing Properties as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis.  These reclassifications had no effect on reported equity or net income.

When a Property is sold, the related costs and accumulated depreciation, plus any accrued rental income, are removed from the accounts and any gain or loss from sale is reflected in income.

Intangible Lease Costs – In accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), we allocate the purchase price of acquired Properties to tangible and identified intangible assets based on their respective fair values.  The allocation to tangible assets (building and land) is based upon management's determination of the value of the Property as if it were vacant using discounted cash flow models similar to those used by independent appraisers.  The allocation to intangible assets is based upon factors considered by management including an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.  Additionally, the purchase price is allocated to the

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

2.

Summary of Significant Accounting Policies – Continued:

above- or below-market value of in-place leases and the value of customer relationships.  The value allocable to the above- or below-market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management's estimate of the amounts that would be paid using fair market rates over the remaining term of the lease.  The amounts allocated to above-market leases are included in intangible lease costs and are amortized to rental income over the remaining terms of the leases acquired with each Property.  The amounts allocated to below-market lease values are included in an intangible lease liability and amortized to rental income over the remaining term of the associated lease, including below-market lease extension, if any.

The total amount of other intangible assets acquired is further allocated to in-place lease origination costs and customer relationship values based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant.  Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less when purchased are considered cash equivalents.  Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities).  Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Cash accounts maintained in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, we have not experienced any losses in such accounts.  We believe we are not exposed to any significant credit risk on cash and cash equivalents.

Accounts and Other Receivables – Accounts and other receivables consist primarily of lease payments contractually due from tenants.  On a monthly basis, we review the contractual payments versus the actual cash received.  When we identify delinquencies, an estimate is made as to the amount of provision for loss related to doubtful accounts, if any, that may be needed based on our review of Property specific circumstances, including the analysis of the Property's operations and operating trends, current economic conditions and tenant payment history.  At December 31, 2005 and 2004, we had reserves for doubtful accounts and other receivables of $7.2 million and $3.9 million, respectively.  The total amount of the reserves, which represent the cumulative provisions less write-offs of uncollectible rent, if any, are recorded against accounts and other receivables in our consolidated balance sheets.

Deferred Loan Costs – Loan costs are capitalized and are amortized as interest over the terms of the respective loan agreements on a basis which approximates the effective interest method.  Unamortized deferred loan costs are expensed when the associated debt is retired before maturity.

Goodwill – In connection with the acquisition of DASCO, we allocated $5.8 million to goodwill, which represented the excess of the purchase price plus closing costs paid over the fair market value of the tangible assets acquired in the business acquisition (see Note 19).  In accordance with SFAS 141, and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," goodwill is not amortized but is tested quarterly for impairment.  If quoted market prices are not available for the impairment analysis, we use other valuation techniques that involve measurement based on projected net earnings of the underlying reporting unit.

Investment in Unconsolidated Entity – We own a 9.90% interest in CNL Plaza, Ltd., a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and its affiliates lease office space.  Our investment in the partnership is accounted for using the equity method because we have significant influence.

Development Costs – Development costs, including interest, real estate taxes, insurance and other costs incurred in developing new Properties, are capitalized during construction.  Upon completion of construction, development costs are depreciated on a straight-line basis over the useful lives of the respective assets.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

2.

Summary of Significant Accounting Policies – Continued:

Capitalized Interest – Interest, including loan costs for borrowings used to fund development and construction, is capitalized as construction in progress and allocated to the respective assets.  For the years ended December 31, 2005 and 2004, interest of $4.8 million and $0.7 million, respectively, was capitalized to construction in progress.

Deferred Income – Rental income contractually due under leases from Properties that are under development are recorded as deferred income.  Upon completion of construction, deferred income is amortized to revenue on a straight-line basis over the remaining lease term.

Bonds Payable – Our two CCRCs hold non-interest bearing life care bonds payable to certain residents of the CCRCs.  Generally, the bonds are refundable to the resident or to the resident's estate upon termination or cancellation of the CCRC agreement.  One of our other Seniors' Housing facilities requires that certain residents of the facility post non-interest bearing occupancy fee deposits that are refundable to the resident or the resident's estate the earlier of the re-letting of the unit or after two years of vacancy.  Proceeds from the issuance of new bonds are used to retire existing bonds.  As the maturity of these obligations is not determinable, no interest is imputed.

Minority Interests – Minority interests in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of the consolidated real estate partnerships.  Net income or net losses, contributions and distributions for each partnership are allocated to the minority partner in accordance with the partnership agreement.

FF&E Reserve Income – A furniture, fixture and equipment ("FF&E") cash reserve has been established with substantially all of the Seniors' Housing lease agreements.  In accordance with the agreements, the tenants deposit funds into restricted FF&E cash reserve accounts and periodically use these funds to cover the cost of the replacement, renewal and additions to FF&E.  In the event that the FF&E reserve is not sufficient to maintain the Property in good working condition and repair, we may make fixed asset expenditures, in which case annual rent would be increased.

All funds in the FF&E reserve accounts held by us, including the interest earned on the funds and all property purchased with the funds from the FF&E reserve are our assets; therefore, we recognize the FF&E reserve payments as income.  FF&E purchased with FF&E reserve funds that improve or extend the useful lives of the respective Properties are capitalized.  All other FF&E costs are recorded as property operating expenses in the accompanying consolidated financial statements.  For a number of our leases, FF&E reserve accounts are held by each tenant until the end of the lease term at which time all property purchased with funds from the FF&E reserve accounts become our assets.

With respect to 13 Properties subject to direct financing leases, FF&E reserve accounts are held by each tenant and all property purchased with funds from the FF&E accounts will remain the property of the tenants.  Accordingly, we do not recognize FF&E reserve income relating to these direct financing leases.

Derivative Instruments and Hedging Activities – Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by SFAS 133, we record all derivatives on the balance sheet at fair value.  We do not invest in derivatives for trading purposes.  Our objective in using derivatives is to limit exposure to changes in interest rates on our debt obligations.  To accomplish this objective, we use interest rate swaps to hedge the variable cash flows associated with existing variable-rate debt.  These interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. (See Note 12.)

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

2.

Summary of Significant Accounting Policies – Continued:

Income Taxes – We are taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations.  As a REIT, we generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing we distribute at least 90% of our REIT taxable income and meet certain other requirements for qualifying as a REIT.  At December 31, 2005, 2004 and 2003, we were in compliance with all REIT requirements and were not subject to federal income taxes.  State and local taxing authorities apply their own rules and regulations that adjust the federal taxable income of REITs to arrive at state taxable income.  For the year ended December 31, 2005, we determined that the REIT would be subject to state and local income taxes of approximately $40,000.

We hold five wholly owned taxable REIT subsidiaries which enable us to engage in non-REIT activities.  Taxable REIT subsidiaries are subject to federal, state, and local income taxes.  For the year ended December 31, 2005, we determined that the taxable REIT subsidiaries collectively would be subject to federal income taxes and applicable state income taxes of approximately $0.4 million.  We recorded a tax provision on each of the taxable REIT subsidiaries for their respective share of the estimated federal, state, and local income taxes.  This provision is included in general and administrative expenses in the accompanying consolidated statements of income.

Income Per Share – Basic income per common share is calculated based upon net income (income available to common stockholders) divided by the weighted-average number of shares of common stock outstanding during the period.  As of December 31, 2005, 2004 and 2003, we did not have any potentially dilutive common shares.

Reclassifications – Certain items in the prior periods' financial statements have been reclassified to conform to the 2005 presentation, including those related to our real estate held for sale (see Note 10).  These reclassifications had no effect on reported equity or net income.

Recently Issued Accounting Pronouncements – In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3" ("SFAS 154").  SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods' financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a "restatement."  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS 154 will not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47") an interpretation of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"("SFAS 143").  FIN 47, which is effective for fiscal years ended after December 15, 2005, clarifies that the term "conditional asset retirement obligation," as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a company to recognize the liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Any liability accrued is offset by an increase in the value of the asset.  Adoption of FIN 47 did not have a material impact on our financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

3.

Public Offerings:

Upon formation in December 1997, we received an initial capital contribution of $200,000 for 20,000 shares of common stock from the Advisor.  From our inception through December 31, 2005, we have made five public offerings and received subscriptions as follows (in thousands):

		Offering		Subscriptions
Offering	Date Completed	Shares (b)	Amount	Shares (c)	Amount

Initial Offering	September 2000	15,500	$ 155,000	972	$ 9,719
2000 Offering	May 2002	15,500	155,000	15,500	155,000
2002 Offering	April 2003	45,000	450,000	45,000	450,000
2003 Offering	April 2004	175,000	1,750,000	156,793	1,567,925
2004 Offering	Open (a)	400,000	4,000,000	41,548	415,485
		651,000	$ 6,510,000	259,813	$ 2,598,129

(a)	2004 Offering will close on or before March 26, 2006.

(b)	Includes reinvestment plan shares of 500 in each of the Initial and 2000 Offerings, 5,000 in the 2002 Offering, 25,000 in the 2003 Offering and 15,000 in the 2004 Offering.

(c)	Includes reinvestment plan shares of 5 in the Initial Offering, 42 in the 2000 Offering, 129 in the 2002 Offering, 1,728 in the 2003 Offering and 8,749 in the 2004 Offering.

The price per share of all of the equity offerings of our common stock has been $10.00 per share, with the exception of (i) shares purchased pursuant to volume or other discounts and (ii) shares purchased through our reinvestment plan, which are currently priced at $9.50 per share.

In July 2004, the stockholders approved a resolution to amend our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 450 million to one billion.

We incurred offering expenses, including selling commissions, marketing support fees, due diligence expense reimbursements, filing fees, legal, accounting, printing and escrow fees, which have been deducted from the gross proceeds of the offerings.  Offering expenses together with selling commissions, marketing support fees and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with our public offerings.  Under our first four public offerings ("Prior Offerings"), the Advisor and its affiliates were entitled to selling commissions of 7.5%, a marketing support fee of 0.5% and an acquisition fee of 4.5% of gross offering and debt proceeds.  Under the 2004 Offering, the Advisor and its affiliates are entitled to selling commissions of 6.5%, a marketing support fee of 2.0% and acquisition fees equal to 3.0% of gross offering and loan proceeds from permanent financing for the period from May 3, 2005 through December 31, 2005 (4.0% of gross proceeds and loan proceeds for the period from May 14, 2004 through May 2, 2005).

During the years ended December 31, 2005, 2004 and 2003, we incurred $18.4 million, $87.1 million and $101.3 million, respectively, in offering costs, including $14.1 million, $68.8 million and $85.1 million, respectively, in selling commissions and marketing support fees.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

4.

Investment Properties:

Accounted for Using the Operating Method – Properties subject to operating leases consisted of the following at December 31 (dollars in thousands):

	2005	2004
Land and land improvements	$ 345,936	$ 311,198
Buildings and building improvements	2,523,724	2,118,086
Tenant improvements	96,084	62,641
Equipment	75,700	65,936
	3,041,444	2,557,861
Less accumulated depreciation	(157,746)	(73,716)
	2,883,698	2,484,145
Construction in progress	31,119	96,803

	$ 2,914,817	$ 2,580,948

Number of Properties (1) (2):
Seniors' Housing:
Operating	150	130
Under construction	1	3
	151	133
Medical Facilities:
Operating	68	49
Under construction	5	3
	73	52
	224	185

(1)	At December 31, 2005, excludes four Seniors' Housing facilities and a parcel of land held for sale. At December 31, 2004, excludes four Seniors' Housing facilities held for sale.

(2)

At December 31, 2005, includes 26 Medical Facilities and one Seniors' Housing facility subject to long-term ground lease agreements.  At December 31, 2004, includes 20 Medical Facilities subject to long-term ground lease agreements.

For the years ended December 31, 2005, 2004 and 2003, we recognized $46.7 million, $40.4 million and $13.2 million, respectively, of revenue from the straight-lining of lease revenues over current contractually due amounts.  These amounts are included in rental income from operating leases in the accompanying consolidated statements of income.

Future minimum lease payments contractually due under the noncancellable operating leases at December 31, 2005, exclusive of renewal option periods and contingent rents, were as follows (in thousands):

2006	$ 269,257
2007	272,121
2008	274,547
2009	275,613
2010	274,695
Thereafter	2,475,678
$ 3,841,911

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

4.

Investment Properties – Continued:

Accounted for Using the Direct Financing Method — The components of net investment in direct financing leases consisted of the following at December 31 (dollars in thousands):

	2005	2004

Minimum lease payments receivable	$ 1,477,576	$ 1,529,171
Estimated residual values	449,099	449,099
Less unearned income	(1,437,992)	(1,498,219)

Net investment in direct financing leases	$ 488,683	$ 480,051

Properties subject to direct financing leases	33	33

Lease payments due to us relating to six land-only direct financing leases with a carrying value of $131.9 million are subordinate to first mortgage construction loans with third parties entered into by the tenants to fund development costs related to the Properties.

Future minimum lease payments contractually due on direct financing leases at December 31, 2005, were as follows (in thousands):

2006	$ 54,235
2007	55,224
2008	56,314
2009	58,126
2010	60,155
Thereafter	1,193,522
$ 1,477,576

5.

Intangible Lease Costs:

Intangible lease costs included the following at December 31 (in thousands):

	2005	2004
Intangible lease origination costs:
In-place lease costs	$ 103,736	$ 88,740
Customer relationship values	12,152	11,698
	115,888	100,438
Less accumulated amortization	(23,643)	(9,934)
	92,245	90,504

Above-market lease values	9,744	8,475
Less accumulated amortization	(2,378)	(742)
	7,366	7,733
	$ 99,611	$ 98,237

Above-market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable Property acquisition.  Above-market lease amortization charged against rental income from operating leases in the accompanying consolidated statements of income was $1.7 million, $0.7 million and $0, respectively, for the years ended December 31, 2005, 2004 and 2003.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

5.

Intangible Lease Costs – Continued:

The estimated amortization expense for in-place lease costs and customer relationship values, and the estimated rental income amortization for above-market lease values at December 31, 2005, were as follows (in thousands):

	In-place lease costs	Customer relationship values	Above-market lease values
2006	$ 10,712	$ 1,902	$ 1,523
2007	8,849	1,294	1,225
2008	7,873	1,161	1,051
2009	7,147	984	934
2010	6,389	776	655
Thereafter	42,770	2,388	1,978
	$ 83,740	$ 8,505	$ 7,366

6.

Restricted Cash:

Restricted cash included the following at December 31 (in thousands):

	2005	2004
Transfer agent escrows	$ 4,980	$ 13,214
Horizon Bay tenant rent deposit	3,109	9,537
FF&E reserves	4,509	4,894
Lender escrow reserves	6,908	3,808
Property acquisition deposits	—	1,950
Other	2,414	1,027
	$ 21,920	$ 34,430

7.

Accounts and Other Receivables:

Accounts and other receivables included the following at December 31 (in thousands):

	2005	2004
Rental revenues receivable	$ 27,301	$ 21,790
Other receivables	3,385	2,655
	30,686	24,445
Allowance for doubtful accounts	(7,200)	(3,900)
	$ 23,486	$ 20,545

At December 31, 2005 and 2004, past due rents aggregated $14.8 million and $10.7 million, respectively.  The provision for doubtful accounts for the years ended December 31, 2005, 2004 and 2003, was $3.4 million, $3.9 million and $0, respectively, which included $3.1 million, $3.9 million and $0, respectively, from continuing operations and $0.3 million, $0 and $0, respectively, from discontinued operations.  Additionally, during 2005, accounts receivable of $0.1 million related to certain Medical Facilities tenants were written off.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

8.

Deferred Costs:

Deferred costs included the following at December 31 (in thousands):

	2005	2004
Financing costs	$ 26,679	$ 17,989
Leasing commissions	989	523
Other lease costs	767	341
	28,435	18,853
Less accumulated amortization	(8,503)	(5,408)
	19,932	13,445
Lease incentives	5,153	4,114
Less accumulated amortization	(380)	(90)
	4,773	4,024
	$ 24,705	$ 17,469

Lease incentive costs are amortized to rental income over the terms of the leases.  Lease incentive cost amortization charged against rental income was $0.3 million, $0.1 million and $0, for the years ended December 31, 2005, 2004 and 2003, respectively.

9.

Other Assets:

Other assets included the following at December 31 (in thousands):

	2005	2004
Senior Secured Term Loan (1)	$ 16,000	$ —
Property acquisition deposits	10,601	—
Acquisition costs	7,633	2,972
Deferred receivables (2)	6,638	942
Prepaid expenses	4,950	6,400
Fair value of cash flow hedges	4,839	—
Other	2,274	1,098
	$ 52,935	$ 11,412

(1)

In August 2005, we entered into an agreement to provide an affiliate of the Cirrus Group, LLC ("Cirrus") with an interest only, five-year, senior secured term loan under which up to $85.0 million (plus capitalized interest) may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships ("Senior Secured Term Loan").  Certain of these surgical partnerships are tenants in the Medical Facilities acquired from Cirrus.  During the first 48 months of the term, interest at a rate of 14.0%, will accrue, of which 9.5% will be payable monthly and the balance of 4.5% will be capitalized; thereafter, interest at the greater of 14.0% or LIBOR plus 9.0% will be payable monthly.  The loan is subject to equity contribution requirements and borrower financial covenants that will dictate the draw down availability, is collateralized by all of the assets of the borrower (comprised primarily of interest in partnerships operating surgical facilities in premises leased from a Cirrus affiliate) and is guaranteed up to $50.0 million through a combination of (i) a personal guarantee of up to $13.0 million by a principal of Cirrus and (ii) a guarantee of the balance by other principals of Cirrus under arrangements for recourse limited only to their interests in certain entities owning real estate.  The carrying value of the loan at December 31, 2005, approximated its fair value.

In connection with the Senior Secured Term Loan, we received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

(2)

Represents rental revenue receivable reclassified from accounts receivable to other assets in accordance with certain lease provisions.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

10.

Real Estate Held For Sale:

As of December 31, 2005, real estate held for sale included four Seniors' Housing facilities with an aggregate net carrying value of $9.4 million and a 10.4 acre parcel of land that was acquired in 2005 for $3.2 million as part of a portfolio of Seniors' Housing Properties.  We determined to hold these Properties for sale during late 2004 and 2005 and recognized aggregate impairment charges of approximately $9.6 million to reduce the Properties' carrying value to their estimated fair value less the estimated costs to dispose.  In July 2005, we entered into an agreement with a buyer to sell two of the Properties for an expected aggregate sales price of approximately $6.0 million.  In January 2006, we entered into an agreement to sell one additional Property for an expected sales price of approximately $2.1 million.

In accordance with SFAS 144, we have reclassified the assets and operating results from the Seniors' Housing Properties as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis.  These reclassifications had no effect on reported equity or net income.

The assets of the real estate held for sale were presented separately in the accompanying consolidated balance sheets and consisted of the following at December 31 (in thousands):

	2005	2004
Real estate investment properties accounted for using the operating method, net	$ 12,066	$ 16,599
Accrued rental income	626	583
	$ 12,692	$ 17,182

The operational results associated with the Properties were presented as income (loss) from discontinued operations in the accompanying consolidated statements of income.  Summarized financial information was as follows (in thousands):

	2005	2004	2003
Rental income from operating leases	$ 1,716	$ 2,196	$ 960
Provision for doubtful accounts	(350)	—	—
Impairment provisions	(7,740)	(1,883)	—
Income (loss) from discontinued operations	(6,834)	(433)	596

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

11.

Indebtedness:

Mortgage Notes Payable – Mortgage notes payable and the Net Book Value ("NBV") of the associated collateral as of December 31, 2005, consisted of the following at December 31 (in thousands):

	2005		2004	NBV

Mortgage payable with both variable-rate and fixed-rate components. Fixed rate at 5.63% and variable rate based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.95% (5.39% combined weighted-average interest rate at December 31, 2005), maturing October 2013	$ 241,871	(1)	$ 192,680	$ 445,925

Various mortgages payable, interest only payments at variable rates ranging from LIBOR plus 1.0% to 3.0% (5.70% weighted-average interest rate at December 31, 2005), maturing from November 2006 to March 2010	284,105	(2)	193,931	497,514

Two mortgages payable, interest only payments at a 30-day commercial paper rate plus 1.82% or 2.15% (6.36% weighted-average interest rate at December 31, 2005), maturing March 2007 and May 2007	43,920		43,920	98,103

Various fixed-rate mortgages payable, interest only payments, bearing interest at rates ranging from 4.85% to 6.06%, (5.71% weighted-average interest rate at December 31, 2005), maturing September 2010 through November 2015	263,810		167,145	517,757

Various fixed-rate mortgages payable, principal and interest payments, including net premiums of $1.0 million and $0.7 million at December 31, 2005 and 2004, respectively, bearing interest at rates ranging from 4.91% to 8.42% (6.25% weighted-average interest rate at December 31, 2005), maturing July 2007 through November 2038	386,484	(3)	339,913	629,632
	$ 1,220,190		$ 937,589	$ 2,188,931

(1)

On October 3, 2005, we (i) exercised an extension option available under the $140.4 million mortgage notes that were to mature in October 2005, (ii) negotiated the inclusion of an $82.2 million variable-rate mortgage loan due to mature in April 2008 and (iii) drew an additional $19.4 million under the facility, all with a new maturity date of October 2013.  The facility contains provisions that will allow us to draw an additional $58.0 million upon providing additional collateral.  Of the new $242.0 million mortgage note payable, $121.0 million bears fixed-rate interest at 5.63% requiring principal and interest payments through maturity and $121.0 million bears variable-rate interest based on the 3 to 9 month Fannie Mae Discount MBS rate plus 0.95% (5.16 % at December 31, 2005) requiring interest only payments through maturity.  We also have the option to convert the variable-rate debt component to fixed-rate debt.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

11.

Indebtedness – Continued:

(2)

We entered into interest rate swap agreements tied to debt with an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in LIBOR rates (see Note 12).

(3)

Certain fixed-rate loans contain substantial prepayment penalties and/or defeasance provisions that could preclude the repayment of the loans prior to their maturity dates.

Maturities for all mortgage notes payable, excluding loan premiums of $1.0 million, at December 31, 2005 were as follows (in thousands):

2006	$ 55,776
2007	66,989
2008	61,479
2009	143,453
2010	374,433
Thereafter	517,076

$ 1,219,206

Bonds Payable – At December 31, 2005 and 2004, we had $98.0 million and $94.5 million, respectively, of non-interest bearing life care bonds at our two CCRCs and non-interest bearing occupancy fee deposits at a Seniors' Housing facility, all of which were payable to certain residents of the facilities (collectively "Bonds Payable").  During 2005, the tenants of the facilities issued new Bonds Payable to new residents of the facilities totaling $12.6 million and used the proceeds from the Bonds issued in the current period and prior periods to retire $9.1 million of Bonds on our behalf.  At December 31, 2005, $68.7 million of the Bonds were refundable to the residents upon the resident moving out or to a resident's estate upon the resident's death and $29.4 million of the Bonds were refundable after the unit has been successfully remarketed to a new resident.

Construction Loans Payable – Construction loans payable consisted of the following at December 31 (in thousands):

	Total Facility	2005	2004

Five construction loans payable, each bearing interest at 30-day LIBOR plus 2.25% (6.62% at December 31, 2005), with monthly interest only payments, maturing November 2006	$ 83,100	$ 75,499	$ 47,148

Construction loan payable bearing interest at the lender's base rate, as defined, less 0.75% with a minimum rate of 6.50% (6.50% at December 31, 2005), with monthly interest only payments, maturing December 2007	48,000	44,696	32,339

Construction loan payable bearing interest at 30-day LIBOR plus 1.75% (6.12% at December 31, 2005), with monthly interest only payments, maturing July 2009	14,287	11,750	2,021

Two construction loans payable bearing interest at 30-day LIBOR plus 1.60% (6.31% at December 31, 2005), with monthly interest only payments, maturing December 2009	19,148	405	—

Construction loan payable bearing interest at 30-day LIBOR plus 1.70% (5.99% at December 31, 2005), with monthly interest only payments, maturing April 2012	11,280	6,096	—

Construction loan payable bearing interest at 30-day LIBOR plus 1.80% (6.09% at December 31, 2005), with monthly interest only payments, maturing December 2013	6,600	5,114	—
	$ 182,415	$ 143,560	$ 81,508

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

11.

Indebtedness – Continued:

Line of Credit – On August 23, 2005, we amended and restated our $85.0 million credit agreement and closed on a $320.0 million amended and restated senior secured revolving line of credit, which permits us to expand the borrowing capacity up to $400.0 million and extended the initial maturity date to August 23, 2007 (the "Revolving LOC").  The amount available for use under the Revolving LOC is subject to certain limitations based on the pledged collateral.  The Revolving LOC is collateralized by 36 Properties with a carrying value of approximately $390.4 million at December 31, 2005, that in the aggregate, currently allows us to draw up to $283.0 million.  The Revolving LOC contains two one-year extension options and may be used to fund the acquisition and development of Properties, purchase other permitted investments and for general corporate purposes.  The Revolving LOC requires interest only payments at LIBOR plus a percentage that fluctuates depending on our aggregate amount of debt outstanding in relation to our total assets (6.20% all-in rate at December 31, 2005, which represents a pricing of LIBOR plus 170 basis points).  At December 31, 2005, $75.0 million was outstanding under the Revolving LOC.

Term Loan. – On January 13, 2005, we repaid and terminated a $60.0 million 14-day term loan used for the acquisition of Properties for which permanent financing was obtained in January 2005.

Interest and loan cost amortization expense was $76.2 million, $42.8 million and $9.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, including $0.4 million, $1.1 million and $0 of loan costs written off related to the early termination of debt for the years ended December 31, 2005, 2004 and 2003, respectively.  For the years ended December 31, 2005, 2004 and 2003, interest of $4.8 million, $0.7 million and $0, respectively, was capitalized to construction in progress.

The fair market value of our outstanding mortgage notes and construction loans payable was $1.4 billion at December 31, 2005.

We were in compliance with all of our financial covenants as of December 31, 2005.

12.

Financial Instruments: Derivatives and Hedging:

In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  At December 31, 2005, derivatives with a fair value of $4.8 million were included in other assets in the accompanying consolidated balance sheets.  The change in net unrealized gain of $4.8 million as of December 31, 2005, for derivatives designated as cash flow hedges is disclosed separately in the accompanying consolidated statements of stockholders' equity as the change in fair value of cash flow hedges.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.  The change in net unrealized income on cash flow hedges reflects a reclassification of $0.6 million of net unrealized gain from accumulated other comprehensive income to interest expense during the year ended December 31, 2005.  During the next twelve months, we expect to reclassify approximately $1.2 million of the current balance held in accumulated other comprehensive income related to the interest rate swaps to earnings as a reduction of interest expense.

Cash flow hedges at December 31, 2005 consisted of the following:

Hedge Type	Notional Amount (in thousands)	Rate	Maturity	Fair Value (in thousands)
Swap, Cash Flow	$ 100,000	4.1840%	January 12, 2010	$ 2,062
Swap, Cash Flow	83,750	4.1764%	January 1, 2010	1,738
Swap, Cash Flow	50,000	4.2085%	March 31, 2010	1,039
	$ 233,750			$ 4,839

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

13.

Intangible Lease Liability:

Intangible lease liability at December 31, 2005 and 2004, was $4.5 million and $3.7 million, respectively, consisting of the unamortized carrying value of below-market-rate leases associated with Properties acquired.  Intangible lease liability is amortized over the remaining term of the associated lease, including below-market lease extension, if any. Intangible lease liability accreted to rental income from operating leases in the accompanying consolidated statements of income was $1.1 million, $0.7 million and $0, for the years ended December 31, 2005, 2004 and 2003, respectively.

14.

Commitments and Contingencies:

Commitments – Commitments, contingencies and guarantees by expiration period as of December 31, 2005 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Pending investments (1)	$ 157,100	$ —	$ —	$ —	$ 157,100
Unfunded Senior Secured Term Loan (2)	69,000	—	—	—	69,000
Capital improvements to Properties	62,620	—	—	—	62,620
Earnout provisions (3)	25,979	—	—	—	25,979
Guarantee of uncollateralized promissory note of CNL Plaza, Ltd. (4)	—	—	2,313	—	2,313
	$ 314,699	$ —	$ 2,313	$ —	$ 317,012

(1)

As of December 31, 2005, we had initial commitments to acquire 12 Medical Facilities for which we had posted a non-refundable $10.6 million deposit.  In January 2006, we completed the acquisition of seven Medical Facilities for $84.5 million, including the application of $6.0 million of the non-refundable deposit that we had posted as of December 31, 2005.  The remaining Properties are expected to be acquired in the first quarter of 2006.  The acquisition of each of these Properties is subject to the fulfillment of certain conditions.  There can be no assurance that any or all of the conditions will be satisfied or, if satisfied, that we will acquire one or more of these investments.

(2)

Represents the unfunded portion under the $85.0 million Senior Secured Term Loan.

(3)

In connection with the acquisition of 41 Properties, we may be required to make additional payments to the seller if certain earnout provisions are achieved by the earnout date for each Property.  The calculation generally considers the net operating income for the Property, our initial investment in the Property and the fair value of the Property.  In the event an amount is due, the applicable lease will be amended and annual minimum rent will increase accordingly.  Amounts presented represent maximum exposure to additional payments.  Earnout amounts related to six additional Properties are subject to future values and events which are not quantifiable at December 31, 2005, and are not included in the table above.

(4)

In connection with the ownership of a 9.90% limited partnership interest in CNL Plaza, Ltd., we severally guaranteed 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the general partner of the limited partnership that matures December 31, 2010.  As of December 31, 2005, the uncollateralized promissory note had an outstanding balance of $13.9 million.

Ground Leases – Twenty-seven of our Properties are subject to ground leases.  These ground leases have predetermined rent increases based on the CPI index or a defined percentage and termination dates ranging from 2038 to 2084.  Twenty-one of the ground leases contain renewal options for terms of 30 to 50 years.  During the years ended December 31, 2005, 2004 and 2003, we recognized ground lease expense of $0.5 million, $0.2 million and $0, respectively, including $0.2 million, $13,000 and $0, respectively, from the straight-lining of ground lease expense, which is included in Seniors' Housing property expenses and Medical Facilities operating expenses in the accompanying consolidated statements of income.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

14.

Commitments and Contingencies – Continued:

Future minimum lease payments due under ground leases at December 31, 2005, exclusive of renewal option periods, were as follows (in thousands):

2006	$ 372
2007	490
2008	491
2009	493
2010	495
Thereafter	23,750
$ 26,091

Operating Leases – At December 31, 2005, future minimum lease payments due under an operating lease for DASCO's administrative offices which terminates in 2011 were $0.2 million for each of the next six years.

Legal Matters – From time to time, we are exposed to litigation arising from an unidentified pre-acquisition contingency or from the operation of our business.  We do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

15.

Redemption of Shares:

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations.  Under the redemption plan, prior to such time, if any, as listing of our common stock on a national securities exchange or over-the-counter market occurs, any stockholder who has held shares for at least one year may present to us all or any portion equal to at least 25% of their shares for redemption in accordance with the procedures outlined in the redemption plan.  Upon presentation, we may, at our option, redeem the shares, subject to certain conditions and limitations.  However, at no time during a 12-month period may the number of shares we redeem exceed 5% of the number of shares of our outstanding common stock at the beginning of the 12-month period.  During the years ended December 31, 2005, 2004 and 2003, 3,904,039 shares, 685,396 shares and 131,781 shares of common stock were redeemed and retired for $37.1 million, $6.5 million and $1.2 million, respectively.  In the second quarter of 2004, we amended our redemption plan to change the redemption price from $9.20 per share to $9.50 per share.

16.

Distributions:

For the years ended December 31, 2005, 2004 and 2003, approximately 67%, 60% and 71%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 33%, 40% and 29%, respectively, were considered a return of capital to stockholders for federal income tax purposes.  For the years ended December 31, 2005, 2004 and 2003, no amounts distributed to the stockholders are required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' 8% return, which is equal to an 8% cumulative, non-compounded annual return on the amount calculated by multiplying the total number of shares of common stock purchased by stockholders by the issue price, without deduction for volume or other discounts, reduced by the portion of any distribution that is attributable to net sales proceeds and by any amount we have paid to repurchase shares under our redemption plan.

17.

Related Party Arrangements:

Certain of our directors and officers hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of our public offerings, CNL Securities Corp.  Our chairman of the board indirectly owns a controlling interest in the parent company of the Advisor.  These affiliates receive fees and compensation for services provided in connection with the common stock offerings, permanent financing and the acquisition, management and sale of our assets.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

17.

Related Party Arrangements – Continued:

Pursuant to the Advisory Agreement, as amended and renewed, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.  During the years ended December 31, 2005, 2004 and 2003, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Acquisition fees (1):
From offering proceeds	$ 5,874	$ 38,286	$ 47,644
From debt proceeds	13,789	29,952	11,277
	19,663	68,238	58,921

Asset management fees (2)	19,217	13,047	4,372

Reimbursable expenses (3):
Acquisition expenses	210	331	403
General and administrative expenses	5,989	4,313	2,255
	6,199	4,644	2,658
	$ 45,079	$ 85,929	$ 65,951

(1)

For the period from May 3, 2005 through December 31, 2005, acquisition fees for, among other things, identifying Properties and structuring the terms of the leases were equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering (4.0% of gross offering and loan proceeds for the period from May 14, 2004 through May 2, 2005 and 4.5% of gross offering and loan proceeds under the Prior Offerings).  These fees are included in other assets in the accompanying consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

If we list our common stock on a national securities exchange or over-the-counter market ("List" or "Listing"), the Advisor will receive an acquisition fee equal to 3.0% of amounts outstanding on the line of credit, if any, at the time of Listing.  Certain fees payable to the Advisor upon Listing, the orderly liquidation or other sales of Properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

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

Pursuant to the advisory agreement, the Advisor is required to reimburse us the amount by which the total operating expenses we pay or incur exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap").  Operating expenses for the Expense Years ended December 31, 2005, 2004 and 2003, did not exceed the Expense Cap.

Of these amounts, approximately $1.1 million and $1.4 million were included in due to related parties in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

17.

Related Party Arrangements – Continued:

2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering.  Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf.  Offering expenses incurred by the Advisor and its affiliates on our behalf, together with selling commissions, the marketing support fee and due diligence expense reimbursements will not exceed 13% of the proceeds raised in connection with the offerings.

During the years ended December 31, 2005 and 2004, we incurred the following fees and costs (in thousands):

	Years ended December 31,
	2005	2004

Selling commissions	$ 10,801	$ 61,830
Marketing support fee	3,313	6,648
Offering and due diligence costs	4,250	18,328
Soliciting dealer servicing fee	—	310
	$ 18,364	$ 87,116

Of these amounts, approximately $1.3 million and $0.2 million were included in due to related parties in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively.

We own a 9.90% interest in CNL Plaza, Ltd. (the "Owner"), a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of CNL Financial Group ("CFG") lease office space.  CFG owns a controlling interest in the parent company of the Advisor and is indirectly wholly owned by James M. Seneff, Jr., our chairman of the board, and his wife.  Robert A. Bourne, our vice-chairman of the board and treasurer, is an officer of CFG.  The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1% interest as general partner of the Owner and whose general partner is indirectly wholly owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly owned by Messrs. Seneff and Bourne, and which has a 49.50% interest, as a limited partner, in the Owner; CNL Hotels & Resorts, Inc. which has a 9.90% interest, as a limited partner, in the Owner; Commercial Net Lease Realty, Inc., which has a 24.75% interest, as a limited partner, in the Owner; and CNL APF Partners, LP, which has a 4.95% interest, as a limited partner, in the Owner.  We also own a 9.90% interest in CNL Plaza Venture, Ltd. (the "Borrower"), a Florida limited partnership, which is the general partner of the Owner.  The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner.

In 2004, the Owner conveyed a small portion of the premises underlying the parking structure adjacent to its office building, valued by the parties at approximately $0.6 million, to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building.  The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new office building that was developed in 2005 and is owned by CNL Plaza II, Ltd.  In connection with this transaction, the Owner received an ownership interest in a cross-bridge that was constructed and an anticipated benefit from a reduction in the allocation of its operating expenses for the garage.  In addition, the Owner may be entitled to additional consideration pursuant to a purchase price adjustment.

On September 30, 2005, we executed a pro rata, several guarantee limited to 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the Borrower that matures December 31, 2010.  During each of the years ended December 31, 2005 and 2004, we received approximately $0.2 million, respectively, in distributions from the Owner.

We maintain bank accounts in a bank in which certain of our officers and directors serve as directors and are principal stockholders.  The amounts deposited with this bank were $3.1 million and $22.9 million at December 31, 2005 and 2004, respectively.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

17.

Related Party Arrangements – Continued:

On September 1, 2004, a company which is owned by our chairman of the board sold its 30% voting membership interest in a limited liability company which is affiliated with ten of our tenants (the "HRA Tenants") to the remaining members of the limited liability company.  The HRA Tenants contributed 30% and 35% of our total revenues for the years ended December 31, 2004 and 2003, respectively.

Century Capital Markets, LLC ("CCM"), an entity in which an affiliate of the Advisor was formerly a non-voting Class C member, made the arrangements for two commercial paper loans totaling $43.9 million.  The monthly interest payments due under these commercial paper loans include an annual margin of either 30 or 40 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans.  Effective September 30, 2005, a non-affiliated third party assumed the administration of these commercial paper loans.  Therefore, we now pay the monthly services fee directly to the non-affiliated third party.  During the years ended December 31, 2005, 2004 and 2003, $0.1 million, $0.1 million and $0.2 million, respectively, was paid to CCM related to these services.  During the year ended December 31, 2003, we also paid CCM a $0.2 million finder's fee related to the acquisition of two Properties.

Our chairman of the board is a director in a hospital that leases office space in seven of the Medical Facilities that we acquired in August 2004.  Additionally, one of our independent directors is a director in a health system that leases office space in one of the Medical Facilities that we acquired in April 2004.  During the years ended December 31, 2005 and 2004, these hospitals contributed less than 1% of our total revenues.

18.

Concentration of Credit Risk:

At December 31, 2005, we leased our Seniors' Housing facilities to 22 tenants.  Two tenants affiliated with Horizon Bay Management, LLC ("Horizon Bay") contributed 21% of total revenues for each of the years ended December 31, 2005 and 2004.  The HRA Tenants contributed 22%, 30% and 35% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.  No other Seniors' Housing tenant contributed more than 10% of total revenues for the three years ended December 31, 2005.  Several of our tenants, including the HRA Tenants, are thinly capitalized corporations that rely on the net operating income generated from the Seniors' Housing facilities to fund rent obligations under their leases.  At December 31, 2005, $5.8 million of the $7.2 million allowance for doubtful accounts pertained to HRA Tenants.  At December 31, 2005, our Medical Facilities were leased to more than 700 tenants.

At December 31, 2005, 107 of the 188 Seniors' Housing facilities were operated by Sunrise Senior Living Services, Inc. ("Sunrise"), a wholly owned subsidiary of Sunrise Senior Living, Inc.  Additionally, as of December 31, 2005, a Seniors' Housing Property was being developed by Sunrise Development, Inc., a wholly owned subsidiary of Sunrise Senior Living, Inc.  Upon completion of the development, the facility will be operated by Sunrise.  Horizon Bay operates 27 Seniors' Housing facilities and six additional operators manage the remaining 53 Seniors' Housing facilities.  At December 31, 2005, DASCO managed or was developing 53 of our 73 Medical Facilities, Cirrus managed 10 of our Medical Facilities and the remaining 10 Medical Facilities were managed by four third-party property managers.  Sunrise, Horizon Bay, DASCO and ARC operated Property portfolios that, for each in the aggregate as operator, contributed 10% or more of total rental and earned income from leases.  Sunrise contributed 42%, 45% and 76%, for the years ended December 31, 2005, 2004 and 2003, respectively; Horizon Bay contributed 22%, 24%, for the years ended December 31, 2005 and 2004, respectively; DASCO contributed 10% for the year ended December 31, 2005 and ARC contributed 13% for the year ended December 31, 2003.  No other operator contributed more than 10% of total rental and earned income from leases.

To mitigate credit risk, certain Seniors' Housing leases are combined into portfolios that contain cross-default terms, so that if a tenant of any of the Properties in a portfolio defaults on its obligations under its lease, we may pursue remedies under the lease with respect to any of the Properties in the portfolio ("Cross-Default").  Certain portfolios also contain terms whereby the net operating profits of the Properties are combined for the purpose of funding rental payments due under each lease ("Pooling" or "Pooled").  In addition, as of December 31, 2005, we held $24.0 million in security deposits and rental support related to certain Properties.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

18.

Concentration of Credit Risk – Continued:

We had the following remaining rental support and limited guarantees from certain tenants and operators at December 31, 2005 (dollars in thousands):

			Guarantee
Guarantor	Number of Properties	Maximum	Used Since Acquired	Remaining Balance

Horizon Bay	21	$17,500	$14,391	$3,109
Aureus	11	10,000	2,255	7,745
ARC	8	(1)	9,416	(1)
Eby	6	(1)	329	(1)
Encore	17	(1)	791	(1)
Greenwalt	5	(1)	2,493	(1)
Sunrise	2	(1)	—	(1)
Sunrise	17	(2)	6,281	(2)
Sunrise	3	(3)	2,809	(3)

(1) Unconditional guarantees

(2) Sunrise guaranteed the tenants' obligations to pay minimum rent and the FF&E reserve funds under the 17 leases until the later of (i) March 2006 or (ii) 18 months after the final development date of certain Properties, as defined in the lease agreement.  The final development Property commenced operations in January 2006; accordingly, the Sunrise guarantee will terminate in July 2007.

(3) Sunrise guaranteed the tenants' rent obligations for these Seniors' Housing facilities that were acquired in 2004 and which commenced operations in 2004, until the later of (i) September 2006 or (ii) the Properties achieving predetermined rent coverage thresholds, which are not determinable at this time.

Although we acquire Properties located in various states and regions and screen our tenants in order to reduce risks of default, failure of certain lessees, their guarantors, or the Sunrise or Horizon Bay brands would significantly impact our results of operations.

19.

Medical Facilities Acquisitions:

In April 2004, we acquired 22 Medical Facilities for an aggregate purchase price of $272.0 million, including closing costs (the "MOP Acquisition").

In August 2004, we acquired ownership interests in entities that own 28 Medical Facilities and a 55% interest in DASCO for $212.6 million, including closing costs.  In November 2004, we acquired two additional Medical Facilities for $19.4 million, including closing costs (collectively, the "DASCO Acquisition").  Included in the DASCO Acquisition were certain limited partnerships with finite lives.  Therefore, the minority interests in these partnerships meet the definition of mandatorily redeemable noncontrolling interests as specified in Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  We estimate that the settlement value of these mandatorily redeemable noncontrolling interests at December 31, 2005 was $13.7 million, based on the sale or disposition of all or substantially all of the assets of the partnerships and the repayments of outstanding liabilities as of that date.

In addition, certain partnerships that own Medical Facilities provide non-equity participation to various lessees or affiliates of lessees.  Certain lessees in the Medical Facilities are entitled to receive a percentage of the pro rata net cash flow, as defined, for the term of their lease, calculated as the percentage of each lease with respect to the total leasable square footage. Such amounts are paid periodically, such as monthly or quarterly.  Certain lessees are also entitled to a percentage of their pro rata share of net capital proceeds, as defined, upon the occurrence of a capital transaction (including, but not limited to, the sale or refinancing of the property).  Such pro rata share is calculated as the percentage of each lease with respect to the total leasable square footage.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

19.

Medical Facilities Acquisitions – Continued:

The fair value of assets acquired and liabilities assumed at the date of the MOP and DASCO Acquisitions were based on independent appraisals and valuation studies from independent third-party consultants.  The aggregate value of the assets acquired, including closing costs, and liabilities assumed were as follows (in thousands):

Assets:
Real estate investment properties:
Accounted for using the operating method	$ 455,194
Intangible lease costs	47,372
502,566

Cash and cash equivalents	530
Restricted cash	2,485
Deferred costs, net	1,018
Other assets	1,698
Goodwill	5,791
Total assets acquired	514,088

Liabilities:
Mortgages payable	94,808
Construction loan payable	487
Accounts payable and other liabilities	8,117
Intangible lease liability	4,463
Security deposits	2,011
Total liabilities assumed	109,886

Minority interests	1,967

Net assets acquired	$ 402,235

The amortization periods of the intangible lease costs acquired range from less than one year to 15 years.

The following condensed pro forma (unaudited) information assumes that the MOP and DASCO Acquisitions had occurred on January 1, 2003.

	Years Ended December 31,
	2004	2003

Revenues	$ 298,164	$ 145,322
Expenses	178,495	92,623
Net income	118,396	51,903

Basic and diluted income per share	$ 0.56	$ 0.52

Weighted-average number of common shares outstanding (basic and diluted)	210,343	99,815

20.

Subsequent Events:

In January 2006, we acquired seven Medical Facilities from Cirrus for $84.5 million which we funded, in part, with proceeds from a new $56.3, million ten-year mortgage loan that bears fixed-rate interest at 5.59%.  Four of the acquired Properties are located in Texas, two are in Arizona and one is in Missouri, and in aggregate they contain approximately 255,000 square feet.  Cirrus will manage the Properties.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

20.

Subsequent Events – Continued:

In February 2006, we entered into a $7.7 million construction loan for the development of a Medical Facility that we acquired in November 2005.  The construction loan will mature in 2010 and bears interest at a rate of LIBOR plus 160 basis points.

In February 2006, we entered into a $33.0 million mortgage loan and used the proceeds and cash on hand to pre-pay a $48.0 million construction loan facility that had $44.7 million outstanding at December 31, 2005.  The new interest only, five-year loan bears interest at a rate equal to LIBOR plus 150 basis points.

In March 2006, we sold two Properties that were held for sale at December 31, 2005.  The Properties were sold to an unrelated third party for $6.0 million and we took back a purchase money mortgage with a three-year term secured by the Properties in the amount of $4.8 million.  Interest is payable annually at a rate of 6.0% and principle is due at maturity.  We realized a net loss on the sale of the Properties of $0.2 million in March 2006.

During the period January 1, 2006, through March 15, 2006, we received subscription proceeds for an additional 2.6 million shares ($26.1 million) of common stock.

On January 1, February 1 and March 1, 2006, our Board of Directors declared distributions to stockholders of record on those dates, totaling $45.5 million, or the aggregate of $0.1776 per share of common stock, payable by March 31, 2006.

21.

Selected Quarterly Financial Data (unaudited):

The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

2005 Quarter	First	Second	Third	Fourth

Revenues (1)	$ 91,329	$ 96,584	$ 97,540	$98,630
Income from continuing operations (1)	38,461	39,130	34,074	30,750
Income (loss) from discontinued operations (1)	(5,826)	(1,173)	(264)	429
Net income	32,635	37,957	33,810	31,179
Income per share, basic and diluted:
Continuing operations (1)	0.16	0.16	0.14	0.12
Discontinued operations (1)	(0.02)	(0.01)	—	—
Net income	0.14	0.15	0.14	0.12

2004 Quarter	First	Second	Third	Fourth
Revenues (1)	$ 50,259	$ 62,850	$ 70,318	$79,342
Income from continuing operations (1)	27,415	29,340	30,428	31,168
Income (loss) from discontinued operations (1)	386	351	(1,514)	344
Net income	27,801	29,691	28,914	31,512
Income per share, basic and diluted:
Continuing operations (1)	0.16	0.14	0.14	0.13
Discontinued operations (1)	—	—	(0.01)	—
Net income	0.16	0.14	0.13	0.13

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

21.

Selected Quarterly Financial Data (unaudited) – Continued:

(1)  The revenue, income from continuing operations and income (loss) from discontinued operations data in the table above has been restated from previously reported amounts to reflect the reclassification of the operating results from our real estate held for sale to discontinued operations (see Note 10).

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

During the fourth quarter of 2005, there was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than May 1, 2006.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)

The following documents are filed as part of this report.

1.

Financial Statements

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.

Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2005

Notes to Schedule III – Real Estate and Accumulated Depreciation at December 31, 2005

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

3.

Exhibits

3.1

Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003.  (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed July 30, 2003 and incorporated herein by reference.)

3.2

CNL Health Care Properties, Inc. Bylaws.  (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed March 5, 1999 and incorporated herein by reference.)

3.3

Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc.  (Included as Exhibit 3.6 to Pre-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) filed August 31, 2000 and incorporated herein by reference.)

3.4

Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc.  (Included as Exhibit 3.7 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003 and incorporated herein by reference.)

3.5

Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004.  (Included as Exhibit 3.5 to the Registrant's June 30, 2004 Report on Form 10-Q filed August 6, 2004 and incorporated herein by reference.)

3.6

Amendment No. 3 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2005 and incorporated herein by reference.)

3.7

Amendment No. 4 to the Bylaws of CNL Retirement Properties, Inc.  (Filed herewith.)

4.1

Form of Reinvestment Plan (Included as Exhibit 4.7 to Post-Effective Amendment No. Nine to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) and incorporated herein by reference.)

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

10.3

First Amendment to Renewal Agreement dated as of July 13, 2005, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.3 to the Registrant's Report on Form 8-K filed July 15, 2005 and incorporated herein by reference.)

10.4

Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000.  Each of the following directors and/or officers has signed a substantially similar agreement as follows:  James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002, and Marcel Verbaas dated April 19, 2004.  (Included as Exhibit 10.2 to the Registrant’s March 31, 2000 Report on Form 10-Q filed May 3, 2000 and incorporated herein by reference.)

10.5

Indemnification Agreement between CNL Retirement Properties, Inc. and Clark Hettinga effective as of December 31, 2004.  Lynn Gutierrez has signed a substantially similar agreement effective as of May 13, 2005.  (Included as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed June 14, 2005 and incorporated herein by reference.)

10.6

Agreement of Limited Partnership of CNL Health Care Partners, LP.  (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000 and incorporated herein by reference.)

10.7

Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003.  (Included as Exhibit 10.47 to the Registrant's March 31, 2003 Report on Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

`10.8

Amended and Restated Credit Agreement dated as of August 23, 2005 among CNL Retirement Partners, LP, as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement Properties, Inc. and each of the other Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation as Co-Syndication Agents, Wachovia Bank, National Association and Key Bank National Association, as Co- Documentation Agents and the other lenders party hereto, and Banc of America Securities

LLC, as Sole Lead Arranger and Sole Book Manager.  (Included as Exhibit 10.2 to the Registrant's Report on Form 8-K filed August 29, 2005 and incorporated herein by reference.)

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

10.22

Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Sellers, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004.  (Included as Exhibit 10.75 to Post-Effective Amendment No .One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

21

Subsidiaries of the Registrant.  (Filed herewith.)

23.1

Consent of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, dated March 24, 2006.  (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2006.

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

Signature	Title	Date

/s/James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board	March 24, 2006

/s/Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 24, 2006

/s/David W. Dunbar David W. Dunbar	Independent Director	March 24, 2006

/s/James W. Duncan, Jr. James W. Duncan, Jr.	Independent Director	March 24, 2006

/s/Edward A. Moses Edward A. Moses	Independent Director	March 24, 2006

/s/Stuart J. Beebe Stuart J. Beebe	Chief Executive Officer and President (Principal Executive Officer)	March 24, 2006

/s/Clark Hettinga Clark Hettinga	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2006

CNL RETIRMENT PROPERTIES, INC.

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004, and 2003

(dollars in thousands)

			Additions		Deductions
Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deemed Uncollectible	Collected or Determined to be Collectible	Balance at End of Year

2003	Allowance for doubtful accounts (a)	$ —	$ —	$ —	$ —	$ —	$ —

2004	Allowance for doubtful accounts (a)	$ —	$ 3,900	$ —	$ —	$ —	$ 3,900

2005	Allowance for doubtful accounts (a)	$ 3,900	$ 4,544	$ —	$ 161	$ 1,083	$ 7,200

(a)

Deducted from receivables on the balance sheet.

CNL Retirement Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum-brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Brighton Gardens of Orland Park, IL	$ —	$ 2,162	$ 12,577	$ —	$ 73	$ 2,162	$ 12,650	$ 14,812	$ 2,505	1999	Apr-00
Broadway Plaza at Pecan Park, TX	3,600	1,344	9,425	—	—	1,344	9,425	10,769	1,266	2000	Nov-01
Homewood Residence at Boca Raton, FL	4,400	1,144	8,734	—	—	1,144	8,734	9,878	1,171	2000	Nov-01
Holley Court Terrace, IL	—	2,144	16,850	—	—	2,144	16,850	18,994	1,839	1992	Feb-02
Homewood Residence at Coconut Creek, FL	2,602	1,683	8,193	—	—	1,683	8,193	9,876	1,050	2000	Feb-02
Heritage Club at Greenwood Village, CO	—	1,965	18,025	—	180	1,965	18,205	20,170	2,128	1999	Mar-02
Mapleridge of Dartmouth, MA	4,403	920	8,799	—	68	920	8,867	9,787	896	1999	May-02
Mapleridge of Laguna Creek, CA	3,738	812	7,407	—	—	812	7,407	8,219	764	1999	May-02
Brighton Gardens of Towson, MD	6,706	990	14,109	(22)	163	968	14,272	15,240	1,462	1999	May-02
Brighton Gardens of Camarillo, CA	8,673	2,487	16,676	(1)	110	2,486	16,786	19,272	1,761	1999	May-02
Vero Beach, FL	46,027	1,786	44,821	—	—	1,786	44,821	46,607	400	2005	Aug-02
Homewood Residence at Brookmont Terr., TN	1,931	464	8,652	—	—	464	8,652	9,116	908	2000	Nov-02
Mapleridge of Hemet, CA	3,110	1,176	3,087	—	44	1,176	3,131	4,307	376	1998	Dec-02
Brighton Gardens of Tulsa, OK	3,544	1,538	3,310	21	77	1,559	3,387	4,946	450	1999	Dec-02
Pleasant Hills, AR	8,050	523	10,427	241	281	764	10,708	11,472	969	1984	Dec-02
Brighton Gardens of Hoffman Estates, IL	5,708	1,724	6,064	—	74	1,724	6,138	7,862	656	1999	Dec-02
Mapleridge of Willoughby, OH	3,731	1,091	4,032	84	60	1,175	4,092	5,267	447	1998	Dec-02
Mapleridge of Plymouth, MA	3,466	1,090	3,667	8	73	1,098	3,740	4,838	428	2000	Dec-02
Hearthside of Lynwood, WA	3,196	1,530	5,068	10	247	1,540	5,315	6,855	451	1989	Dec-02
Hearthside of Snohomish, WA	4,362	645	8,364	3	71	648	8,435	9,083	683	1993	Dec-02
Brighton Gardens of Vinings, GA	3,741	1,773	5,830	8	112	1,781	5,942	7,723	614	1999	Dec-02
Brighton Gardens of Oklahoma City, OK	1,850	784	3,000	10	80	794	3,080	3,874	404	1999	Dec-02
Brighton Gardens of Bellevue, WA	5,175	2,165	8,506	—	69	2,165	8,575	10,740	835	1999	Dec-02
Brighton Gardens of Santa Rosa, CA	8,496	2,161	15,044	989	(2,530)	3,150	12,514	15,664	1,245	2000	Dec-02
Brighton Gardens of Denver, CO	10,936	1,084	17,245	—	—	1,084	17,245	18,329	1,341	1996	Mar-03
Brighton Gardens of Colorado Springs, CO	10,085	1,073	15,829	—	—	1,073	15,829	16,902	1,210	1999	Mar-03
Brighton Gardens of Lakewood, CO	11,512	1,073	18,221	—	—	1,073	18,221	19,294	1,385	1999	Mar-03
Brighton Gardens of Rancho Mirage, CA	7,017	1,716	12,482	5	120	1,721	12,602	14,323	1,192	2000	Mar-03
The Fairfax, VA	43,894	17,641	60,643	—	9,795	17,641	70,438	88,079	4,991	1989/2005	Mar-03
The Quadrangle, PA	52,792	23,148	90,769	(37)	1,522	23,111	92,291	115,402	7,326	1987	Mar-03
Brighton Gardens of Yorba Linda, CA	10,203	2,397	11,410	—	86	2,397	11,496	13,893	954	2000	Mar-03
Brighton Gardens of Salt Lake City, UT	11,372	392	15,013	5	89	397	15,102	15,499	1,296	1999	Mar-03
Brighton Gardens of Northridge, CA	7,475	3,485	11,634	(1)	70	3,484	11,704	15,188	1,147	2001	Mar-03
Mapleridge of Palm Springs, CA	1,346	884	1,873	—	48	884	1,921	2,805	252	1999	Mar-03
Brighton Gardens of Edgewood, KY	1,347	886	1,876	6	36	892	1,912	2,804	299	2000	Mar-03
Brighton Gardens of Greenville, SC	2,097	352	3,938	4	75	356	4,013	4,369	498	1998	Mar-03
Brighton Gardens of Saddle River, NJ	7,867	2,155	10,968	—	—	2,155	10,968	13,123	934	1998	Mar-03
Balmoral of Palm Harbor, FL	—	1,002	11,493	2	333	1,004	11,826	12,830	901	1996	Jul-03
Somerby at University Park, AL	37,322	2,633	49,166	—	3,603	2,633	52,769	55,402	3,489	1999	Aug-03
Somerby at Jones Farm, AL	20,361	719	23,136	—	6,136	719	29,272	29,991	1,833	1999	Nov-03
Brighton Gardens of Tampa, FL	—	1,670	—	4	117	1,674	117	1,791	12	1998	Aug-03
Greentree at Ft. Benjamin Harrison, IL	—	469	4,761	—	—	469	4,761	5,230	296	1999	Sep-03
Greentree at Mt. Vernon, IL	—	225	7,244	—	1,830	225	9,074	9,299	531	2000	Sep-03

CNL Retirement Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Greentree at Post, IN	—	287	4,934	—	—	287	4,934	5,221	290	1999	Sep-03
Greentree at West Lafayette, IN	—	319	5,264	—	1,883	319	7,147	7,466	385	1999	Sep-03
Sunrise of Arlington, VA	3,543	765	6,463	19	228	784	6,691	7,475	499	1988	Sep-03
Sunrise of Bluemont Park, VA	14,021	2,359	26,196	37	307	2,396	26,503	28,899	1,824	1989	Sep-03
Sunrise of Countryside, VA	7,335	2,288	12,583	7	291	2,295	12,874	15,169	948	1945/88	Sep-03
Sunrise of Falls Church, VA	4,341	1,221	7,631	3	73	1,224	7,704	8,928	600	1993	Sep-03
Sunrise of Farmington Hills, MI	4,690	1,212	8,414	18	56	1,230	8,470	9,700	695	1999	Sep-03
Sunrise of Frederrick, MD	3,443	118	6,971	3	110	121	7,081	7,202	483	1991	Sep-03
Sunrise of Leesburg, VA	1,048	399	1,701	—	25	399	1,726	2,125	144	1850/1989	Sep-03
Sunrise of Mercer Island, WA	3,892	744	7,225	28	223	772	7,448	8,220	520	1990	Sep-03
Sunrise of Mills Basin, NY	12,075	2,596	22,134	25	63	2,621	22,197	24,818	1,623	2002	Sep-03
Sunrise of Poland, OH	4,291	742	8,044	21	33	763	8,077	8,840	544	1998	Sep-03
Sunrise of Raleigh, NC	3,143	457	5,935	3	109	460	6,044	6,504	503	1996	Sep-03
Sunrise of Sheepshead Bay, NY	12,823	3,856	22,395	24	24	3,880	22,419	26,299	1,512	2000	Sep-03
Sunrise of Beverly Hills, CA	19,806	3,950	24,230	—	—	3,950	24,230	28,180	156	2005	Sep-03
Sunrise of Cresskill, NJ	25,973	4,632	33,212	—	—	4,632	33,212	37,844	176	(3)	Sep-03
Sunrise of Edmonds, WA	10,072	968	12,681	—	—	968	12,681	13,649	457	2004	Sep-03
Sunrise at Five Forks, GA	8,126	997	11,161	—	132	997	11,293	12,290	683	2004	Sep-03
Sunrise of Madison, NJ	11,522	1,608	14,345	—	—	1,608	14,345	15,953	566	2004	Sep-03
Dogwood Forest of Dunwoody, GA	—	837	4,952	—	142	837	5,094	5,931	315	2000	Nov-03
EdenGardens of Gainesville, FL	—	436	7,789	—	47	436	7,836	8,272	484	2000	Nov-03
EdenBrook of Jacksonville, FL	—	1,114	6,112	14	312	1,128	6,424	7,552	490	1999	Nov-03
EdenBrook of Tallahassee, FL	—	670	11,664	—	98	670	11,762	12,432	717	1999	Nov-03
EdenGardens of Aiken, SC	4,901	369	7,139	7	113	376	7,252	7,628	461	1995	Nov-03
EdenBrook of Alpharetta, GA	4,411	718	6,330	—	30	718	6,360	7,078	406	2000	Nov-03
EdenGardens of Arlington, TX	—	350	8,538	8	4	358	8,542	8,900	506	2000	Nov-03
EdenTerrace of Arlington, TX	—	668	7,616	47	105	715	7,721	8,436	485	2000	Nov-03
EdenBrook of Buckhead, GA	4,411	782	6,971	—	11	782	6,982	7,764	467	2000	Nov-03
EdenBrook of Champions, TX	—	530	11,581	—	54	530	11,635	12,165	713	2000	Nov-03
EdenBrook of Charleston, SC	4,901	422	8,827	7	101	429	8,928	9,357	560	2000	Nov-03
EdenGardens of Columbia, SC	—	300	4,043	9	167	309	4,210	4,519	270	1996	Nov-03
EdenGardens of Concord, NC	2,419	393	3,548	—	—	393	3,548	3,941	228	1998	Nov-03
Edenbrook of Dunwoody, GA	4,629	368	4,559	7	208	375	4,767	5,142	357	1998	Nov-03
Edenbrook of Hunstville AL	—	605	8,900	—	86	605	8,986	9,591	579	2001	Nov-03
EdenGardens of Kingwood, TX	—	467	8,418	—	27	467	8,445	8,912	552	2001	Nov-03
EdenTerrace of Kingwood, TX	—	572	10,527	—	99	572	10,626	11,198	681	2001	Nov-03
EdenBrook of Louisville, KY	6,540	623	10,144	7	69	630	10,213	10,843	649	2001	Nov-03
EdenTerrace of Louisville, KY	7,769	886	11,897	5	15	891	11,912	12,803	746	2001	Nov-03
EdenGardens of Marietta, GA	—	571	4,397	—	49	571	4,446	5,017	287	1998	Nov-03
EdenBrook of Plano, TX	6,273	464	12,004	—	28	464	12,032	12,496	730	2000	Nov-03
EdenGardens of Rock Hill, SC	—	277	6,783	23	222	300	7,005	7,305	459	1995	Nov-03
EdenBrook of The Woodlands, TX	4,901	395	13,490	—	40	395	13,530	13,925	822	2000	Nov-03
Summit at Park Hills, OH	—	149	6,230	—	—	149	6,230	6,379	254	2001	Jun-04

CNL Retirement Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

		Initial Cost to Company(2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Brighton Gardens of Carlsbad, CA	13,961	5,530	9,007	—	—	5,530	9,007	14,537	324	1999	Nov-04
Brighton Gardens of San Dimas, CA	12,535	3,390	19,788	—	—	3,390	19,788	23,178	632	1999	Nov-04
Brighton Gardens of Carmel Valley, CA	7,849	3,729	22,081	—	—	3,729	22,081	25,810	714	1999	Nov-04
Brighton Gardens of San Juan Capistrano, CA	4,380	3,009	5,144	—	—	3,009	5,144	8,153	234	1999	Nov-04
Brighton Gardens of Woodbridge, CT	3,777	1,624	5,457	—	—	1,624	5,457	7,081	192	1998	Nov-04
Brighton Gardens of Pikesville, MD	14,646	1,118	8,264	—	—	1,118	8,264	9,382	288	1999	Nov-04
Brighton Gardens of North Shore, MA	4,958	1,815	25,311	—	—	1,815	25,311	27,126	772	1999	Nov-04
Brighton Gardens of Dedham, MA	11,055	1,806	18,682	—	—	1,806	18,682	20,488	613	1999	Nov-04
Brighton Gardens of Paramus, NJ	12,226	2,826	20,012	—	—	2,826	20,012	22,838	653	1999	Nov-04
Brighton Gardens of Arlington, VA	10,029	4,658	13,907	—	—	4,658	13,907	18,565	458	1999	Nov-04
Brighton Gardens of Richmond, VA	4,584	905	7,604	—	—	905	7,604	8,509	266	1999	Nov-04
Bickford Cottage of Davenport, IA	3,411	213	5,639	—	—	213	5,639	5,852	211	1999	Aug-04
Bickford Cottage of Marion, IA	2,794	224	5,711	—	—	224	5,711	5,935	213	1998	Aug-04
Bickford Cottage of Champaign, IL	—	54	2,501	—	—	54	2,501	2,555	100	2003	Aug-04
Bickford House of Bloomington, IL	—	514	6,866	—	—	514	6,866	7,380	262	2000	Aug-04
Bickford Cottage of Macomb, IL	—	54	4,315	—	—	54	4,315	4,369	164	2003	Aug-04
Bickford Cottage of Peoria, IL	—	375	7,659	—	—	375	7,659	8,034	290	2001	Aug-04
Courtyard Manor of Auburn Hills, MI	—	1,746	7,574	—	31	1,746	7,605	9,351	367	1999	Apr-04
Courtyard Manor at Sterling Heights, MI	—	1,076	7,834	5	11	1,081	7,845	8,926	375	1989	Apr-04
The Park at Olympia Fields, IL	22,007	3,303	38,891	—	—	3,303	38,891	42,194	1,910	1999	Feb-04
East Bay Manor, RI	9,372	686	12,752	—	—	686	12,752	13,438	652	1992	Feb-04
Greenwich Bay Manor, RI	6,540	180	11,401	—	103	180	11,504	11,684	573	1980	Feb-04
West Bay Manor, RI	10,982	1,900	15,481	—	79	1,900	15,560	17,460	768	1972	Feb-04
Waterside Retirement Estates, FL	26,033	1,820	32,645	—	56	1,820	32,701	34,521	1,575	1980	Feb-04
Carrington Pointe, CA	16,718	1,636	27,753	10	—	1,646	27,753	29,399	1,323	1988	Feb-04
Cherry Hills Club, CA	9,815	1,428	23,814	—	—	1,428	23,814	25,242	1,178	1987	Feb-04
The Park at Golf Mills, IL	28,346	2,291	58,811	—	38	2,291	58,849	61,140	2,869	1989	Feb-04
The Heritage Palmeras, AZ	32,319	1,556	45,622	—	428	1,556	46,050	47,606	2,246	1996	Feb-04
The Pointe at Newport Place, FL	4,696	900	6,453	—	37	900	6,490	7,390	376	2000	Feb-04
Newport Place, FL	28,938	5,265	41,850	—	110	5,265	41,960	47,225	2,063	1993	Feb-04
Prosperity Oaks, FL	21,039	5,415	59,690	63	519	5,478	60,209	65,687	2,903	1988	Feb-04
Pinecrest Place Retirement Community, FL	31,815	893	60,674	—	149	893	60,823	61,716	2,968	1988	Feb-04
North Bay Manor, RI	—	464	19,402	—	—	464	19,402	19,866	973	1989	Feb-04
South Bay Manor, RI	—	654	16,606	—	—	654	16,606	17,260	821	1988	Feb-04
Emerald Bay Manor, RI	—	1,382	18,237	—	—	1,382	18,237	19,619	925	1999	Feb-04
Treemont Retirement Community, TX	—	3,211	17,096	—	423	3,211	17,519	20,730	887	1974	Feb-04
The Park at Riverchase, AL	—	1,159	6,246	—	—	1,159	6,246	7,405	372	1997	Feb-04
Heron's Run, FL	—	446	1,798	—	—	446	1,798	2,244	89	1993	Feb-04
Sakonnet Bay Manor, RI	—	4,383	21,963	—	—	4,383	21,963	26,346	797	1998	Aug-04
Terrace at Memorial City, TX	19,000	4,336	33,496	15		4,351	33,482	37,833	962	1992	Dec-04
Spring Shadows Place, TX	6,419	2,943	6,288	—	—	2,943	6,288	9,231	186	1973	Dec-04
Terrace at West University, TX	17,281	3,650	24,976	—	—	3,650	24,976	28,626	763	1998	Dec-04
Terrace at Willowbrook, TX	17,800	2,243	23,551	—	—	2,243	23,551	25,794	685	1996	Dec-04

CNL Retirement Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Terrace at Clear Lake, TX	11,750	2,068	22,769	—	—	2,068	22,769	24,837	689	2000	Dec-04
Terrace at First Colony, TX	17,750	2,160	22,871	—	—	2,160	22,871	25,031	691	2000	Dec-04
Sunrise of Des Peres, MO	—	4,129	16,284	—	—	4,129	16,284	20,413	634	2004	Mar-04
Sunrise of Clayton, MO	—	3,565	14,819	—	—	3,565	14,819	18.384	735	2004	Mar-04
Sunrise of Wilmette, IL	—	2,640	7,053	—	—	2,640	7,053	9,693	296	2004	Mar-04
Boardwalk Medical Office, TX	7,587	1,665	11,366	—	—	1,665	11,366	13,031	707	1997	Apr-04
Las Colinas Medical Plaza II, TX	6,863	1,763	8,801	—	1	1,763	8,802	10,565	665	2001	Apr-04
Independence Park-4204, NC	3,376	1,768	8,160	—	440	1,768	8,600	10,368	567	1994	Apr-04
Independence Park-4228, NC	1,070	888	2,483	—	—	888	2,483	3,371	243	1997	Apr-04
Independence Park-4233, NC	1,263	1,880	2,075	—	—	1,880	2,075	3,955	406	1996	Apr-04
Independence Park-4323, NC	1,153	694	2,647	—	—	694	2,647	3,341	195	1997	Apr-04
Tampa Medical Tower, FL	6,069	2,648	7,243	—	736	2,648	7,979	10,627	1,355	1984	Apr-04
Yorktown 50, VA	14,722	2,089	22,618	—	337	2,089	22,955	25,044	1,553	1974	Apr-04
Sherman Oaks Medical Center, CA	9,545	9,024	5,272	—	158	9,024	5,430	14,454	1,127	1953	Apr-04
Valencia Medical Center, CA	5,117	1,312	5,336	—	130	1,312	5,466	6,778	575	1983	Apr-04
Encino Medical Plaza, CA	7,429	6,904	9,253	—	246	6,904	9,499	16,403	1,108	1973	Apr-04
Rocky Mountain Cancer Center, CO	4,601	1,069	7,801	—	45	1,069	7,846	8,915	466	1993	Apr-04
Aurora Medical Center II, CO	5,209	134	9,220	—	92	134	9,312	9,446	887	1994	Apr-04
Aurora Medical Center I, CO	4,653	123	8,485	—	142	123	8,627	8,750	921	1981	Apr-04
Dorsey Hall Medical Center, MD	3,833	1,324	4,020	—	51	1,324	4,071	5,395	504	1988	Apr-04
Chesapeake Medical Center, VA	—	2,087	7,520	—	11	2,087	7,531	9,618	793	1988	Apr-04
Randolph Medical Center, MD	—	2,575	6,453	—	644	2,575	7,097	9,672	656	1975	Apr-04
Plano Medical Center, TX	—	2,519	12,190	—	140	2,519	12,330	14,849	1,125	1984	Apr-04
Medical Place I, TX	—	19	24,746	—	402	19	25,148	25,167	2,568	1984	Apr-04
Northwest Regional Medical Center, TX	—	599	6,646	—	14	599	6,660	7,259	474	1999	Apr-04
The Diagnostic Clinic, FL	—	2,569	26,918	—	137	2,569	27,055	29,624	1,691	1972	Apr-04
BayCare Health Headquarters, FL	—	3,019	6,713	—	—	3,019	6,713	9,732	702	1988	Apr-04
Southwest General Birth Place, TX	—	990	12,308	—	—	990	12,308	13,298	559	1994	Aug-04
Baytown Plaza I & II, TX	1,200	337	1,096	—	1	337	1,097	1,434	237	1972	Aug-04
South Seminole Medical Office Building II, FL	2,710	709	4,063	—	51	709	4,114	4,823	486	1987	Aug-04
South Seminole Medical Office Building III, FL	1,500	769	1,768	—	6	769	1,774	2,543	358	1993	Aug-04
Orlando Professional Center I, FL	800	384	788	—	29	384	817	1,201	162	1969	Aug-04
Orlando Professional Center II, FL	1,600	1,258	1,704	323	29	1,581	1,733	3,314	274	1963	Aug-04
Oviedo Medical Center, FL	4,500	1,712	6,484		439	1,452	6,923	8,375	1,101	1997	Aug-04
MedPlex B at Sand Lake Commons, FL	2,400	2,679	3,235	—	66	2,679	3,301	5,980	294	1988	Aug-04
Eagle Creek Medical Plaza, KY	1,900	14	3,411	—	258	14	3,669	3,683	501	1982	Aug-04
Sand Lake Physicians Office Building, FL	—	23	1,748	—	—	23	1,748	1,771	161	1985	Aug-04
North Alvernon Medical, AZ	6,250	2,969	9,197	—	86	2,969	9,283	12,252	883	1986	Aug-04
St. Joseph's Medical Plaza, AZ	6,250	511	7,736	—	39	511	7,775	8,286	697	1985	Aug-04
Mercy Medical Office Building	1,650	—	3,049	—	11	—	3,060	3,060	315	1986	Aug-04
Elgin Medical Office Building I, IL	4,000	—	6,291	—	74	—	6,365	6,365	581	1991	Aug-04

CNL Retirement Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
Elgin Medical Office Building II, IL	4,250	—	6,861	—	60	—	6,921	6,921	727	2001	Aug-04
Santa Rosa Medical Office Building, GA	—	13	8,111	—	196	13	8,307	8,320	388	2003	Aug-04
Fannin Medical Office Building, GA	—	9	2,397	—	118	9	2,515	2,524	135	2002	Aug-04
Physicians East and West, TX	—	3	4,276	—	156	3	4,432	4,435	425	1991	Aug-04
Brentwood Medical Center, CA	—	10	26,331	—	—	10	26,331	26,341	453	2005	Aug-04
Heartland Regional Medical Office Building, IL	—	99	9,788	—	305	99	10,093	10,192	791	2002	Aug-04
Saint Joseph East Office Park, KY	—	17	9,896	—	212	17	10,108	10,125	525	2003	Aug-04
Central Mississippi Medical Center Building, MS	—	34	8,409	—	236	34	8,645	8,679	463	2002	Aug-04
River Oaks Medical Building, MS	—	19	7,127	—	456	19	7,583	7,602	404	2003	Aug-04
Parker Adventist Professional Building, CO	—	16	14,586	—	1,091	16	15,677	15,693	908	2004	Aug-04
NASA Parkway Medical Office Building, TX	—	460	7,478	—	19	460	7,497	7,957	453	2002	Aug-04
Lake Granbury Medical Plaza, TX	—	63	6,197	—	1,690	63	7,887	7,950	330	2001	Aug-04
Durant Medical Center, OK	—	1,133	7,914	—	170	1,133	8,084	9,217	467	1998	Aug-04
Jackson Central II, MS	5,114	—	4,729	—	—	—	4,729	4,729	46	2005	Aug-04
McDowell Mountain Medical Plaza, AZ	10,866	6,219	9,066	6	161	6,225	9,227	15,452	762	1999	Nov-04
Lakeside Healthpark Medical Office Building, NE	11,750	—	12,024	—	—	—	12,024	12,024	200	2005	Nov-04
Texarkana Professional Building, TX	7,585	1,061	7,620	—	—	1,061	7,620	8,681	255	1978	Jan-05
The Park at Vernon Hills, IL	25,063	3,481	47,220	—	—	3,481	47,220	50,701	1,101	2001	Feb-05
Oakbrook Terrace Medical Center I, IL	—	1,446	8,188	—	—	1,446	8,188	9,634	636	1989	Feb-05
Oakbrook Terrace Medical Center II, IL	—	1,162	8,665	—	—	1,162	8,665	9,827	455	1986	Feb-05
Deaconess-Gateway Medical Office Building, IN	6,096	—	6,739	—	—	—	6,739	6,739	40	2005	Feb-05
Canyon Hills Club, CA	14,585	2,599	28,696	—	—	2,599	28,696	31,295	533	1989	Mar-05
Woodmont Retirement Residence, FL	4,986	388	9,120	—	—	388	9,120	9,508	172	1986	Mar-05
Calaroga Terrace, OR	14,327	1,875	16,628	—	—	1,875	16,628	18,503	320	1968	Mar-05
Encore Senior Village at Naples, FL	786	1,005	1,280	—	—	1,005	1,280	2,285	31	1999	Mar-05
Encore Senior Village at Clearwater, FL	3,575	595	4,522	—	—	595	4,522	5,117	91	1999	Mar-05
Encore Senior Village at Fort Myers, FL	2,476	1,400	4,417	—	—	1,400	4,417	5,817	85	1998	Mar-05
Encore Senior Village at Greenacres, FL	3,534	2,191	3,260	—	—	2,191	3,260	5,451	66	1998	Mar-05
Encore Senior Village at Pensacola, FL	3,123	523	5,508	—	—	523	5,508	6,031	100	1997	Mar-05
Carpenter's Creek-Pensacola, FL	5,579	547	8,533	—	—	547	8,533	9,080	165	1988	Mar-05
Valley Crest, CA	1,226	298	2,241	—	—	298	2,241	2,539	42	1986	Mar-05
Encore Senior Village at Riverside, CA	2,276	805	2,824	—	—	805	2,824	3,629	53	1997	Mar-05
Encore Senior Village at Peoria, AZ	7,216	1,241	8,810	—	—	1,241	8,810	10,051	158	1997	Mar-05
Encore Senior Village at Paradise Valley, AZ	3,181	1,649	3,357	—	—	1,649	3,357	5,006	61	1998	Mar-05
Encore Senior Village at Tucson, AZ	6,180	—	8,836	—	—	—	8,836	8,836	170	1999	Mar-05
Encore Senior Village at Portland, OR	7,308	889	10,491	—	—	889	10,491	11,380	203	1997	Mar-05
Millcreek Retirement Residence, UT	3,540	365	4,581	—	—	365	4,581	4,946	89	1996	Mar-05
Mary Washington Hospital, VA	—	1,403	2,675	—	—	1,403	2,675	4,078	—	(3)	Apr-05
Sierra Vista, CA	1,657	337	1,786	—	—	337	1,786	2,123	23	1990	Jun-05
Mission Surgery Center, TN	—	—	10,477	—	—	—	10,477	10,477	250	2003	Jun-05
Memorial Plaza, TN	—	—	36	—	—	—	36	36	341	1995	Jun-05

CNL Retirement Properties, Inc.

Schedule III – Real Estate and Accumulated Depreciation

December 31, 2005

(dollars in thousands)

		Initial Cost to Company (2)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
	Encum- brances (1)	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Land	Building, Fixtures and Equipment	Total	Accumulated Depreciation (a)	Date Constructed	Date Acquired
St. Vincent Clinic-South University, AR	—	653	3,008	—	—	653	3,008	3,661	45	1983	Jun-05
St. Vincent Clinic-Rodney Parham, AR	—	652	74	—	—	652	74	726	3	1972	Jun-05
St Anthony's, CO	—	—	—	—	—	—	—	—	—	(3)	Sep-05
Park Cities Medical Plaza, TX	10,575	1,375	14,177	—	—	1,375	14,177	15,552	149	2002	Sep-05
Trophy Club Professional Office Building, TX	11,375	945	23,420	—	—	945	23,420	24,365	249	2004	Sep-05
Trophy Club Medical Center, TX	16,380	1,444	16,161	—	—	1,444	16,161	17,605	202	2004	Sep-05
Glen Lakes Health Plaza, TX	4,615	1,380	5,927	—	—	1,380	5,927	7,307	135	1981	Sep-05
Valley View Medical Building, TX	3,315	1,122	4,010	—	—	1,122	4,010	5,132	75	1973	Sep-05
Coppell Healthcare Center, TX	4,940	1,144	6,605	—	—	1,144	6,605	7,749	111	2004	Sep-05
Meridian Medical Tower, OK	4,290	1,316	5,271	—	—	1,316	5,271	6,587	200	1982	Sep-05
Meridian Medical Center, OK	2,165	657	3,634	—	—	657	3,634	4,291	74	1984	Sep-05
St. Joseph Medical Center, MD	216	—	992	—	—	—	996	996	—	(3)	Oct-05
Memorial Hospital Cy-Fair, TX	189	—	538	—	—	—	538	538	—	(3)	Nov-05
Memorial Hospital Pearland, TX	—	—	—	—	—	—	—	—	—	(3)	Nov-05
Other	—	—	—	82	1,921	82	1,922	2,004	231	n/a	n/a
	$ 1,349,848	$ 344,031	$2,684,355	$ 1,905	$ 42,272	$ 345,936	$ 2,726,627	$3,072,563	$ 157,746

(1)

Excludes encumbrances of $111.9 million that are carried on Properties accounted for using the direct financing method.

(2)

Includes Properties under construction.

(3)

Property was under construction at December 31, 2005.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(dollars in thousands)

(a)

Transactions in real estate and accumulated depreciation during 2003, 2004 and 2005 are summarized as follows:

	Cost (b) (d)	Accumulated Depreciation

Property investments under operating leases:

Balance, December 31, 2002	$ 241,200	$ 3,765
Acquisitions	850,430	—
Real estate held for sale	(6,602)	(232)
Depreciation expense (c)	—	16,345

Balance, December 31, 2003	1,085,028	19,878
Acquisitions	1,573,078	—
Impairment provisions	(1,883)	—
Real estate held for sale	(1,559)	(526)
Depreciation expense (c)	—	54,364

Balance, December 31, 2004	2,654,664	73,716
Acquisitions	426,390	—
Impairment provisions	(7,740)	—
Real estate held for sale	(186)	(220)
Depreciation expense (c)	—	84,250

Balance, December 31, 2005	$ 3,073,128	$ 157,746

(b)

As of December 31, 2005, 2004, and 2003 the aggregate cost of the Properties owned by the Company for federal income tax purposes, including Properties accounted for using the operating method and those accounted for using the direct financing method, was $3.4 billion, $3.0 billion and $1.3 billion, respectively.  Certain leases accounted for under the direct financing method are treated as operating leases for federal income tax purposes.

(c)

Depreciation expense is computed for buildings and equipment based upon estimated lives of 39 to 40 years, and 3 to 7 years, respectively.

(d)

Acquisition fees and miscellaneous closing costs of $15.5 million, $78.3 million and $60.1 million are included in land, buildings, equipment and intangible lease costs at December 31, 2005, 2004 and 2003, respectively.

EXHIBITS

EXHIBIT INDEX

Exhibit Index

3.1

Articles of Amendment and Restatement of CNL Retirement Properties, Inc. dated July 28, 2003.  (Included as Exhibit 3.8 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486) filed July 30, 2003 and incorporated herein by reference.)

3.2

CNL Health Care Properties, Inc. Bylaws.  (Included as Exhibit 3.2 to the Registrant's 1998 Report on Form 10-K filed March 5, 1999 and incorporated herein by reference.)

3.3

Amendment No. 1 to the Bylaws of CNL Health Care Properties, Inc.  (Included as Exhibit 3.6 to Pre-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-37480) filed August 31, 2000 and incorporated herein by reference.)

3.4

Amendment No. 2 to the Bylaws of CNL Retirement Properties, Inc.  (Included as Exhibit 3.7 to Post-Effective Amendment No. One to the Registrant's Registration Statement on Form S-11 (Registration No. 333-100347) filed June 25, 2003 and incorporated herein by reference.)

3.5

Articles of Amendment of CNL Retirement Properties, Inc. dated July 19, 2004.  (Included as Exhibit 3.5 to the Registrant's June 30, 2004 Report on Form 10-Q filed on August 6, 2004 and incorporated herein by reference.)

3.6

Amendment No. 3 to the Bylaws of CNL Retirement Properties, Inc. (Included as Exhibit 3.1 to the Registrant's Form 8-K filed April 22, 2005 and incorporated herein by reference.)

3.7

Amendment No. 4 to the Bylaws of CNL Retirement Properties, Inc.  (Filed herewith.)

4.1

Form of Reinvestment Plan (Included as Exhibit 4.7 to Post-Effective Amendment No. Nine to the Registrant's Registration Statement on Form S-11 (Registration No. 333-107486), and incorporated herein by reference.)

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

10.3

First Amendment to Renewal Agreement dated as of July 13, 2005, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Included as Exhibit 10.3 to the Registrant's Report on Form 8-K filed July 15, 2005 and incorporated herein by reference.)

10.4

Indemnification Agreement between CNL Health Care Properties, Inc. and Thomas J. Hutchison III dated February 29, 2000.  Each of the following directors and/or officers has signed a substantially similar agreement as follows:  James M. Seneff, Jr., Robert A. Bourne, David W. Dunbar, Timothy S. Smick, Edward A. Moses, Jeanne A. Wall, and Lynn E. Rose dated September 15, 1998, Phillip M. Anderson, Jr. dated February 19, 1999, James W. Duncan dated February 22, 2002, Stuart J. Beebe dated July 15, 2002 and Marcel Verbaas dated April 19, 2004.  (Included as Exhibit 10.2 to the Registrant's March 31, 2000 Report on Form 10-Q filed May 3, 2000 and incorporated herein by reference.)

10.5

Indemnification Agreement between CNL Retirement Properties, Inc. and Clark Hettinga effective as of December 31, 2004.  Lynn Gutierrez has signed a substantially similar agreement effective as of May 13, 2005.  (Included as Exhibit 10.11 to Post-Effective Amendment No. Five to the Registrant's Registration Statement on Form S-11 filed June 14, 2005 and incorporated herein by reference.)

10.6

Agreement of Limited Partnership of CNL Health Care Partners, LP.  (Included as Exhibit 10.10 to Post-Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2000 and incorporated herein by reference.)

10.7

Credit Agreement between CNL Retirement Partners, LP as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp. and CNL Retirement Properties, Inc., as Guarantors, Bank of America, NA, as Administrative Agent and Bank of America Securities, LLC as Sole Lead Arranger and Book Manager dated March 17, 2003.  (Included as Exhibit 10.47 to the Registrant's March 31, 2003 Report on Form 10-Q filed May 15, 2003 and incorporated herein by reference.)

10.8

Amended and Restated Credit Agreement dated as of August 23, 2005 among CNL Retirement Partners, LP, as Borrower, CNL Retirement GP Corp., CNL Retirement LP Corp., CNL Retirement Properties, Inc. and each of the other Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation as Co-Syndication Agents, Wachovia Bank, National Association and Key Bank National Association, as Co- Documentation Agents and the other lenders party hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.  (Included as Exhibit 10.2 to the Registrant's Report on Form 8-K filed August 29, 2005 and incorporated herein by reference.)

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

10.12

Third Amendment to Purchase and Sale Agreement by and among Riverchase Assisted Living, Ltd., Senior Lifestyle Heritage, L.L.C., Integrated Management - Carrington Pointe, L.L.C., Integrated Living Communities of West Palm Beach, L.L.C., Senior Lifestyle Newport Limited Partnership, Senior Lifestyle Pinecrest Limited Partnership, Senior Lifestyle Prosperity Limited Partnership, Integrated Living Communities of Sarasota, L.L.C., Olympia Fields Senior Housing, L.L.C., Senior Lifestyle East Bay Limited Partnership, Senior Lifestyle Emerald Bay Limited Partnership, Greenwich Bay, L.L.C., Senior Lifestyle North Bay Limited Partnership, Senior Lifestyle Sakonnet Bay Limited Partnership, South Bay Manor, L.L.C., West Bay Manor, L.L.C. and Integrated Living Communities of Dallas, L.P., collectively, as Sellers, and CNL Retirement Corp., as Purchaser dated January 5, 2004.  (Included as Exhibit 10.65 to Pre-

Effective Amendment No. Two to the Registrant's Registration Statement on Form S-11 filed March 23, 2004 and incorporated herein by reference.)

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

10.22

Purchase and Sale Agreement by and between CNL Retirement Properties, Inc., as Purchaser, Medical Office Properties, Inc., as parent of the Sellers, and the Property Owners of the Medical Office Properties, Inc. Medical Office Building Portfolio, individually, a Seller, and collectively, as Sellers, dated March 4, 2004.  (Included as Exhibit 10.75 to Post-Effective Amendment No .One to the Registrant's Registration Statement on Form S-11 filed June 14, 2004 and incorporated herein by reference.)

21

Subsidiaries of the Registrant.  (Filed herewith.)

23.1

Consent of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, dated March 24, 2006.  (Filed herewith.)

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