Form 10-K/A
period 2005-12-31
CNL RETIREMENT PROPERTIES INC
filed 2006-04-28
CIK 1055264

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

The number of shares of common stock outstanding as of April 24, 2006 was 264,192,829.

DOCUMENTS INCORPORATED BY REFERENCE

None

Contents

		Page
Part III.
Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	6
Item 13.	Certain Relationships and Related Transactions	7
Item 14.	Principal Accounting Fees and Services	9

Part IV.
Item 15.	Exhibits	10

Signatures

Exhibits

EXPLANATORY NOTE

On March 24 2006, CNL Retirement Properties, Inc. (the "Company") filed with the Securities and Exchange Commission ("SEC") its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "Original Filing").  In accordance with General Instruction G(3) to Form 10-K, the Company incorporated by reference Part III of the Original Filing from the definitive proxy statement to be filed by the Company in connection with the annual stockholder meeting for 2006, which the Company anticipated filing within 120 days of the end of its fiscal year ended December 31, 2005.

Since the date of the Original Filing, the Company has determined that it will not file its definitive proxy statement by the 120-day deadline and, in accordance with General Instruction G(3) to Form 10-K, must file an amendment to its Original Filing to include the disclosures required by Part III of Form 10-K.  This Amendment No. 1 to the Original Filing on Form 10-K/A ("Amendment No. 1") is being filed to include the information required to be disclosed under Part III of Form 10-K.  In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, this Amendment No. 1 includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.  Because this Amendment No. 1 does not contain financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except for the foregoing amended information, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

PART III

Item 10.  Directors and Executive Officers of the Registrant

OUR BOARD OF DIRECTORS

The following sets forth certain information concerning the individuals who are our current Directors:

Name	Age	Position

James M. Seneff, Jr.	59	Director and Chairman of the Board
Robert A. Bourne	59	Director, Vice Chairman of the Board and Treasurer
David W. Dunbar	53	Independent Director
James W. Duncan, Jr.	53	Independent Director
Edward A. Moses	64	Independent Director

James M. Seneff, Jr.  Mr. Seneff has served as a Director and our Chairman of the Board since inception.  Mr. Seneff also is a director and Chairman of the Board of CNL Retirement Corp., our Advisor.  Mr. Seneff served as our Chief Executive Officer from inception through August 1, 2003.  Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. and some of its subsidiaries since CNL Holdings, Inc.'s formation in 2000.  CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Group, Inc. (formerly CNL Real Estate Services, Inc.), CNL Retirement Corp., CNL Capital Markets Corp. (formerly CNL Capital Markets, Inc.) and CNL Securities Corp., the Managing Dealer of our offerings.  With $13 billion in assets under management in 2005, the CNL family of companies is one of the nation's largest privately held real estate investment and development companies.  Mr. Seneff also serves as a director and Chairman of the Board of CNL Hotels & Resorts, Inc. a public, unlisted real estate investment trust, and served as its Chief Executive Officer from inception through February 14, 2003, and as co-Chief Executive Officer from February 14, 2003 through May 1, 2003.  Mr. Seneff is also a director and Chairman of the Board of CNL Hospitality Corp., its advisor, and CNL Hotel Investors, Inc., a real estate investment trust majority owned by CNL Hotels & Resorts, Inc.  Mr. Seneff served as Chief Executive Officer of CNL Hospitality Corp. and CNL Hotel Investors, Inc. from inception through February 14, 2003 and June 25, 2004, respectively, and served as co-Chief Executive Officer of CNL Hospitality Corp. from February 14, 2003 through April 28, 2005.  Mr. Seneff serves as a director and Chairman of the Board of CNL Income Properties, Inc., a public, unlisted real estate investment trust, and CNL Income Corp., its advisor.  Mr. Seneff served as a director from 1994 to June 2005 and Chairman of the Board from 1996 to June 2005, of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, as well as serving as its Chief Executive Officer from 1994 through February 2004.  In addition, he served as a director and Chairman of the Board from inception in 1994 through February 25, 2005, served as Chief Executive Officer from 1994 through August 1999 and co-Chief Executive Officer from December 2000 through September 2003 of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.).  CNL Restaurant Properties, Inc. was a public, unlisted real estate investment trust until February 25, 2005, when it merged with U.S. Restaurant Properties, Inc.  Mr. Seneff serves as Chairman of the Board of Trustreet Properties, inc., the successor of the merger between CNL Restaurant Properties, Inc. and U.S. Restaurant Properties, Inc.  Trustreet Properties, Inc. is a REIT listed on the New York Stock Exchange.  Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company from 1990 until its merger with CNL Capital Markets Corp. in May 2005; and CNL Fund Advisors Company (formerly CNL Fund Advisors, Inc. and CNL Institutional Advisors, Inc.), a federally registered investment advisory firm, since 1990.  Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank.  Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds.  The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds.  Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

Robert A. Bourne.  Mr. Bourne has served as a Director and our Vice Chairman of the Board since inception.  Mr. Bourne has served as our Treasurer since August 2001.  Mr. Bourne also serves as a director and Vice Chairman of the Board of CNL Retirement Corp., our Advisor.  Mr. Bourne served as the President of the Company and the Advisor from 1998 and 1997, respectively, to June 2002, and served as Treasurer of the Advisor from June 2001 to March 2006.  Mr. Bourne is also the President of CNL Financial Group, Inc. and served as Treasurer from February 1984 to March 2006.  Mr. Bourne is a director and Vice Chairman of the Board of CNL Hotels & Resorts, Inc., a public, unlisted real estate investment trust; as well as, a director, Vice Chairman of the Board and Treasurer of CNL Hospitality Corp., its advisor, and a director and Treasurer of CNL Hotel Investors, Inc., a real estate investment trust majority owned by CNL Hotels & Resorts, Inc.  Mr. Bourne served as President of CNL Hotels & Resorts, Inc. and CNL Hospitality Corp. from 1997 to June 2002, served as a director of CNL Hotels & Resorts, Inc. from 1996 to February 2003 and Treasurer from 2001 through June 2004, and served as President of CNL Hotel Investors, Inc. from 1999 to July 2002.  Mr. Bourne also serves as a director of CNLBank.  Mr. Bourne serves as a director, Vice Chairman of the Board and Treasurer of CNL Income Properties, Inc., a public, unlisted real estate investment trust, and CNL Income Corp., its advisor.  He served as a director from 1994 to June 2005 and Vice Chairman of the Board from 1996 to June 2005 of Commercial Net Lease Realty, Inc., a public, real estate investment trust listed on the New York Stock Exchange.  Mr. Bourne served as a director from inception in 1994 through February 25, 2005, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board from February 1999 through February 25, 2005, of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.).  CNL Restaurant Properties, Inc. was a public, unlisted real estate investment trust until February 25, 2005, when it merged with U.S. Restaurant Properties, Inc.  Mr. Bourne serves as a director of Trustreet Properties, Inc., the successor of the merger between CNL Restaurant Properties, Inc. and U.S. Restaurant Properties, Inc.  Trustreet Properties, Inc. is a REIT listed on the New York Stock Exchange.  Mr. Bourne also serves or has served as a director, President and Treasurer for various affiliates of CNL Financial Group, Inc., including CNL Investment Company until its merger with CNL Capital Markets Corp. in May 2005, CNL Securities Corp., the Managing Dealer for our offerings, and CNL Fund Advisors Company (formerly CNL Fund Advisors, Inc. and CNL Institutional Advisors, Inc.), a federally registered investment advisory firm.  As President of CNL Financial Group, Inc., Mr. Bourne has overseen CNL's real estate and capital markets activities including the investment of over $4 billion in equity and the financing, acquisition, construction and leasing of restaurants, office buildings, apartment complexes, hotels, retirement properties and other real estate.  Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975.  Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

David W. Dunbar.  Mr. Dunbar has served as an Independent Director since 1998.  Mr. Dunbar serves as chairman and chief executive officer of Synovus Bank of Tampa Bay, an affiliate of Synovus Financial (NYSE: "SNV").  Mr. Dunbar joined Synovus in 2004 through their acquisition of Peoples Bank, which he organized and founded in 1996.  Mr. Dunbar is also vice chairman of the board of trustees of Bay Care Health System, an alliance of ten non-profit hospitals in the Tampa Bay area, as well as a member of the board of directors of Morton Plant Mease Health Care, Inc., an 841-bed, not-for-profit hospital system in Pinellas County, Florida.  He is a former member of the board of directors of North Bay Hospital, a 122-bed facility and a former member of the board of directors of Morton Plant Mease Hospital Foundation.  During 1994 and 1995, Mr. Dunbar was a member of the board of directors and an executive officer of Peoples State Bank.  Mr. Dunbar was the chief executive officer of Republic Bank from 1981 through 1988 and from 1991 through 1993.  From 1988 through 1991, Mr. Dunbar developed commercial and medical office buildings and, through a financial consulting company he founded, provided specialized lending services for real estate development clients, specialized construction litigation support for national insurance companies and strategic planning services for institutional clients.  In 1990, Mr. Dunbar was the chief executive officer, developer and owner of a 60,000 square-foot medical office building located on the campus of Memorial Hospital in Tampa, Florida.  Mr. Dunbar previously served as a member of the Florida Elections Commission, the body responsible for investigating and holding hearings regarding alleged violations of Florida's campaign finance laws.  In addition, from 1990 to 2000, Mr. Dunbar served as the Governor's appointee to the State of Florida Taxation and Budget Reform Commission, a 25 member, blue ribbon commission established to review, study and make appropriate recommendations for changes to state tax laws.  Mr. Dunbar currently serves as a member of the Pinellas County, Florida Board of Adjustments, a seven member commission appointed by the Board of County Commissioners, which has authority to grant variances and special exceptions to zoning and development ordinances.  Mr. Dunbar began his professional career with Southeast Banking Corporation in Miami, from 1975 through 1981, serving as a regional vice president of commercial mortgage lending.  Mr. Dunbar received a B.S. degree in Finance from Florida State University in 1975.  He is also a 1977 graduate of the American Bankers Association National Commercial Lending School at the University of Oklahoma and a 1982 graduate of the School of Banking of the South at Louisiana State University.

James W. Duncan, Jr.  Mr. Duncan has served as an Independent Director since February 2002.  Mr. Duncan is the president of Navtrak, Inc., a mobile data and asset tracking company that provides a web-based system to track vehicles in commercial fleets.  From 1994 through 2000, Mr. Duncan served as the president of The Latrobe Group, LLC, a private investment company.  In addition, from 1994 through 2001, Mr. Duncan was a member of the board of governors for Opportunity International, a non-profit organization that provides entrepreneurs with access to capital and business training to start and expand small businesses.  From 1985 through 1994, Mr. Duncan was co-chairman and president of PersonaCare, Inc., a company he co-founded that provided sub-acute, skilled nursing and assisted living care with 12 facilities located in six states.  Prior to co-founding PersonaCare, Inc., Mr. Duncan was a partner in Duncan & Smick, a commercial real estate development firm.  Mr. Duncan received a B.A. in Economics from Wheaton College in 1974 and a J.D. from the University of Maryland School of Law in 1978.

Edward A. Moses.  Dr. Moses has served as an Independent Director since 1998.  Dr. Moses served as dean of the Roy E. Crummer Graduate School of Business at Rollins College from 1994 to 2000, and has served as a professor and the Bank of America professor of finance since 1989.  As dean, Dr. Moses established a comprehensive program of executive education for health care management at the Roy E. Crummer Graduate School of Business.  From 1985 to 1989 he served as dean and professor of finance at the University of North Florida.  He has also served in academic and administrative positions at the University of Tulsa, Georgia State University and the University of Central Florida.  Dr. Moses has written six textbooks in the fields of investments and corporate finance as well as numerous articles in leading business journals.  He has held offices in a number of professional organizations, including president of the Southern Finance and Eastern Finance Associations, served on the board of the Southern Business Administration Association, and served as a consultant for major banks as well as a number of Fortune 500 companies.  He currently serves as a faculty member in the Graduate School of Banking at Louisiana State University and is an expert witness/consultant in fiduciary responsibilities related to trust portfolio formulation and management.  Dr. Moses received a B.S. in Accounting from the Wharton School at the University of Pennsylvania in 1965 and an M.B.A. in 1967 and a Ph.D. in Finance from the University of Georgia in 1971.

EXECUTIVE OFFICERS

Our executive officers are as follows:

Name	Age	Position

Stuart J. Beebe	47	Chief Executive Officer and President
Phillip M. Anderson, Jr.	46	Chief Operating Officer and Executive Vice President
Clark Hettinga	41	Chief Financial Officer and Senior Vice President
Robert A. Bourne	59	Director, Vice Chairman of the Board and Treasurer
Lynn Gutierrez	52	Secretary

Stuart J. Beebe.  Mr. Beebe has served as our Chief Executive Officer and President since September 2005.  Mr. Beebe also serves as Chief Executive Officer, President and a director of CNL Retirement Corp., our Advisor, and Chief Executive Officer and President of CNL Retirement Development Corp.  From December 31, 2004 until September 23, 2005, Mr. Beebe served as Executive Vice President of Acquisitions & Finance of the Company and the Advisor. In those roles, Mr. Beebe coordinated all new business development and investment activities and oversaw the financing of projects and structuring of corporate debt. He also worked closely with other senior management in the development and execution of the Company’s and the Advisor’s strategic business plan. Mr. Beebe served as Chief Financial Officer of the Company and the Advisor from July 2002 through December 2004.  Mr. Beebe serves as Executive Vice President and Chief Financial Officer of CNL Real Estate & Development Corp. (formerly CNL Realty & Development Corp.), and serves as President and Chief Operating Officer of CNL Real Estate Group, Inc. (formerly CNL Real Estate Group, Inc.).  Mr. Beebe was responsible for executing their financial and capital structuring initiatives and coordinated their investment and development activities focused on commercial office buildings and master planned communities. Prior to joining CNL in December of 1997, Mr. Beebe spent 15 years with Lincoln Property Company, one of the largest, privately held, commercial real estate firms in the country. As senior vice president, Mr. Beebe oversaw the operations of Lincoln’s Florida Region, with a direct focus on development and acquisition activities. He also participated in the daily administration of all real estate assets in the region, including project financing and construction, leasing and marketing activities, property and asset management and dispositions. Before joining Lincoln, Mr. Beebe worked for KPMG Peat Marwick as a Certified Public Accountant, specializing in the real estate, banking and natural resources industries. Mr. Beebe received a B. A. in Accounting from Baylor University in 1981. He is a Certified Public Accountant and a Licensed Real Estate Broker in the State of Florida. He is also a member of the National Association of Real Estate Investment Trusts (NAREIT), the National Association of Industrial Office Properties (NAIOP) and the Urban Land Institute (ULI).

Phillip M. Anderson, Jr.  Mr. Anderson has served as our Chief Operating Officer and Executive Vice President since February 1999.  Mr. Anderson also currently serves as the Chief Operating Officer and Executive Vice President of CNL Retirement Corp., our Advisor, and Chief Operating Officer of CNL Retirement Development Corp.  Mr. Anderson joined CNL Retirement Corp. in January 1999 and is responsible for the planning and implementation of CNL's interest in the health care industry investments, including acquisitions, development, project analysis and due diligence.  From 1987 through 1998, Mr. Anderson was employed by Classic Residence by Hyatt.  Classic Residence by Hyatt ("Classic") is affiliated with Hyatt Hotels and Chicago's Pritzker family.  Classic acquires, develops, owns and operates seniors' housing, assisted living, skilled nursing and Alzheimer's facilities throughout the United States.  Mr. Anderson's responsibilities grew from overseeing construction of Classic's first properties to acquiring and developing new properties.  Mr. Anderson also served on Classic's Executive Committee charged with the responsibility of monitoring performance of existing properties and development projects.  Mr. Anderson has been a member of the American Senior Housing Association since 1994 and currently serves on the executive board and insurance committee.  In addition, Mr. Anderson serves on the board of directors of the National Investment Center for Senior Housing and Care Industries and also serves as an advisory board member to Westminister Retirement Communities, a not-for-profit operator of continuing care communities.  He graduated from the Georgia Institute of Technology in 1982, where he received a B.S. in Civil Engineering, with honors.

Clark Hettinga.  Mr. Hettinga has served as our Chief Financial Officer and Senior Vice President since December 2004.  Mr. Hettinga also serves as Chief Financial Officer and Senior Vice President of CNL Retirement Corp., our Advisor.  Mr. Hettinga is responsible for the accounting, financial reporting, finance, internal audit and information systems aspects of the Company and the Advisor.  Prior to joining the Company and the Advisor in March 2004, Mr. Hettinga served as the executive vice president and chief financial officer for EdenCare Senior Living Services, LP. from 1998 to 2004.  During Mr. Hettinga's tenure, EdenCare grew to be one of the largest seniors housing owner/operators in the southeastern United States.  In November 2003, the Company acquired 25 properties from EdenCare.  Mr. Hettinga also served as the chief accounting officer for Physician Health Corporation, a start-up physician practice management company as well as has served as vice president and controller for GranCare, Inc., a NYSE listed health care company.  Mr. Hettinga started his career as an auditor for Ernst & Young.  Mr. Hettinga holds a BBA in Accounting and Finance from the University of Wisconsin – Milwaukee and is a Certified Public Accountant in the state of Wisconsin.  In addition, he is a member of the American Institute of Certified Public Accountants.

Lynn Gutierrez.  Ms. Gutierrez has served as our Secretary since May 2005.  Ms. Gutierrez also serves as the Director of Regulatory Reporting for CNL Retirement Corp., the Advisor to the Company.  Prior to joining CNL Retirement Corp. in January 2005, Ms. Gutierrez was the manager of SEC reporting for CNL Investment Company, where she was responsible for facilitating the preparation and filing of the Securities Act filings for CNL Retirement Properties, Inc. and other entities.  Before joining CNL in November 1990, Ms. Gutierrez was a staff accountant for Coopers & Lybrand, Certified Public Accountants.  Ms. Gutierrez holds a B.S. in Accounting from the University of Central Florida and is a Certified Public Accountant in the State of Florida.  In addition, she is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

The background of Mr. Bourne is described above under "OUR BOARD OF DIRECTORS."

Audit Committee Financial Expert

We have a standing Audit Committee, the members of which are selected by our Board of Directors each year. Since 2004, our Audit Committee has been composed of David W. Dunbar, James W. Duncan and Edward A. Moses, each of whom has been determined to be "independent" under the listing standards of the New York Stock Exchange.  The Committee operates under a written charter adopted by our Board, which is required to be provided to stockholders every three years, unless amended earlier.  A copy of our Audit Committee Charter is posted to our website at http://www.cnlretirement.com/retirementprop.  Our Audit Committee has determined that Dr. Moses, the Chairman of our Audit Committee and an independent director, is an "audit committee financial expert" under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

Code of Ethics

We have adopted a code of ethics that applies to all our directors and officers as well as all directors, officers and employees of our advisor, CNL Retirement Corp.  Our code of ethics which is entitled "Code of Business Conduct," is posted to our website at http://www.cnlretirement.com/retirementprop.

Item 11.  Executive Compensation

During the year ended December 31, 2005, each independent director earned $35,000 for serving on our Board of Directors.  Each independent director also received $1,500 per Board meeting attended (including any telephonic meeting) of our Board of Directors.  In addition, the Chairman of our Audit Committee received $5,000 for serving as Chair, as well as $1,500 per meeting at which such Chairman was present or in which such Chairman participated by telephone with our independent accountants as a representative of our Audit Committee.  For these and other services provided as our Independent Directors, each of Mr. Dunbar, Mr. Duncan and Dr. Moses received $205,000, $238,000 and $228,000, respectively, for the year ended December 31, 2005.

On March 8, 2006, our Board of Directors unanimously approved a resolution to amend our Bylaws, effective as of January 1, 2006, as follows:

Effective January 1, 2006, Directors will be entitled to receive compensation for the services or activities they perform or engage in as Directors as may be determined by the Board of Directors by resolution (including the affirmative vote of a majority of the Independent Directors). The Company will not pay any compensation to the officers and Directors of the Company who also serve as officers and directors of the Advisor.  Directors may be reimbursed for expenses of attendance, if any, at each annual, regular or special meeting of the Board of Directors or any committee of the Board of Directors and for their expenses, if any, in connection with any other service or activity they performed or engaged in as Directors.  Nothing in Section 11 of Article III of the Bylaws will be construed to preclude any Director from serving the Company in any other capacity and receiving compensation in connection therewith.

No annual or long-term compensation was paid by us to our executive officers for services rendered in any capacity to us during the three year period ended December 31, 2005.  In addition, none of our executive officers received an annual salary or bonus from us during the three year period ended December 31, 2005.  Our executive officers also are employees and executive officers of our Advisor or its affiliates and receive compensation from CNL Financial Group, Inc. or its affiliates in part for services provided to us.  See "Certain Relationships and Related Transactions" for a description of the fees payable and expenses reimbursed to our Advisor and its affiliates.

Compensation Committee Interlocks and Insider Participation

During 2005, David W. Dunbar, James W. Duncan and Edward A. Moses served on our Compensation Committee.  No member of the Compensation Committee is or has been a former or current executive officer or employee of the Company or had any relationships requiring disclosure by us under the SEC's rules requiring disclosure of certain relationships and related party transactions.  None of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 11, 2006, the number and percentage of outstanding shares beneficially owned by all persons known by us to own beneficially more than 5% of our common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished to us by such stockholders, officers and directors. The address of the named officers and directors is CNL Center II at City Commons, 420 South Orange Avenue, Suite 500, Orlando, Florida 32801.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Shares

James M. Seneff, Jr.	20,000	(1)	(2)

Robert A. Bourne	—		—

David W. Dunbar	—		—

James W. Duncan, Jr.	—		—

Edward A. Moses	—		—

Thomas J. Hutchison III	—		—

Phillip M. Anderson, Jr.	1,377		(2)

Clark Hettinga	—		—

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares

Stuart J. Beebe	—	—

Lynn Gutierrez	—	—

All directors and executive officers as a group (10 persons)	21,377	(2)

(1)

Represents shares held by our Advisor, of which Mr. Seneff is a director.  Mr. Seneff and his wife share majority beneficial ownership of our Advisor through their ownership of CNL Holdings, Inc.  Our Advisor is an indirectly majority owned subsidiary of CNL Holdings, Inc.

(2)

Less than 1%.

Item 13.  Certain Relationships and Related Transactions

The majority of our executive officers are executive officers of our Advisor, a majority owned subsidiary of CNL Financial Group, Inc., in which Messrs. Seneff and Bourne serve as executive officers and/or directors and whose shares are beneficially owned by Mr. Seneff and his wife.  In addition, Messrs. Seneff and Bourne serve as executive officers and/or directors of CNL Securities Corp., the managing dealer of our offering of shares of common stock, and an indirectly wholly owned subsidiary of CNL Financial Group, Inc.  Messrs. Seneff and Bourne are directors of ours, our Advisor and CNL Securities Corp.  Administration of our day-to-day operations is provided by our Advisor, pursuant to the terms of our advisory agreement.  Our Advisor also serves as our consultant in connection with policy decisions to be made by our Board, manages our properties and renders such other services as our Board deems appropriate.  Our Advisor also bears the expense of providing executive personnel and office space to us.  Our Advisor is at all times subject to the supervision of our Board and has only such functions and authority as we may delegate to it as our agent.  Our Advisor and its affiliates receive fees and compensation for services provided in connection with our common stock offerings, permanent financing, and the acquisition, management and sale of our assets.

Pursuant to the advisory agreement, as amended and restated, our Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.  During the year ended December 31, 2005, our Advisor and its affiliates earned fees and incurred reimbursable expenses as follows (in thousands):

Acquisition fees (1):
From offering proceeds	$ 5,874
From debt proceeds	13,789
19,663

Asset management fees (2)	19,217

Reimbursable expenses (3):
Acquisition expenses	210
General and administrative expenses	5,989
6,199
$ 45,079

(1)

For the period from May 3, 2005 through December 31, 2005, acquisition fees for, among other things, identifying properties and structuring the terms of the leases were equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing under our fifth public offering (4.0% of gross offering proceeds and loan proceeds for the period from May 14, 2004 through May 2, 2005 and 4.5% of gross offering and loan proceeds under our prior public offerings).

If we list our common stock on a national securities exchange or over-the-counter market, our Advisor will receive an acquisition fee equal to 3.0% of amounts outstanding on our line of credit, if any, at the time of listing.  Certain fees payable to our Advisor upon listing, orderly liquidation or other sales of properties are subordinate to the return of 100% of the stockholders' invested capital plus the achievement of a cumulative, noncompounded annual 8% return on stockholders' invested capital.

(2)

Monthly asset management fee of 0.05% of our "real estate asset value" (defined as the amount actually paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses), and the outstanding principal balance of any mortgage loan as of the end of the preceding month.

(3)

Reimbursement for administrative services, including, but not limited to accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.

Pursuant to our advisory agreement, our Advisor is required to reimburse us the amount by which the total operating expenses we pay or incur exceeds in any four consecutive fiscal quarters (the "Expense Year") the greater of 2% of average invested assets or 25% of net income (the "Expense Cap").  Operating expenses for the Expense Year ended December 31, 2005, did not exceed the Expense Cap.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under our fifth public offering and 7.5% under our prior public offerings, (ii) a marketing support fee of 2.0% of gross proceeds under our fifth public offering and 0.5% under our prior public offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in our second public offering.  The majority of these fees were re-allowed to other broker dealers.  Affiliates of our Advisor are reimbursed for certain offering expenses incurred on our behalf.  Offering expenses incurred by our Advisor and its affiliates on our behalf, together with selling commissions, the marketing support fee and due diligence expense reimbursements have not exceeded and will not exceed 13% of the proceeds raised in connection with the offerings.

During the year ended December 31, 2005, we incurred the following fees and costs (in thousands):

Selling commissions	$ 10,801
Marketing support fee	3,313
Offering and due diligence costs	4,250
Soliciting dealer service fee	—
$ 18,364

We own a 9.90% interest in CNL Plaza, Ltd. (the "Owner"), a limited partnership that owns an office building located in Orlando, Florida, in which our Advisor and certain affiliates of CNL Financial Group ("CFG") lease office space.  CFG owns a controlling interest in the parent company of our Advisor and is indirectly wholly owned by James M. Seneff, Jr., our chairman of the board, and his wife.  Robert A. Bourne, our vice-chairman of the board and treasurer, is an officer of CFG.  The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1% interest as general partner of the Owner and whose general partner is indirectly wholly owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly owned by Messrs. Seneff and Bourne, and which has a 49.50% interest, as a limited partner, in the Owner; CNL Hotels & Resorts, Inc. which has a 9.90% interest, as a limited partner, in the Owner; Commercial Net Lease Realty, Inc., which has a 24.75% interest, as a limited partner, in the Owner; and CNL APF Partners, LP, which has a 4.95% interest, as a limited partner, in the Owner.  We also own a 9.90% interest in CNL Plaza Venture, Ltd. (the "Borrower"), a Florida limited partnership, which is the general partner of the Owner.  The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner.

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

On September 30, 2005, we executed a pro rata, several guarantee limited to 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the Borrower that matures December 31, 2010.  During the year ended December 31, 2005, we received approximately $0.2 million in distributions from the Owner.

We maintain bank accounts in a bank in which certain of our officers and directors, including Messrs. Seneff and Bourne, serve as directors and are principal stockholders.  The amount deposited with this bank was $3.1 million at December 31, 2005.

Century Capital Markets, LLC ("CCM"), an entity in which an affiliate of our Advisor was formerly a non-voting Class C member, made the arrangements for two commercial paper loans totaling $43.9 million.  The monthly interest payments due under these commercial paper loans include an annual margin of either 30 or 40 basis points, payable to CCM for the monthly services it provides related to the administration of the commercial paper loans.  Effective September 30, 2005, a non-affiliated third party assumed the administration of these commercial paper loans.  Therefore, we now pay the monthly services fee directly to the non-affiliated third party.  During the year ended December 31, 2005, $0.1 million was paid to CCM related to these services.

Our chairman of the Board is a director in a hospital that leases office space in seven of our medical facilities that were acquired in August 2004.  Additionally, one of our independent directors is a director in a health system that leases office space in one of our medical facilities that was acquired in April 2004.  During the year ended December 31, 2005, these hospitals contributed less than 1% of our total revenues.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed by our principal accountant, PWC, for the years ended December 31, 2005 and 2004 for audit and non-audit services (as well as all "out-of-pocket" costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees.  The nature of the services provided in each such category is described following the table.

	2005	2004

Audit Fees	$ 680,828	$ 437,844
Audit-Related Fees	33,000	46,696
Tax Fees	187,323	84,794
All Other Fees	—	—

Total Fees	$ 901,151	$ 569,334

Audit Fees – Consists of professional services rendered in connection with the annual audit of our consolidated financial statements on Form 10-K and quarterly reviews of our interim financial statements on Form 10-Q.  Audit fees also include fees for services performed by PWC that are closely related to the audit and in many cases could only be provided by our independent auditors.  Such services include the issuance of comfort letters and consents related to our registration statements and capital raising activities, assistance with and review of other documents filed with the Commission and accounting advice on completed transactions.  Approximately $186,000 of the Audit Fees incurred in 2005 represent recurring and non-recurring services associated with the internal control audit required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

All Other Fees – There were no professional services rendered by PWC that would be classified as other fees during the years ended December 31, 2005 and 2004.

Pre-Approval of Audit and Non-Audit Services

Under our Pre-Approval Policy, as adopted by our Audit Committee in February 2004, our Audit Committee must pre-approve all audit and non-audit services provided by our independent auditors in order to assure that the provisions of such services do not impair our auditor's independence.  The policy, as described below and set forth in our Audit Committee Charter, sets forth conditions and procedures for such pre-approval of services to be performed by our independent auditor and utilizes both a framework of general pre-approval for certain specified services and specific pre-approval for all other services.

The annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor's review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of our Audit Committee.  Our Audit Committee may, however, grant general pre-approval for other audit services, which are those services that only our independent auditor reasonably can provide (such as comfort letters or consents).  Our Audit Committee has pre-approved all tax services and may grant general pre-approval for those permissible non-audit services that it has classified as "all other services" because it believes such services are routine and recurring services, and would not impair the independence of our auditor.

The fee amounts for all services to be provided by our independent auditor are established annually by our Audit Committee, and any proposed service fees exceeding approved levels will require specific pre-approval by our Audit Committee.  Requests to provide services that require specific approval by our Audit Committee are submitted to our Audit Committee by our independent auditor, our chief financial officer and our chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the Commission's rules on auditor independence.

PART IV

Item 15.  Exhibits

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

3.7

Amendment No. 4 to the Bylaws of CNL Retirement Properties, Inc.  (Included as Exhibit 3.7 to the Registrant's Report on Form 10-K filed March 24, 2006 and incorporated herein by reference.)

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

21

Subsidiaries of the Registrant.  (Included as Exhibit 21 to the Registrant's Report on Form 10-K filed March 24, 2006 and incorporated herein by reference.)

23.1

Consent of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, dated March 24, 2006.  (Included as Exhibit 23.1 to the Registrant's Report on Form 10-K filed March 24, 2006 and incorporated herein by reference.)

31.1

Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith.)

31.2

Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April 2006.

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

Signature	Title	Date

/s/James M. Seneff, Jr.	Chairman of the Board	April 28, 2006
James M. Seneff, Jr.

/s/Robert A. Bourne	Vice Chairman of the Board and Treasurer	April 28, 2006
Robert A. Bourne

/s/David W. Dunbar	Independent Director	April 28, 2006
David W. Dunbar

/s/James W. Duncan, Jr.	Independent Director	April 28, 2006
James W. Duncan, Jr.

/s/Edward A. Moses	Independent Director	April 28, 2006
Edward A. Moses

/s/Stuart J. Beebe	Chief Executive Officer and President (Principal Executive Officer)	April 28, 2006
Stuart J. Beebe

/s/Clark Hettinga	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2006
Clark Hettinga

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

3.7

Amendment No. 4 to the Bylaws of CNL Retirement Properties, Inc.  (Included as Exhibit 3.7 to the Registrant's Report on Form 10-K filed March 24, 2006 and incorporated herein by reference.)

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

Subsidiaries of the Registrant.  (Included as Exhibit 21 to the Registrant's Report on Form 10-K filed March 24, 2006 and incorporated herein by reference.)

23.1

Consent of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, dated March 24, 2006.  (Included as Exhibit 23.1 to the Registrant's Report on Form 10-K filed March 24, 2006 and incorporated herein by reference.)

31.1

Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith.)

31.2

Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed herewith.)