Form 10-Q
period 2006-03-31
CNL RETIREMENT PROPERTIES INC
filed 2006-05-11
CIK 1055264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-32607

CNL RETIREMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-3491443
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (including area code):	(407) 650-1000

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

The number of shares of common stock outstanding as of May 1, 2006 was 264,191,182.

Contents

Part I - Financial Information
Page
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statement of Stockholders' Equity	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

Part II - Other Information

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

Exhibits

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(UNAUDITED)

	March 31, 2006	December 31, 2005
Assets
Real estate investment properties:
Accounted for using the operating method – net of accumulated depreciation of $180,953 and $157,746	$ 3,092,433	$ 2,914,817
Accounted for using the direct financing method	491,239	488,683
Intangible lease costs – net of accumulated amortization of $29,958 and $26,021	110,580	99,611
	3,694,252	3,503,111

Cash and cash equivalents	102,204	94,902
Restricted cash	22,767	21,920
Accounts and other receivables – net of allowance for doubtful accounts of $8,800 and $7,200	19,848	23,486
Deferred costs, net	23,283	24,705
Accrued rental income	110,330	99,219
Other assets	64,043	52,935
Real estate held for sale	6,921	12,692
Goodwill	5,791	5,791
	$ 4,049,439	$ 3,838,761

Liabilities and stockholders' equity
Liabilities:
Mortgages payable	$ 1,353,713	$ 1,220,190
Bonds payable	101,188	98,016
Construction loans payable	108,472	143,560
Line of credit	105,000	75,000
Due to related parties	831	2,386
Accounts payable and other liabilities	36,218	31,035
Intangible lease liability, net	4,744	4,505
Deferred income	8,055	6,607
Security deposits	23,386	23,954
Total liabilities	1,741,607	1,605,253

Commitments and contingencies

Minority interests	8,270	5,701

Stockholders' equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion shares, issued 270,682 and 260,293 shares, respectively, outstanding 264,193 and 255,527 shares, respectively	2,642	2,555
Capital in excess of par value	2,373,850	2,295,307
Accumulated distributions in excess of net income	(84,641)	(74,894)
Accumulated other comprehensive income	7,711	4,839
Total stockholders' equity	2,299,562	2,227,807
	$ 4,049,439	$ 3,838,761

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues:
Seniors' Housing:
Rental income from operating leases	$ 62,265	$ 55,578
Earned income from direct financing leases	15,969	15,312
FF&E reserve income	1,992	1,582
Contingent rent	101	1,721
Medical Facilities:
Rental income from operating leases	19,057	13,136
Tenant expense reimbursements	4,583	2,710
Property management and development fees	294	1,290
Loan interest income	618	—
	104,879	91,329
Expenses:
Seniors' Housing property expenses	283	255
Medical Facilities operating expenses	7,484	5,486
General and administrative	4,744	4,028
Asset management fees to related party	5,098	4,325
Provision for doubtful accounts	1,523	750
Depreciation and amortization	26,952	22,737
	46,084	37,581

Operating income	58,795	53,748

Interest and other income	697	631
Interest and loan cost amortization expense	(23,187)	(15,539)

Income before equity in earnings of unconsolidated entity, minority interests in income of consolidated subsidiaries and discontinued operations	36,305	38,840

Equity in earnings of unconsolidated entity	2	2

Minority interests in income of consolidated subsidiaries	(86)	(381)
Income from continuing operations	36,221	38,461

Loss from discontinued operations	(469)	(5,826)

Net income	$ 35,752	$ 32,635

Net income (loss) per share of common stock (basic and diluted)
From continuing operations	$ 0.14	$ 0.16
From discontinued operations	—	(0.02)
	$ 0.14	$ 0.14

Weighted-average number of shares of common stock outstanding (basic and diluted)	257,507	240,699
Distributions declared per common share	$ 0.1776	$ 0.1776

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2006

(UNAUDITED)

(in thousands, except per share data)

				Accumulated	Accumulated
	Common stock		Capital in	distributions	other
	Number	Par	excess of	in excess of	comprehensive
	of shares	value	par value	net income	income	Total

Balance at December 31, 2005	255,527	$ 2,555	$ 2,295,307	$ (74,894)	$ 4,839	$ 2,227,807

Net income	—	—	—	35,752	—	35,752

Change in fair value of cash flow hedges	—	—	—	—	2,872	2,872

Total comprehensive income						38,624

Subscriptions received for common stock through public offerings and reinvestment plan	10,390	104	103,081	—	—	103,185

Redemption of common stock	(1,724)	(17)	(16,362)	—	—	(16,379)

Stock issuance costs	—	—	(8,176)	—	—	(8,176)

Distributions declared ($0.1776 per share)	—	—	—	(45,499)	—	(45,499)

Balance at March 31, 2006	264,193	$ 2,642	$ 2,373,850	$ (84,641)	$ 7,711	$ 2,299,562

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$ 55,511	$ 52,814

Investing activities:
Investment in land, buildings and equipment	(177,370)	(194,641)
Investment in direct financing leases	(300)	—
Investment in intangible lease costs	(14,434)	(8,613)
Investment in Senior Secured Term Loan	(18,000)	—
Proceeds from sale of Properties	1,155	—
Payment of acquisition fees and costs	(7,458)	(10,224)
Payment of deferred leasing costs	(1,173)	(265)
Decrease (increase) in restricted cash	(591)	12,251
Net cash used in investing activities	(218,171)	(201,492)

Financing activities:
Proceeds from borrowings on mortgages payable	136,520	219,010
Principal payments on mortgages payable	(2,896)	(1,767)
Proceeds from issuance of bonds payable	5,371	2,449
Retirement of bonds payable	(2,199)	(2,481)
Proceeds from construction loans payable	10,081	16,685
Repayments of construction loans payable	(45,170)	—
Proceeds from line of credit	45,000	—
Repayment of line of credit	(15,000)	—
Payment on term loan	—	(60,000)
Refund of loan costs	2,657	—
Payment of loan costs	(1,533)	(2,036)
Contributions from minority interests	2,780	629
Distributions to minority interests	(296)	(11)
Subscriptions received from stockholders	103,185	87,533
Distributions to stockholders	(45,499)	(42,593)
Redemption of common stock	(13,576)	(11,343)
Payment of stock issuance costs	(9,463)	(7,468)
Net cash provided by financing activities	169,962	198,607

Net increase in cash and cash equivalents	7,302	49,929

Cash and cash equivalents at beginning of period	94,902	51,781

Cash and cash equivalents at end of period	$ 102,204	$ 101,710

Supplemental schedule of non-cash investing and financing activities:
Mortgage Loans issued in connection with the sale of Properties	$ 4,800	$ —

Mortgages assumed on properties purchased	$ —	$ 41,406

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited)

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

We acquire primarily real estate properties related to seniors' housing and health care facilities (the "Properties") located primarily across the United States.  The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings, specialty and walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals and other types of health care-related facilities (collectively "Medical Facilities").  Seniors' Housing facilities are generally leased on a long-term, triple-net basis and Medical Facilities are generally leased on a shorter-term, gross or triple-net basis.  We may provide mortgage financing loans ("Mortgage Loans"), furniture, fixture and equipment financing ("Secured Equipment Leases") and other loans to operators or developers of Seniors' Housing and Medical Facilities.  In addition, we may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries.  We operate in one business segment, which is the ownership, development, management and leasing of health care-related real estate.  At March 31, 2006, we owned 185 Seniors' Housing facilities, 86 Medical Facilities, including 2 specialty hospitals and 2 walk-in clinics, and 2 Seniors' Housing facilities and a parcel of land that we hold for sale.

We retained CNL Retirement Corp. (the "Advisor") as our advisor to provide management, acquisition, advisory and administrative services relating to our Properties, Mortgage Loans, Secured Equipment Lease program, other loans and other permitted investments pursuant to an advisory agreement dated May 14, 2004 (the "Advisory Agreement") that was renewed pursuant to a renewal agreement effective May 3, 2005 for a one-year term (the "2005 Renewal Agreement") and was amended by an amendment to the 2005 Renewal Agreement on July 13, 2005 (the "2005 Renewal Amendment" together with the 2005 Renewal Agreement, the "2005 Renewal Agreements").  On May 1, 2006, we entered into a renewal agreement (the "2006 Renewal Agreement") with the Advisor, pursuant to which the Advisory Agreement was renewed, as amended by the 2005 Renewal Agreements, for an additional one-year term commencing on May 3, 2006 and ending on May 3, 2007.  The Advisory Agreement may be terminated at an earlier date upon 60 days prior written notice by either party or by mutual consent of the parties.

Strategic Alliances – In 2005, we entered into an agreement with The Cirrus Group, LLC ("Cirrus"), a development and property management company, to acquire, at our election, Medical Facilities, some of which have yet to be developed.  The acquisitions contemplated under this agreement are expected to occur over a five-year term, subject to certain conditions, or until $1.0 billion is invested in Medical Facilities, including specialty hospitals.  We will have minority interest partners in connection with the ownership of each of these Properties, including Cirrus principals, physicians and other investors associated with Cirrus principals.  As of March 31, 2006, we had acquired a majority equity interest in two Medical Facilities for $52.6 million under this agreement, for which Cirrus and its affiliates made $0.9 million in minority interest contributions.

At March 31, 2006, Cirrus managed 23 of our Medical Facilities, including two Properties that we acquired from third parties.

In 2005, we entered into an agreement to provide a Cirrus affiliate with an interest only, five-year senior secured term loan under which up to $85.0 million (plus capitalized interest) may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships ("Senior Secured Term Loan").    At March 31, 2006, the balance outstanding under the Senior Secured Term Loan was $34.0 million.  In connection with the Senior Secured Term Loan, we received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited)

We own a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company.  Our relationship with DASCO has provided and may continue to provide opportunities for us to participate in new Medical Facility development and acquisition opportunities as well as Medical Facilities management.  DASCO may also provide development and property management services to third parties.  At March 31, 2006, DASCO managed fifty-four of our Medical Facilities, including two walk-in clinics and was developing five of our Medical Facilities.

Basis of Presentation – The accompanying condensed consolidated financial statements (the "consolidated financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements.  The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Operating results for the three months ended March 31, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.  Amounts included in the financial statements as of December 31, 2005, have been derived from the audited financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of CNL Retirement Properties, Inc. and its subsidiaries for the year ended December 31, 2005.  The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries, DASCO and other entities in which we own a majority and controlling interest.  Interests of unaffiliated third parties in less than 100% owned and majority controlled entities are reflected as minority interests.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications – Certain items in the prior periods' financial statements have been reclassified to conform to the 2006 presentation, including those related to our real estate held for sale (see Note 5).  These reclassifications had no effect on reported equity or net income.

2.

Public Offerings:

We completed our fifth public offering (the "2004 Offering") on March 26, 2006.  During the three months ended March 31, 2006, we raised $103.2 million in subscription proceeds from the 2004 Offering.  Total subscription proceeds received from the 2004 Offering and the four prior public offerings amount to $2.7 billion at March 31, 2006.

The price per share of all of the equity offerings of our common stock was $10.00 per share, with the exception of (i) shares purchased pursuant to volume or other discounts and (ii) shares purchased through our reinvestment plan since the beginning of the 2004 Offering, which have been priced at $9.50 per share.

3.

Acquisitions:

In January 2006, we acquired majority equity interests in seven Medical Facilities for $84.5 million which we funded, in part, with proceeds from a new $56.3 million, ten-year mortgage loan.  Four of the acquired Properties are located in Texas, two are in Arizona and one is in Missouri, and in aggregate they contain 323,000 square feet.  Cirrus will manage the Properties.

In February 2006, we acquired a Seniors' Housing Property that is being developed.  The project is expected to be completed in the fourth quarter of 2006 with an estimated cost of $5.7 million.  The 46-unit assisted living facility is located in Michigan.

In March 2006, we acquired majority equity interests in five Medical Facilities for $72.6 million which we funded, in part, with proceeds from a new $47.2 million, ten-year mortgage loan.  Four of the Medical Facilities are located in Texas, and one is in Oklahoma, and in aggregate they contain 268,000 square feet.  Cirrus will manage the Properties.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited)

In March 2006, we acquired a majority equity interest in a Medical Facility for $24.5 million.  The Medical Facility is located in California and contains 55,000 square feet.  Cirrus will manage the property.

4.

Other Assets:

Other assets included the following (in thousands):

	March 31, 2006	December 31, 2005
Senior Secured Term Loan	$ 34,000	$ 16,000
Property acquisition deposits	—	10,601
Deferred receivables	8,223	6,638
Fair value of cash flow hedges	7,711	4,839
Mortgage Loan receivable	4,800	—
Prepaid expenses	2,999	4,950
Acquisition costs	4,055	7,633
Other	2,255	2,274
	$ 64,043	$ 52,935

5.

Real Estate Held For Sale:

In March 2006, we sold two Properties which were classified as held for sale to an unrelated third party for $6.0 million and recorded a net loss of $0.5 million.  We issued a Mortgage Loan receivable with a three-year term secured by the Properties in the amount of $4.8 million.  This amount is included in other assets on our consolidated balance sheet as of March 31, 2006.  Interest is payable annually at a rate of 6.0% and principal is due at maturity.  In January 2006, we entered into an agreement to sell one additional Property for an expected sales price of $2.1 million.

As of March 31, 2006, real estate held for sale included two Seniors' Housing facilities and a parcel of land with an aggregate net carrying value of $6.9 million.

The operational results associated with Properties classified as held for sale were presented as loss from discontinued operations in the accompanying consolidated statements of income.  Summarized financial information was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Rental income from operating leases	$ 148	$ 528
Provision for doubtful accounts	(124)	—
Impairment provisions	—	(6,197)
Net loss on disposal of Properties	(450)	—
Loss from discontinued operations	(469)	(5,826)

6.

Indebtedness:

Mortgages payable – At March 31, 2006, we had $1.4 billion in mortgage debt secured by Properties with an aggregate carrying amount of $2.4 billion.  Interest rates on the mortgage notes ranged from 4.85% to 8.42% with a weighted-average rate of 5.87% at March 31, 2006.

In January 2006, we entered into a $56.3 million, ten-year mortgage loan that bears fixed-rate interest at 5.59%.  Payments for the first five years are interest only, with principal payments beginning in March 2011.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited)

In February 2006, we entered into a $33.0 million mortgage loan and used the proceeds and cash on hand to pre-pay a $48.0 million construction loan facility with a principal balance of $41.9 million.  The new interest-only, five-year loan bears interest at a rate equal to LIBOR plus 150 basis points (6.13% all-in rate at March 31, 2006).

In March 2006, we entered into a $47.2 million, ten-year mortgage loan that bears fixed-rate interest at 5.81%.  Payments for the first five years are interest only, with principal payments beginning in May 2011.

Construction loans payable – Total construction loans outstanding at March 31, 2006, were $108.5 million, and total liquidity remaining was $33.7 million.  During the three months ended March 31, 2006, we prepaid a construction loan facility with a $41.9 million balance, entered into a new construction loan facility of $7.7 million and collectively drew a net of $10.1 million under all of our construction loans related to certain Properties in various stages of development.  The loans are variable interest rate loans and mature from November 2006 through December 2013.  We anticipate that we will obtain permanent financing to repay the construction loans as they become due.

Line of Credit – At March 31, 2006, $105.0 million was outstanding under our $320.0 million two-year senior secured revolving line of credit (the "Revolving LOC").  The Revolving LOC requires interest-only payments at LIBOR plus a percentage that fluctuates depending on our aggregate amount of debt outstanding in relation to our total assets (6.52% all-in rate at March 31, 2006, which represents a pricing of LIBOR plus 170 basis points).  The amount available for use under the Revolving LOC is subject to certain limitations based on the pledged collateral.  As of March 31, 2006, the Revolving LOC was collateralized by 36 Properties with a carrying value of $389.4 million that, in the aggregate, allowed us to draw up to $283.0 million.

7.

Financial Instruments: Derivatives and Hedging:

In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  At March 31, 2006, the fair value of these contracts was $7.7 million and was included in other assets in the accompanying consolidated balance sheets.  The change in net unrealized gain of $2.9 million as of March 31, 2006, for derivatives designated as cash flow hedges is disclosed separately in the accompanying consolidated statements of stockholders' equity as the change in fair value of cash flow hedges.  The effective portion of gains and losses on these contracts are recognized in accumulated other comprehensive income whereas the ineffective portions are recognized in earnings.  During the three months ended March 31, 2006, the ineffective portion of these hedges was not significant.

8.

Related Party Transactions:

Pursuant to the Advisory Agreement, as amended and renewed, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.

Acquisition fees – During the three months ended March 31, 2006 and 2005, we incurred acquisition fees of $7.3 million and $13.5 million, respectively, for, among other things, identifying Properties and structuring the terms of the leases (equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing under the 2004 Offering).  These fees are included in other assets in the accompanying consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

Management fees – We incurred monthly asset management fees totaling $5.1 million and $4.5 million during the three months ended March 31, 2006 and 2005, respectively (0.05% of the amount actually paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses, and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month).

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2006 and 2005

(Unaudited)

Administrative services – Our Advisor and its affiliates provide various administrative services, including, but not limited to, accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.  During the three months ended March 31, 2006 and 2005, we incurred $0.6 million and $2.0 million for these services, respectively.

Offering expenses – Offering expenses incurred by the Advisor and its affiliates on our behalf, together with selling commissions, the marketing support fee and due diligence expense reimbursements were $8.2 million during each of the quarters ended March 31, 2006 and 2005.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

9.

Subsequent Events:

Distributions – On April 1 and May 1, 2006, our Board of Directors authorized distributions to stockholders of record on those dates, totaling $31.3 million, or $0.0592 per share of common stock at each record date, payable by June 30, 2006.

Advisory Agreement – On May 1, 2006, we entered into the 2006 Renewal Agreement with the Advisor, pursuant to which the Advisory Agreement was renewed, as amended by the 2005 Renewal Agreements, for an additional one-year term commencing on May 3, 2006 and ending on May 3, 2007.

Pending Merger – On May 1, 2006, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Health Care Property Investors, Inc., a Maryland corporation (“HCP”) and Ocean Acquisition 1, Inc., a Maryland corporation and a wholly owned subsidiary of HCP (“Merger Sub”), pursuant to which we have agreed to merge (the “Merger”) with and into Merger Sub, with Merger Sub continuing as the surviving corporation. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.01, issued and outstanding immediately prior to the effective time of the Merger (other than shares held by HCP, Merger Sub, us or any of their or our respective wholly owned subsidiaries, and any dissenting stockholders), will be converted into the right to receive consideration equivalent in value to approximately $13.50 per share (without interest), consisting of approximately:

•

$11.13 in cash (representing approximately 82% of the total consideration per share); and

•

0.0865 shares of HCP common stock, par value $1.00 per share.

As of May 1, 2006, we had approximately 264.2 million shares of common stock outstanding.  HCP will also assume approximately $1.6 billion of our outstanding debt.

Simultaneously with the execution of the Merger Agreement, HCP entered into a merger agreement (the “Advisor Merger Agreement”) with the Advisor and the stockholders of the Advisor, pursuant to which HCP has agreed to acquire the Advisor for shares of HCP common stock valued at approximately $120.0 million (the "Advisor Merger").  The consummation of the Merger and the Advisor Merger are each conditioned upon the consummation of the other.  There can be no assurances that the Merger and the Advisor Merger will be consummated.

Redemption Plan – Our Board of Directors has determined that it is in the best interest of our company to suspend our redemption plan, beginning with the second quarter of 2006.  The suspension of our redemption plan is effective as of June 15, 2006, and therefore no shares of our common stock will be redeemed for the second quarter of 2006.

Reinvestment Plan – Our Board of Directors has also determined that it is in the best interest of our company to terminate our distribution reinvestment plan, beginning with the second quarter of 2006.  The termination of our distribution reinvestment plan is effective as of June 15, 2006, and therefore no distributions to our stockholders will be reinvested in shares of our common stock pursuant to our distribution reinvestment plan for the second quarter of 2006.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements are based on current expectations, estimates and projections about future events, including but not limited to the acquisition of investments and the sale of certain properties.  These statements that concern events that are not historical facts, are generally characterized by the use of terms such as "believe," "estimate," "intend," "expect," "may," "will," "could," "would" and "plan" or future conditional verb tenses, and variations or negatives of such terms.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied in such forward-looking statements.  Certain of these risks are described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005.  In addition, certain factors that might cause such a difference in actual results, performance or achievements include the following: changes in general economic conditions, changes in local and national real estate conditions, the uncertainties created by the proposed acquisition of our company by Health Care Property Investors, Inc. ("HCP"), the ability to consummate the proposed transaction with HCP, availability of capital from borrowings under our revolving line of credit and availability of an on-going revolving line of credit, our ability to obtain permanent financing on satisfactory terms, the ability of certain of our tenants and operators to enhance cash flow from operations at our properties that are experiencing operating performance deficiencies, our ability to close on pending acquisitions, our ability to sell the properties currently held for sale, our ability to continue to locate suitable properties and borrowers for our mortgage loans, other loans and secured equipment leases, and the ability of tenants and borrowers to make payments under their respective leases, or the Senior Secured Term Loan (defined below).  Given these uncertainties, readers are cautioned not to place undue reliance on such statements.  We disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  Although we believe our current expectations are based upon reasonable assumptions, we can give no assurance that expectations will be attained.

Business Overview

During the first quarter of 2006, we acquired 14 Properties (real estate properties related to seniors' housing and health care facilities are collectively "Properties"), 13 from our relationship with the Cirrus Group, LLC ("Cirrus"), worked with the operators of our Properties to enhance the operations of the Properties, disposed of two Properties that were held for sale at December 31, 2005, and explored strategic alternatives to raise capital.  We also entered into discussions with the lenders of our $320.0 million two-year senior secured revolving line of credit (the "Revolving LOC") to increase the amount available under the facility.

As of March 31, 2006, we held real estate assets located in 33 states consisting of (dollars in thousands):

	Number of Properties	Investment at March 31, 2006
Seniors' Housing facilities:
Operating	184	$2,854,697
Under construction	1	1,045
Medical Facilities:
Operating	81	826,753
Under construction	5	11,757
	271	$3,694,252

Real estate held for sale	3	$6,921

Liquidity and Capital Resources

We primarily invest in or develop Properties and we may also provide (i) mortgage financing to operators to enable them to acquire properties that would secure the loan ("Mortgage Loans"), (ii) furniture, fixtures and equipment financing, ("Secured Equipment Leases"), (iii) other loans to entities in which we hold an interest, and (iv) other permitted investments.  We believe that over the short term, which is less than 12 months, net funds from operations, borrowings under new permanent or construction financing, the placement of permanent debt to replace maturing construction loans, advances under our Revolving LOC and cash on hand at March 31, 2006, will be sufficient to meet our forecasted capital requirements for Property investments, Senior Secured Term Loan funding (an agreement to provide a Cirrus affiliate with an interest-only, five-year senior secured term loan under which up to $85.0 million (plus capitalized interest) may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships), capital expenditures, the re-tenanting of our Medical Facilities (medical office buildings, specialty and walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals and other types of health care-related facilities are collectively "Medical Facilities") and the scheduled maturities of permanent financings.  We also expect to continue to be able to pay distributions at current levels, or at a minimum, to maintain our real estate investment trust ("REIT") qualification.

Over the long term, which is 12 months or more, we may raise capital by encumbering Properties, entering into joint venture agreements with respect to our investments in new or existing Properties, issuing preferred stock, selling existing Properties, or we may stop investing in Properties.  We are subject to certain limitations on our conduct of business pursuant to the terms of our merger agreement with HCP, as described below.  We have relied on the sale of our common stock and borrowings under permanent or construction financing to fund our Property investments.  Our fifth public offering (the "2004 Offering") closed on March 26, 2006, and we do not presently intend to commence a new offering.

Operating cash flow for the year ended December 31, 2005, was $188.3 million and is expected to increase with a full year of operations for the 40 Properties that we acquired during 2005, the 14 Properties acquired during the three months ended March 31, 2006, and those forecasted to be acquired during the remainder of 2006.  As of March 31, 2006, we have adequate construction funding to complete and open the Properties under construction, which we expect will generate additional operating cash flow.

On May 1, 2006, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with HCP (see "Subsequent Events" below).  The Merger Agreement provides, among other things, that we cannot incur additional indebtedness other than an additional $25.0 million in draw downs under our Revolving LOC or issue equity or convertible securities without the prior written consent of HCP.  In addition, the HCP Merger Agreement limits our ability to invest in and encumber assets, make loans and dispose of assets without the prior written consent of HCP.  The restriction on our ability to utilize sources of liquidity could have a material adverse affect on our liquidity position.  However, although there can be no assurances that the merger will be consummated, we expect to have sufficient liquidity from cash on hand, cash from operations and availability of funds from the Revolving LOC to fund all liquidity needs through the expected closing of the merger in the third quarter of 2006.

Cash from Operating Activities

Net cash provided by operating activities was $55.5 million and $52.8 million for the three months ended March 31, 2006 and 2005, respectively.  The increase was due, in part, to an increase in operating income and collection of past due accounts receivable, offset by higher interest costs due to an increase in the average amount of debt outstanding, reductions in accounts payable and inflows from security deposits from Property acquisitions.  Net cash from operating activities included draws on tenant and operator rent guarantees of $1.9 million and $0.8 million, respectively.

Accounts Receivable - The ability to collect rents from our tenants when contractually due is critical to our ability to meet short- and long-term cash obligations.  We closely monitor rent collections and work closely with the tenants and operators of Properties that are unable to pay full rent.

Accounts and other receivables, net decreased $3.7 million to $19.8 million at March 31, 2006, from $23.5 million at December 31, 2005, consisting of a $2.1 million decrease in accounts and other receivables and a $1.6 million increase in the reserve for doubtful accounts.  The $2.1 million decrease in accounts and other receivables was due to (i) a decrease in other receivables of $1.3 million and (ii) a $1.6 million reduction due to the reclassification of rental revenues receivable from current receivables to deferred receivables, partially offset by (iii) an increase in rental revenues receivable of $0.9 million.  The $1.6 million increase in the reserve for doubtful accounts included $1.2 million for a portfolio of 19 Properties whose operator guarantee had expired in December 31, 2005.  Past due rents receivable were $14.4 million and $14.8 million at March 31, 2006, and December 31, 2005, respectively.  At March 31, 2006, $7.3 million of the $8.8 million allowance for doubtful accounts was attributable to HRA Tenants (the "HRA Tenants" consist of 10 of our tenants, each of which is thinly capitalized and is a subsidiary or affiliate of Harbor Retirement Associates, LLC).

In January 2006, we amended and restated the leases of a 14-Property direct finance lease portfolio by extending the termination date by 5 years; all other lease terms were unchanged.  The effective return on the leases increased to 12.7% from 11.9%.

Based on our analysis of estimated future cash flows to be generated by certain Properties for which we currently have reserves, we expect that certain delinquent amounts will be collected in 2006.

Cash from Investing Activities

Net cash used in investing activities was $218.2 million and $201.5 million for the three months ended March 31, 2006 and 2005, respectively.  The increase was due primarily to advances under the Senior Secured Term Loan offset by a reduction in the number of Properties acquired and the payment of acquisition fees related to the close of our equity offering.

Property Acquisitions - In January 2006, we acquired majority equity interests in seven Medical Facilities for $84.5 million which we funded, in part, with proceeds from a new $56.3 million, ten-year mortgage loan.

In February 2006, we acquired a Seniors' Housing Property (types of our Properties which include independent living, assisted living and skilled nursing facilities, continuing care retirement communities and life care communities are collectively "Seniors' Housing") that is being developed.  The project is expected to be completed in the fourth quarter of 2006 with an estimated cost of $5.7 million.

In March 2006, we acquired majority equity interests in five Medical Facilities for $72.6 million which we funded, in part, with proceeds from a new $47.2 million, ten-year mortgage loan.

Also in March 2006, we acquired a majority equity interest in another Medical Facility for $24.5 million, which we funded with cash on hand.

During the first quarter of 2006, one Seniors' Housing facility that was under development as of December 31, 2005, commenced operations.

Other Investments - During the three months ending March 31, 2006, we advanced $18.0 million under the Senior Secured Term Loan.  The balance outstanding under the Senior Secured Term Loan was $34.0 million at March 31, 2006.

Cash from Financing Activities

Net cash provided by financing activities was $170.0 million and $198.6 million for the three months ended March 31, 2006 and 2005, respectively.  The decrease was due primarily to reduced proceeds from permanent and construction financing as a result of the reduction in the number of Properties acquired during the period, the repayment of a construction facility in 2006 and increased aggregate distributions to stockholders (due to the higher number of shares outstanding), offset by increased proceeds from our Revolving LOC, net proceeds from our equity offering and minority interest contributions.

Common Stock Offerings - We completed the 2004 Offering on March 26, 2006.  During the three months ended March 31, 2006, we raised $103.2 million in subscription proceeds from the 2004 Offering.  Total subscription proceeds received from the 2004 Offering and the four prior public offerings amount to $2.7 billion at March 31, 2006.

During each of the quarters ended March 31, 2006 and 2005, we incurred $8.2 million in offering costs, including $7.6 million and $6.5 million, respectively, in selling commissions and marketing support fees.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

Redemptions - We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations.  During the quarters ended March 31, 2006 and 2005, 1,724,246 shares and 847,143 shares, respectively, were redeemed and retired for $16.4 million and $8.0 million, respectively.  Our Board of Directors has determined that it is in the best interest of our company to suspend our redemption plan, beginning with the second quarter of 2006.  The suspension of our redemption plan is effective as of June 15, 2006, and therefore no shares of our common stock will be redeemed for the second quarter of 2006.

Distributions - Our Board of Directors authorized distributions to our stockholders of $45.5 million and $42.6 million during the quarters ended March 31, 2006 and 2005, respectively.  In addition, on April 1 and May 1, 2006, our Board of Directors authorized distributions to stockholders of record on those dates, totaling $31.3 million, or $0.0592 per share of common stock at each record date, payable by June 30, 2006.  During 2006, we intend to maintain our quarterly distribution payment rate to stockholders of $0.1776 per share.  During the three months ended March 31, 2006, cash flow generated from operating activities was sufficient to fund the distribution to stockholders.  We expect that cash flow generated from operations will continue to be sufficient to fund distribution payments; however, if cash flow generated from operations is not sufficient, we may use borrowings under our Revolving LOC to cover such shortage, subject to limitations imposed by the HCP Merger Agreement, as described above.

Borrowings

Revolving Line of Credit.  At March 31, 2006, $105.0 million was outstanding under our $320.0 million Revolving LOC.  The Revolving LOC requires interest-only payments at LIBOR plus a percentage that fluctuates depending on our aggregate amount of debt outstanding in relation to our total assets (6.52% all-in rate at March 31, 2006, which represents a pricing of LIBOR plus 170 basis points).  The amount available for use under the Revolving LOC is subject to certain limitations based on the pledged collateral.  As of March 31, 2006, the Revolving LOC was collateralized by 36 Properties with a carrying value of $389.4 million that, in the aggregate, allowed us to draw up to $283.0 million.  Per the terms of the HCP Merger Agreement, we are only permitted to draw up to an additional $25.0 million under the Revolving LOC without HCP's prior written consent.

Mortgages Payable.  At March 31, 2006, we had $1.4 billion in mortgage debt secured by Properties with an aggregate carrying value of $2.4 billion.  Interest rates on the mortgage notes ranged from 4.85% to 8.42% with a weighted-average rate of 5.87% at March 31, 2006.  We expect to refinance loans as they mature, or we may use borrowings under our Revolving LOC to pay down maturities, subject to limitations imposed by the HCP Merger Agreement as described above.

In January 2006, we entered into a $56.3 million, ten-year mortgage loan that bears fixed-rate interest at 5.59%.  Payments for the first five years are interest only, with principal payments beginning in March 2011.

In February 2006, we entered into a $33.0 million mortgage loan and used the proceeds and cash on hand to pre-pay a $48.0 million construction loan facility with a principal balance of $41.9 million.  The new interest-only, five-year loan bears interest at a rate equal to LIBOR plus 150 basis points (6.13% all-in rate at March 31, 2006).

In March 2006, we entered into a $47.2 million, ten-year mortgage loan that bears fixed-rate interest at 5.81%.  Payments for the first five years are interest only, with principal payments beginning in May 2011.

Approximately 29% of the aggregate of our mortgage notes payable, construction loans payable and amount outstanding under our Revolving LOC at March 31, 2006, was subject to variable interest rates; therefore, we are exposed to market changes in interest rates as explained in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."  Some of our variable-rate loans contain provisions that allow us to convert the variable interest rates to fixed interest rates based on U.S. Treasury rates plus a premium at the time the conversion option is exercised.  Fixed interest rates range from 4.85% to 8.42% with a weighted-average rate of 5.95%.  Certain fixed-rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to prepay the loans prior to their maturity dates.  Many of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties.  Certain loans contain extension options with terms similar to the initial loan terms.

During the first three months of 2006, we incurred $1.5 million in loan costs in connection with the placement and assumption of permanent financing facilities.  We were reimbursed $2.7 million from a lender for previously paid rate locks and expense deposits.

Construction Loans Payable.  Total construction loans outstanding at March 31, 2006, were $108.5 million, and total liquidity remaining under our construction loans was $33.7 million.  During the three months ended March 31, 2006, we prepaid a construction loan facility with a $41.9 million balance, entered into a new construction loan facility of $7.7 million and collectively drew a net of $10.1 million under all of our construction loans related to certain Properties in various stages of development.  The loans are variable interest rate loans and mature from November 2006 through December 2013.  We anticipate that we will obtain permanent financing to pay the construction loans as they become due or we may use borrowings under our Revolving LOC, subject to limitations imposed by the HCP Merger Agreement, as described above.

Bonds Payable.  At March 31, 2006 we had $101.2 million of non-interest bearing life care bonds at our two CCRCs and non-interest bearing occupancy fee deposits at another of our Senior's Housing facilities, all of which were payable to certain residents of the facilities (collectively "Bonds").  During the first quarter of 2006, the tenants of the facilities issued new Bonds to new residents of the facilities totaling $5.4 million and used the proceeds from the Bonds issued in the current period and prior periods to retire $2.2 million of Bonds on our behalf.  At March 31, 2006, $66.5 million of the Bonds were refundable to the residents upon the resident moving out or to a resident's estate upon the resident's death and $34.7 million of the Bonds were refundable after the unit has been successfully remarketed to a new resident.  Excess Bond redemptions over Bond issuance, if any, will be funded from prior net Bonds issuance reserves (to the extent available) or from available operating cash flow.

Contractual Obligations

The following table presents our contractual cash obligations and related payment periods as of March 31, 2006 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$ 76,517	$ 227,394	$ 515,537	$ 533,381	$ 1,352,829
Construction loans payable	80,546	—	16,109	11,817	108,472
Ground leases	761	1,722	1,731	42,746	46,960
DASCO office lease	153	418	437	245	1,253
Revolving LOC	—	105,000	—	—	105,000
Bonds payable (1)	—	—	—	101,188	101,188
Security deposits and rent support	—	—	—	23,386	23,386
	$ 157,977	$ 334,534	$ 533,814	$ 712,763	$1,739,088

(1)

Of this amount, $66.5 million was due upon the resident moving out or the resident's death and $34.7 million was due upon the unit being successfully remarketed to a new resident.  It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

Market Risk

See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Net income for the three months ended March 31, 2006, totaled $35.8 million or $0.14 per share of common stock ($36.2 million or $0.14 per share of common stock from continuing operations), as compared to net income of $32.6 million or $0.14 per share of common stock ($38.5 million or $0.16 per share of common stock from continuing operations) for the three months ended March 31, 2005.  The 5.8% decrease in income from continuing operations was primarily due to increases in operating expenses and interest and loan cost amortization expenses which more than offset the increase in revenue.  The 9.6% increase in net income in the first quarter of 2006 was primarily due to the recognition of an impairment charge on discontinued operations in the first quarter of 2005.  These changes are discussed in further detail below.

Revenues

Rental and earned income from leases.  At March 31, 2006, we owned 274 Properties, including 14 Properties acquired in 2006, compared to 244 Properties owned at March 31, 2005, of which 22 Properties were acquired during the first quarter 2005.  As a result of the increase in the number of Properties, rental and earned income from leases from Properties from continuing operations increased 15.8% to $97.3 million, including $11.1 million as a result of straight-lining rent escalations throughout the lease terms for the three months ended March 31, 2006, compared to $84.0 million, including $11.8 million of straight-line rent revenue, for the three months ended March 31, 2005.  The $13.3 million increase in rental and earned income from leases was comprised of $10.7 million from operations of the Properties that were acquired or construction Properties that commenced operations during 2005 and 2006 and $2.6 million from Properties owned as of January 1, 2005.

FF&E reserve income.  FF&E reserve income from continuing operations increased 25.9% to $2.0 million for the three months ended March 31, 2006, from $1.6 million for the three months ended March 31, 2005.  The increase of $0.4 million was primarily due to contractual increases in FF&E reserve funding from tenants.

Tenant expense reimbursement revenue.  Tenant expense reimbursement revenue from continuing operations increased 69.1% to $4.6 million for the three months ended March 31, 2006, from $2.7 million for the three months ended March 31, 2005.  These revenue increases in 2006 reflect an increase of $0.7 million in additional revenues from Medical Facilities that were owned as of January 1, 2005, $0.9 million from Properties acquired during 2005 and $0.3 million from Properties that were acquired or Properties that commenced operations during 2006.  Contractual recoveries from tenants represented 61% and 49% of our Medical Facilities operating expenses for the three months ended March 31, 2006 and 2005, respectively.

Property management and development fees and loan interest income.  Property management and development fees from The DASCO Companies, LLC decreased revenue by $1.0 million and loan interest income from the Senior Secured Term Loan increased revenue by $0.6 million for the three months ended March 31, 2006.

Expenses

Seniors' Housing property expenses.  Seniors' Housing property expenses from continuing operations was $0.3 million for each of the three months ended March 31, 2006 and 2005.

Medical Facilities operating expenses.  Medical Facilities operating expenses from continuing operations increased 36.4% to $7.5 million for the three months ended March 31, 2006, from $5.5 million for the three months ended March 31, 2005.  The increase was comprised of $0.2 million related to the operations of the Medical Facilities that were owned as of January 1, 2005, $1.3 million for Properties acquired during 2005 and $0.5 million related to the operations of the Medical Facilities that were acquired during 2006.  We are generally responsible for the Medical Facilities' property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants.

General and administrative.  General and administrative expenses from continuing operations increased 17.8% to $4.7 million from $4.0 million for the three months ended March 31, 2006 and 2005, respectively.  The increase was due to the increased number of Properties owned during 2006 and increased legal and consulting fees.

Asset management fees to related party.  Asset management fees from continuing operations increased 17.9% to $5.1 million for the three months ended March 31, 2006, from $4.3 million for the three months ended March 31, 2005.  The increase was primarily related to new operating Properties that were acquired, or newly constructed and commenced operations during 2005 and 2006.

Provision for doubtful accounts.  We recognized a provision for doubtful accounts from continuing operations for the three months ended March 31, 2006 and 2005, of $1.5 million and $0.8 million, respectively.  The first-quarter 2006 provision was primarily related to a $1.2 million reserve on a portfolio of 19 properties for which the operator guarantee had expired on December 31, 2005.  The first-quarter 2005 provision was related to three Seniors' Housing portfolios and various Medical Facility tenants.

Depreciation and amortization.  Depreciation and amortization expense increased 18.5% to $27.0 million for the three months ended March 31, 2006, from $22.7 million for the three months ended March 31, 2005, as a result of the increase in Properties subject to operating leases during 2005.  The $4.3 million depreciation and amortization expense increase was comprised of $0.3 million from operations of the Properties owned as of January 1, 2005, and $4.0 million from operations of the Properties that were acquired or had been under construction and commenced operations during 2005 and 2006.

Interest and other income

During the three months ended March 31, 2006 and 2005, we earned $0.7 million and $0.6 million, respectively, in interest income primarily from investments in money market accounts and other short-term, highly liquid investments.

Interest and loan cost amortization expense

Interest and loan cost amortization expense increased 49.2% to $23.2 million for the three months ended March 31, 2006 from $15.5 million for the three months ended March 31, 2005.  The increase was primarily due to an increase in the average amount of debt outstanding as we continue to shift our reliance away from equity-offering proceeds to fund our Property acquisitions and other capital needs.  The weighted-average interest rate was 6.0% for the three months ended March 31, 2006 as compared to 5.1% for the three months ended March 31, 2005.

Discontinued operations

Loss from discontinued operations for the three months ended March 31, 2006 was $0.5 million compared to $5.8 million for the three months ended March 31, 2005.  The change was primarily due to an impairment charge of $6.2 million recorded in the first quarter of 2005, partially offset by a first-quarter 2006 net loss of $0.5 million on the sale of two properties and a provision for doubtful accounts of $0.1 million recorded in the first quarter of 2006.

Other

Inflation and Trends

Our Seniors' Housing leases are triple-net leases and contain provisions that we believe will mitigate the effect of inflation.  These provisions include clauses requiring automatic increases in base rent at specified times during the term of the lease (generally on an annual basis) and the payment of contingent rent if Properties achieve specified operating thresholds (based on factors such as a percentage of gross revenue above a specified level).  We have also invested in Medical Facilities, which include both triple-net and gross basis leases.  These leases also contain provisions that mitigate the effect of inflation, such as scheduled base rent increases during the lease terms and, with respect to gross leases, the reimbursement of future increases in operating expenses (including real estate taxes, insurance, repairs, maintenance and utilities) over a specified base amount.  Inflation and changing prices may have an adverse impact on the potential disposition of the Properties and on appreciation of the Properties.

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

We are not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor do we expect any material changes in the availability and relative cost of such capital resources.  Assuming the inflation rate remains low and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of debt financings.

Funds from Operations

We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income.  FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.  (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms.  This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases.  During the three months ended March 31, 2006 and 2005, net income included $11.1 million and $11.8 million, respectively, of these amounts.)  We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs.  FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP.  However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions.  FFO as presented may not be comparable to amounts calculated by other companies.  Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$ 35,752	$ 32,635
Adjustments:
Depreciation of real estate assets
Continuing operations	23,217	19,392
Discontinued operations	—	110

Amortization of lease intangibles
Continuing operations	3,618	3,318
Discontinued operations	—	10

Amortization of deferred leasing costs
Continuing operations	114	25

Effect of unconsolidated entity	101	61

Effect of minority interests	(194)	(105)
	$ 62,608	$ 55,446

FFO per share (basic and diluted)	$ 0.24	$ 0.23

Related Party Transactions

We retained CNL Retirement Corp. (the "Advisor") as our advisor to provide management, acquisition, advisory and administrative services relating to our Properties, Mortgage Loans, Secured Equipment Lease program, other loans and other permitted investments pursuant to an advisory agreement dated May 14, 2004 (the "Advisory Agreement") that was renewed pursuant to a renewal agreement effective May 3, 2005 for a one-year term (the "2005 Renewal Agreement") and was amended by an amendment to the 2005 Renewal Agreement on July 13, 2005 (the "2005 Renewal Amendment" together with the 2005 Renewal Agreement, the "2005 Renewal Agreements").  On May 1,

2006, we entered into a renewal agreement (the "2006 Renewal Agreement") with the Advisor, pursuant to which the Advisory Agreement was renewed, as amended by the 2005 Renewal Agreements, for an additional one-year term commencing on May 3, 2006 and ending on May 3, 2007.  The Advisory Agreement may be terminated at an earlier date upon 60 days prior written notice by either party or by mutual consent of the parties.  Certain of our directors and officers hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of our public offerings, CNL Securities Corp.  Our chairman of the board indirectly owns a controlling interest in the parent company of the Advisor.

Pursuant to the Advisory Agreement, as amended and renewed, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.  During the three months ended March 31, 2006 and 2005, we incurred acquisition fees of $7.3 million and $13.5 million, respectively, for, among other things, identifying Properties and structuring the terms of the leases (equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing from May 3, 2005 until the present and equal to 4.0% of gross offering proceeds and loan proceeds from May 14, 2004 through May 2, 2005).  These fees are included in other assets in the accompanying consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

We incurred monthly asset management fees totaling $5.1 million and $4.5 million during the three months ended March 31, 2006 and 2005, respectively, (0.05% of our real estate asset value, as defined in the Advisory Agreement, and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month).

Our Advisor and its affiliates also provide various administrative services, including, but not limited to, accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.  During the three months ended March 31, 2006 and 2005, we incurred $0.6 million and $2.0 million for these services, respectively.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering.  Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf.  Offering expenses incurred by the Advisor and its affiliates on our behalf, together with selling commissions, the marketing support fee and due diligence expense reimbursements do not exceed 13% of the proceeds raised in connection with the offerings.  During each of the quarters ended March 31, 2006 and 2005, we incurred $8.2 million for these fees and costs.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

We own a 9.90% interest in CNL Plaza, Ltd. (the "Owner"), a limited partnership that owns an office building located in Orlando, Florida, in which the Advisor and certain affiliates of CNL Financial Group ("CFG") lease office space.  CFG owns a controlling interest in the parent company of the Advisor and is indirectly wholly owned by James M. Seneff, Jr., our chairman of the board, and his wife.  Robert A. Bourne, our vice-chairman of the board and treasurer, is an officer of CFG.  The remaining interests in the Owner are held by several entities with present or former affiliations with CFG, including: CNL Plaza Venture, Ltd., which has a 1% interest as general partner of the Owner and whose general partner is indirectly wholly owned by Mr. Seneff and his wife; CNL Corporate Investors, Ltd., which is indirectly wholly owned by Messrs. Seneff and Bourne, and which has a 54.45% interest, as a limited partner, in the Owner; CNL Hotels & Resorts, Inc. which has a 9.90% interest, as a limited partner, in the Owner; and Commercial Net Lease Realty, Inc., which has a 24.75% interest, as a limited partner, in the Owner.  We also own a 9.90% interest in CNL Plaza Venture, Ltd. (the "Borrower"), a Florida limited partnership, which is the general partner of the Owner.  The remaining interests in the Borrower are held by the same entities in the same proportion described above with respect to the Owner.

In 2004, the Owner conveyed a small portion of the premises underlying the parking structure adjacent to its office building, valued by the parties at $0.6 million, to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building.  The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new office building that was developed in 2005 and is owned by CNL Plaza II, Ltd.  In connection with this transaction, the Owner received an ownership interest in a cross-bridge that was constructed and an anticipated benefit from a reduction in the allocation of its operating expenses for the parking structure.  In addition, the Owner received additional consideration pursuant to a purchase price adjustment.

On September 30, 2005, we executed a pro rata, several guarantee limited to 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the Borrower that matures December 31, 2010.

We maintain bank accounts in a bank in which certain of our officers and directors, including Messrs. Seneff and Bourne, serve as directors and are principal stockholders.  The amounts deposited with this bank were $4.9 million and $3.1 million at March 31, 2006 and December 31, 2005, respectively.

Our chairman of the board is a director in a hospital that leases office space in seven of the Medical Facilities that we acquired in August 2004.  Additionally, one of our independent directors is a director in a health system that leases office space in one of the Medical Facilities that we acquired in April 2004.  During the three months ended March 31, 2006 and 2005, these hospitals contributed less than 1% of our total revenues.

Subsequent Events

Pending Merger – On May 1, 2006, we entered into a Merger Agreement with HCP and Ocean Acquisition 1, Inc., a Maryland corporation and a wholly owned subsidiary of HCP (“Merger Sub”), pursuant to which we have agreed to merge (the “Merger”) with and into Merger Sub, with Merger Sub continuing as the surviving corporation.  Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.01, issued and outstanding immediately prior to the effective time of the Merger (other than shares held by HCP, Merger Sub, us or any of their or our respective wholly owned subsidiaries, and any dissenting stockholders), will be converted into the right to receive consideration equivalent in value to approximately $13.50 per share (without interest), consisting of approximately:

•

$11.13 in cash (representing approximately 82% of the total consideration per share); and

•

0.0865 shares of HCP common stock, par value $1.00 per share.

As of May 1, 2006, we had approximately 264.2 million shares of common stock outstanding.  HCP will also assume approximately $1.6 billion of our outstanding debt.

Simultaneously with the execution of the Merger Agreement, HCP entered into a merger agreement (the “Advisor Merger Agreement”) with the Advisor and the stockholders of the Advisor, pursuant to which HCP has agreed to acquire the Advisor for shares of HCP common stock valued at approximately $120.0 million (the "Advisor Merger").  The consummation of the Merger and the Advisor Merger are each conditioned upon the consummation of the other.  There can be no assurances that the Merger and the Advisor Merger will be consummated.

Reinvestment Plan – Our Board of Directors has determined that it is in the best interest of our company to terminate our distribution reinvestment plan, beginning with the second quarter of 2006.  The termination of our distribution reinvestment plan is effective as of June 15, 2006, and therefore no distributions to our stockholders will be reinvested in shares of our common stock pursuant to our distribution reinvestment plan for the second quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2006, 29% of our mortgages payable, construction loans payable and amount outstanding under our Revolving LOC were subject to variable interest rates; therefore, we are exposed to market changes in interest rates.  For the three months ended March 31, 2006, a hypothetical 100 basis point increase in the LIBOR rates would have resulted in additional interest costs of $1.0 million.  This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk).  Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

To mitigate interest rate risk, we may pay down the mortgages or the Revolving LOC prior to their maturity dates through debt refinancing should interest rates rise substantially.  In May 2005, we implemented a policy to further mitigate interest rate risk.  Our primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the effect that variable interest rate fluctuations could have on cash flow.  In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  The hedges have a 4.19% weighted-average interest rate plus a 1.26% weighted-average spread resulting in an all-in fixed interest rate of 5.45% until 2010.  At March 31,

2006, these interest rate swaps had a fair value of $7.7 million.  A hypothetical 100 basis point increase or decrease in LIBOR rates would cause the fair value of these swaps to be $15.1 million or $(0.03) million, respectively.

Certain fixed-rate loans contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to repay the loans prior to their maturity dates.

Following is a summary of our mortgages payable, construction loans payable and Revolving LOC obligations at March 31, 2006 (in thousands):

	Expected Maturities
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt Obligations:
Fixed-rate debt:	$ —	$ 10,392	$ 50,211	$ 140,851	$ 138,735	$ 530,821	$ 871,010	$ 871,894
Average interest rate	—	7.42%	6.24%	6.02%	6.86%	5.72%	6.01%	5.95%

Variable-rate debt:	$ 124,445	$ 148,920	$ —	$ 15,952	$ 240,157	$ 165,817	$ 695,291
Average interest rate	7.10%	6.62%	—	6.52%	5.80%	5.44%	6.14%

Interest Rate Derivatives:
Variable to fixed swaps:	$ —	$ —	$ —	$ —	$ 233,750	$ —	$ 233,750	$ 7,711
Average pay rate	—	—	—	—	4.19%	—	4.19%	—
Average receive rate	—	—	—	—	4.55%	—	4.55%	—

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

Item 1A. Risk Factors

We are subject to certain risks which are described in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005.  There have been no material changes to these risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as Listing occurs, any stockholder (other than the Advisor) who has held shares for at least one year may present all or any portion equal to at least 25% of his or her shares to us for redemption at any time, in accordance with the procedures outlined in our redemption plan.  Upon presentation, we may, at our sole option, redeem such shares for cash subject to certain conditions and limitations.  Redemptions are limited to the extent sufficient funds are available, however, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such 12-month period.  The full amount of proceeds available from our distribution reinvestment plan is available for redemptions.  In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions.  There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder's shares may not be redeemed.  Any shares we acquire pursuant to the redemption plan will be retired and no longer available for re-issuance.  Our Board of Directors, at its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in our best interest.  The redemption price under the 2004 Offering was $9.50 per share.

Our Board of Directors has determined that it is in the best interest of our company to suspend our redemption plan, beginning with the second quarter of 2006.  The suspension of our redemption plan is effective as of June 15, 2006, and therefore no shares of our common stock will be redeemed for the second quarter of 2006.

The following table contains information related to all common stock purchased by us during the first quarter of 2006, which consisted of shares redeemed pursuant to the redemption plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2006	—	$ —	—	$ —
February 1-28, 2006	—	—	—	—
March 1-31, 2006	1,724,246	9.50	1,724,246	63,153,261
	1,724,246	$ 9.50	1,724,246	$ 63,153,261

Item 3.

Defaults Upon Senior Securities.  Inapplicable.

Item 4.

Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.

Other Information.  Inapplicable.

Item 6.

Exhibits

2.1

Agreement and Plan of Merger, dated as of May 1, 2006, by and among CNL Retirement Properties, Inc., Health Care Property Investors, Inc., and Ocean Acquisition 1, Inc. (Included as exhibit 2.1 to the Registrant's report on Form 8-K filed May 4, 2006 and incorporated herein by reference.)

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

10.1

2006 Renewal Agreement, dated as of May 1, 2006, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Filed herewith.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2006.

CNL RETIREMENT PROPERTIES, INC.

By:	/s/ Stuart J. Beebe
Stuart J. Beebe
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Clark Hettinga
Clark Hettinga
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

EXHIBITS

EXHIBIT INDEX

Exhibit Index

2.1

Agreement and Plan of Merger, dated as of May 1, 2006, by and among CNL Retirement Properties, Inc., Health Care Property Investors, Inc., and Ocean Acquisition 1, Inc. (Included as exhibit 2.1 to the Registrant's report on Form 8-K filed May 4, 2006 and incorporated herein by reference.)

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

10.1

2006 Renewal Agreement, dated as of May 1, 2006, between CNL Retirement Properties, Inc. and CNL Retirement Corp. (Filed herewith.)

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