Form 10-Q
period 2006-06-30
CNL RETIREMENT PROPERTIES INC
filed 2006-08-11
CIK 1055264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-32607

CNL RETIREMENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	59-3491443
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (including area code):	(407) 650-1000

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

The number of shares of common stock outstanding as of August 1, 2006 was 264,203,504.

Contents

Part I - Financial Information
Page
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statement of Stockholders' Equity	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21-22

Item 4. Controls and Procedures	22

Part II - Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22-25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

Exhibits

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(UNAUDITED)

	June 30, 2006	December 31, 2005
Assets
Real estate investment properties:
Accounted for using the operating method – net of accumulated depreciation of $205,131 and $157,746	$ 3,126,109	$ 2,914,817
Accounted for using the direct financing method	473,699	469,238
Intangible lease costs – net of accumulated amortization of $30,479 and $26,021	103,634	99,611
	3,703,442	3,483,666

Cash and cash equivalents	45,660	94,902
Restricted cash	21,757	21,920
Accounts and other receivables – net of allowance for doubtful accounts of $10,800 and $7,200	20,863	23,486
Deferred costs, net	22,851	24,705
Accrued rental income	120,743	99,219
Other assets	65,373	52,935
Real estate held for sale	24,284	32,137
Goodwill	5,791	5,791
	$ 4,030,764	$ 3,838,761

Liabilities and stockholders' equity
Liabilities:
Mortgages payable	$ 1,350,542	$ 1,220,190
Bonds payable	104,627	98,016
Construction loans payable	116,125	143,560
Line of credit	100,000	75,000
Due to related parties	203	2,386
Accounts payable and other liabilities	33,753	31,035
Intangible lease liability, net	4,491	4,505
Deferred income	7,879	6,607
Security deposits	21,541	23,954
Total liabilities	1,739,161	1,605,253

Commitments and contingencies

Minority interests	8,794	5,701

Stockholders' equity:
Preferred stock, without par value Authorized and unissued 3,000 shares	—	—
Excess shares, $.01 par value per share Authorized and unissued 103,000 shares	—	—
Common stock, $.01 par value per share Authorized one billion shares, issued 270,682 and 260,293 shares, respectively, outstanding 264,204 and 255,527 shares, respectively	2,642	2,555
Capital in excess of par value	2,373,735	2,295,307
Accumulated distributions in excess of net income	(103,331)	(74,894)
Accumulated other comprehensive income	9,763	4,839
Total stockholders' equity	2,282,809	2,227,807
	$ 4,030,764	$ 3,838,761

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Seniors' Housing:
Rental income from operating leases	$ 62,489	$ 60,198	$ 124,754	$ 115,776
Earned income from direct financing leases	15,076	14,626	30,282	29,192
FF&E reserve income	2,018	1,927	4,010	3,509
Contingent rent	301	290	402	2,011
Medical Facilities:
Rental income from operating leases	22,093	13,789	41,150	26,925
Tenant expense reimbursements	5,178	3,794	9,761	6,504
Property management and development fees	329	1,209	623	2,499
Loan interest income	1,291	—	1,909	—
	108,775	95,833	212,891	186,416
Expenses:
Seniors' Housing property expenses	135	112	418	367
Medical Facilities operating expenses	9,183	6,172	16,667	11,658
General and administrative	9,132	4,515	13,872	8,538
Asset management fees to related party	5,235	4,624	10,307	8,923
Provision for doubtful accounts	2,004	900	3,527	1,650
Depreciation and amortization	28,785	23,768	55,737	46,505
	54,474	40,091	100,528	77,641

Operating income	54,301	55,742	112,363	108,775

Interest and other income	540	773	1,237	1,404
Interest and loan cost amortization expense	(24,799)	(18,172)	(47,986)	(33,711)

Income before equity in earnings of unconsolidated entity, minority interests in income of consolidated subsidiaries and loss from discontinued operations	30,042	38,343	65,614	76,468

Equity in earnings of unconsolidated entity	273	81	275	83

Minority interests in income of consolidated subsidiaries	(379)	(16)	(465)	(397)
Income from continuing operations	29,936	38,408	65,424	76,154

Loss from discontinued operations	(1,703)	(451)	(1,439)	(5,562)

Net income	$ 28,233	$ 37,957	$ 63,985	$ 70,592

Net income (loss) per share of common stock (basic and diluted)
From continuing operations	$ 0.11	$ 0.15	$ 0.25	$ 0.31
From discontinued operations	—	—	—	(0.02)
	$ 0.11	$ 0.15	$ 0.25	$ 0.29
Weighted average number of shares of common stock outstanding (basic and diluted)	264,196	248,403	260,870	246,974
Distributions declared per common share	$ 0.1776	$ 0.1776	$ 0.3552	$ 0.3552

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2006

(UNAUDITED)

(in thousands, except per share data)

				Accumulated	Accumulated
	Common stock		Capital in	distributions	other
	Number	Par	excess of	in excess of	comprehensive
	of shares	value	par value	net income	income	Total

Balance at December 31, 2005	255,527	$ 2,555	$ 2,295,307	$ (74,894)	$ 4,839	$ 2,227,807

Net income	—	—	—	63,985	—	63,985

Change in fair value of cash flow hedges	—	—	—	—	4,924	4,924

Total comprehensive income (see Note 10)						68,909

Subscriptions received for common stock through public offerings and reinvestment plan	10,390	104	103,079	—	—	103,183

Redemption of common stock	(1,713)	(17)	(16,260)	—	—	(16,277)

Stock issuance costs	—	—	(8,391)	—	—	(8,391)

Distributions declared ($0.3552 per share)	—	—	—	(92,422)	—	(92,422)

Balance at June 30, 2006	264,204	$ 2,642	$ 2,373,735	$ (103,331)	$ 9,763	$ 2,282,809

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities	$ 102,840	$ 106,220

Investing activities:
Investment in land, buildings and equipment	(234,842)	(249,311)
Investment in direct financing leases	(300)	(278)
Investment in intangible lease costs	(11,801)	(10,316)
Investment in Senior Secured Term Loan	(19,500)	—
Proceeds from sale of Properties	1,155	—
Payment of acquisition fees and costs	(6,842)	(16,131)
Payment of deferred leasing costs	(2,137)	(468)
Decrease (increase) in restricted cash	(682)	10,456
Net cash used in investing activities	(274,949)	(266,048)

Financing activities:
Proceeds from borrowings on mortgages payable	136,520	228,510
Principal payments on mortgages payable	(5,966)	(3,773)
Proceeds from issuance of bonds payable	10,928	4,704
Retirement of bonds payable	(4,317)	(4,500)
Proceeds from construction loans payable	17,735	35,650
Repayments of construction loans payable	(45,170)	—
Net proceeds from line of credit	25,000	—
Payment on term loan	—	(60,000)
Refund of loan costs	2,657	—
Payment of loan costs	(1,931)	(2,359)
Contributions from minority interests	3,304	670
Distributions to minority interests	(623)	(171)
Subscriptions received from stockholders	103,183	133,539
Distributions to stockholders	(92,422)	(86,596)
Redemption of common stock	(16,315)	(20,079)
Payment of stock issuance costs	(9,716)	(12,639)
Net cash provided by financing activities	122,867	212,956

Net increase (decrease) in cash and cash equivalents	(49,242)	53,128

Cash and cash equivalents at beginning of period	94,902	51,781

Cash and cash equivalents at end of period	$ 45,660	$ 104,909

Supplemental schedule of non-cash investing and financing activities:
Mortgage Loans issued in connection with the sale of Properties	$ 4,800	$ —

Mortgages assumed on properties purchased	$ —	$ 43,075

See accompanying notes to condensed consolidated financial statements.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.

Organizational and Basis of Presentation:

Organization – CNL Retirement Properties, Inc., a Maryland corporation, was organized in December 1997 to operate as a real estate investment trust (a "REIT") for federal income tax purposes.  Throughout this document, CNL Retirement Properties, Inc. and each of its subsidiaries and several consolidated partnerships and joint ventures are referred to as "we," "us" and "our."

We acquire primarily real estate properties related to seniors' housing and health care facilities (the "Properties") located across the United States.  The Properties may include independent living, assisted living and skilled nursing facilities, continuing care retirement communities ("CCRC") and life care communities (collectively "Seniors' Housing"), medical office buildings, specialty and walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals and other types of health care-related facilities (collectively "Medical Facilities").  Seniors' Housing facilities are generally leased on a long-term, triple-net basis and Medical Facilities are generally leased on a shorter-term, gross or triple-net basis.  We may provide mortgage financing loans ("Mortgage Loans"), furniture, fixture and equipment financing ("Secured Equipment Leases") and other loans to operators or developers of Seniors' Housing and Medical Facilities.  In addition, we may invest up to a maximum of 5% of total assets in equity interests in businesses, including those that provide services to or are otherwise ancillary to the retirement and health care industries.  We operate in one business segment, which is the ownership, development, management and leasing of health care-related real estate.  At June 30, 2006, we owned 184 Seniors' Housing facilities, 89 Medical Facilities, including 2 specialty hospitals and 2 walk-in clinics, and 3 Seniors' Housing facilities and a parcel of land that we hold for sale.

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

Strategic Alliances – In 2005, we entered into an agreement with The Cirrus Group, LLC ("Cirrus"), a development and property management company, to acquire, at our election, Medical Facilities, some of which have yet to be developed.  The acquisitions contemplated under this agreement are expected to occur over a five-year term, subject to certain conditions, or until $1.0 billion is invested in Medical Facilities, including specialty hospitals.  We will have minority interest partners in connection with the ownership of each of these Properties, including Cirrus principals, physicians and other investors associated with Cirrus principals.  As of June 30, 2006, we had acquired a majority equity interest in five Medical Facilities for $84.1 million under this agreement, for which Cirrus and its affiliates made $1.4 million in minority interest contributions.  At June 30, 2006, Cirrus managed 26 of our Medical Facilities.

In 2005, we entered into an agreement to provide a Cirrus affiliate with an interest only, five-year senior secured term loan under which up to $85.0 million (plus capitalized interest) may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships ("Senior Secured Term Loan").    At June 30, 2006, the balance outstanding under the Senior Secured Term Loan was $35.5 million.  In connection with the Senior Secured Term Loan, we received stock warrants which are exercisable into a 10% to 15% ownership interest of the borrower.  The stock warrants are exercisable at the earlier of an event of default or the full repayment of the Senior Secured Term Loan and expire in September 2015.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

We own a 55% controlling interest in The DASCO Companies, LLC ("DASCO"), a development and property management company.  Our relationship with DASCO has provided and may continue to provide opportunities for us to participate in new Medical Facility development and acquisition opportunities as well as Medical Facilities management.  DASCO may also provide development and property management services to third parties.  At June 30, 2006, DASCO managed fifty-five of our Medical Facilities, including two walk-in clinics and was developing four of our Medical Facilities.

Basis of Presentation – The accompanying condensed consolidated financial statements (the "consolidated financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements.  The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Operating results for the six months ended June 30, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006.  Amounts included in the financial statements as of December 31, 2005, have been derived from the audited financial statements.

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

Reclassifications – Certain items in the prior periods' financial statements have been reclassified to conform to the 2006 presentation, including those related to our real estate held for sale (see Note 6).  These reclassifications had no effect on reported equity or net income.

Recently Issued Accounting Pronouncements – In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48, which is effective for fiscal years ending after December 15, 2006, clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."  This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  We are currently evaluating the impact FIN 48 will have on our financial statements.

2.

Pending Merger:

On May 1, 2006, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Health Care Property Investors, Inc., a Maryland corporation ("HCP") and Ocean Acquisition 1, Inc., a Maryland corporation and a wholly owned subsidiary of HCP ("Merger Sub"), pursuant to which we have agreed to merge (the "Merger") with and into Merger Sub, with Merger Sub continuing as the surviving corporation. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.01, issued and outstanding immediately prior to the effective time of the Merger (other than shares held by HCP, Merger Sub, us or any of their or our respective wholly owned subsidiaries, and any dissenting stockholders), will be converted into the right to receive consideration equivalent in value to approximately $13.47 per share (without interest and based on the closing price of HCP’s common stock on August 1, 2006), consisting of approximately:

•

$11.13 in cash (representing approximately 82% of the total consideration per share); and

•

0.0865 of a share of HCP common stock, par value $1.00 per share.

As of August 1, 2006, we had approximately 264.2 million shares of common stock outstanding.  HCP will also assume approximately $1.6 billion of our outstanding debt.

Simultaneously with the execution of the Merger Agreement, HCP entered into a merger agreement (the "Advisor

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Merger Agreement") with the Advisor and the stockholders of the Advisor, pursuant to which HCP has agreed to acquire the Advisor for shares of HCP common stock valued at approximately $120.0 million (the "Advisor Merger") at the time of execution of the Advisor Merger Agreement.  The consummation of the Merger and the Advisor Merger are each conditioned upon the consummation of the other and are expected to close early in the fourth quarter of 2006.  There can be no assurances that the Merger and the Advisor Merger will be consummated.

3.

Public Offerings:

We completed our fifth public offering (the "2004 Offering") on March 26, 2006.  During 2006, we raised $103.2 million in subscription proceeds from the 2004 Offering.  Total subscription proceeds received from the 2004 Offering and the four prior public offerings amount to $2.7 billion.

The price per share of all of the equity offerings of our common stock was $10.00 per share, with the exception of (i) shares purchased pursuant to volume or other discounts and (ii) shares purchased through our reinvestment plan since the beginning of the 2004 Offering, which have been priced at $9.50 per share.

Redemption Plan – As a result of the pending Merger, our Board of Directors determined that it is in our best interest to suspend our redemption plan, beginning with the second quarter of 2006.  The suspension of our redemption plan was effective as of June 15, 2006, and therefore beginning with the second quarter of 2006, no shares of our common stock will be redeemed.

Reinvestment Plan – Also as a result of the pending Merger, our Board of Directors determined that it is in our best interest to terminate our distribution reinvestment plan, beginning with the second quarter of 2006.  The termination of our distribution reinvestment plan was effective as of June 15, 2006, and therefore beginning with the second quarter of 2006, no distributions to our stockholders will be reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

4.

Acquisitions:

In January 2006, we acquired majority equity interests in seven Medical Facilities for $84.5 million which we funded, in part, with proceeds from a new $56.3 million, ten-year mortgage loan.  Four of the acquired Properties are located in Texas, two are in Arizona and one is in Missouri, and in aggregate they contain 323,000 square feet.  Cirrus manages the Properties.

In February 2006, we acquired a Seniors' Housing Property that is being developed.  The project is expected to be completed in the fourth quarter of 2006 with an estimated cost of $5.7 million.  The 46-unit assisted living facility is located in Michigan.

In March 2006, we acquired majority equity interests in five Medical Facilities for $72.6 million which we funded, in part, with proceeds from a new $47.2 million, ten-year mortgage loan.  Four of the Medical Facilities are located in Texas, and one is in Oklahoma, and in aggregate they contain 268,000 square feet.  Cirrus manages the Properties.

In March 2006, we acquired a majority equity interest in a Medical Facility for $24.5 million.  The Medical Facility is located in California and contains 55,000 square feet.  Cirrus manages the Property.

In May 2006, we acquired majority equity interests in two Medical Facilities for $27.8 million.  The acquired Properties are located in Texas and Utah and, in aggregate they contain 134,000 square feet.  Cirrus manages the Properties.

In June 2006, we acquired a majority equity interest in a Medical Facility in Ohio for $3.6 million.  The acquired Property contains 31,000 square feet and is managed by Cirrus.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

5.

Other Assets:

Other assets included the following (in thousands):

	June 30, 2006	December 31, 2005
Senior Secured Term Loan	$ 35,500	$ 16,000
Property acquisition deposits	—	10,601
Deferred receivables	8,263	6,638
Fair value of cash flow hedges	9,763	4,839
Mortgage Loan receivable	4,800	—
Prepaid expenses	2,620	4,950
Acquisition costs	1,686	7,633
Other	2,741	2,274
	$ 65,373	$ 52,935

6.

Real Estate Held For Sale:

In June 2006, we entered into an agreement with the lessee of one of our Properties accounted for under the direct financing method allowing them to exercise a purchase option.  In accordance with the agreement, the lessee has deposited the option purchase price with an escrow agent, and we expect the transaction to close in October 2006.  Accordingly, we have reclassified the Property as held for sale and recognized an impairment charge of $2.4 million to reduce the Property's carrying value to the option purchase price less estimated closing costs.  Previously reported results were restated to reflect the reclassification on a comparable basis.

In March 2006, we sold two Properties which were classified as held for sale to an unrelated third party for $6.0 million and recorded a net loss of $0.5 million.  We issued a Mortgage Loan receivable with a three-year term secured by the Properties in the amount of $4.8 million.  This amount is included in other assets on our consolidated balance sheet as of June 30, 2006.  Interest is payable annually at a rate of 6.0% and principal is due at maturity.

As of June 30, 2006, real estate held for sale included three Seniors' Housing facilities and a parcel of land with an aggregate net carrying value of $24.3 million.

The operational results associated with Properties classified as held for sale were presented as loss from discontinued operations in the accompanying consolidated statements of income.  Summarized financial information was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental and earned income	$ 784	$ 1,279	$ 1,695	$ 2,553
Provision for doubtful accounts	—	—	(124)	—
Impairment provisions	(2,387)	(1,543)	(2,387)	(7,740)
Net loss on disposal of Properties	—	—	(450)	—
Loss from discontinued operations	(1,703)	(451)	(1,439)	(5,562)

7.

Indebtedness:

Mortgages payable – At June 30, 2006, we had $1.4 billion in mortgage debt collateralized by Properties with an aggregate carrying amount of $2.4 billion.  Interest rates on the mortgage notes ranged from 4.85% to 8.42% with a weighted-average rate of 5.91% at June 30, 2006.

In January 2006, we entered into a $56.3 million, ten-year mortgage loan that bears fixed-rate interest at 5.59%.  Payments for the first five years are interest only, with principal payments beginning in March 2011.

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

In February 2006, we entered into a $33.0 million mortgage loan and used the proceeds and cash on hand to pre-pay a $48.0 million construction loan facility with a principal balance of $41.9 million.  The new interest-only, five-year loan bears interest at a rate equal to LIBOR plus 150 basis points (6.59% all-in rate at June 30, 2006).

In March 2006, we entered into a $47.2 million, ten-year mortgage loan that bears fixed-rate interest at 5.81%.  Payments for the first five years are interest only, with principal payments beginning in May 2011.

Construction loans payable – Total construction loans outstanding at June 30, 2006 were $116.1 million, and total liquidity remaining was $26.0 million.  During the six months ended June 30, 2006, we prepaid a construction loan facility with a $41.9 million balance, entered into a new construction loan facility of $7.7 million and collectively drew a net of $17.7 million under all of our construction loans related to certain Properties in various stages of development.  The loans are variable interest rate loans and mature from November 2006 through December 2013.  We anticipate that we will obtain permanent financing to repay the construction loans as they become due.

Line of Credit – At June 30, 2006, $100.0 million was outstanding under our $320.0 million two-year senior secured revolving line of credit (the "Revolving LOC").  The Revolving LOC requires interest-only payments at LIBOR plus a percentage that fluctuates depending on our aggregate amount of debt outstanding in relation to our total assets (7.02% all-in rate at June 30, 2006, which represents a pricing of LIBOR plus 170 basis points).  The amount available for use under the Revolving LOC is subject to certain limitations based on the pledged collateral.  As of June 30, 2006, the Revolving LOC was collateralized by 36 Properties with a carrying value of $388.8 million that, in the aggregate, allowed us to draw up to $283.0 million.

The Merger Agreement with HCP provides, among other things, that we cannot incur further indebtedness other than an additional $25.0 million in draw downs under our Revolving LOC or issue equity or convertible securities without the prior written consent of HCP.  In addition, the Merger Agreement limits our ability to invest in and encumber assets, make loans and dispose of assets without the prior written consent of HCP.

8.

Financial Instruments – Derivatives and Hedging:

In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  At June 30, 2006, the fair value of these contracts was $9.8 million and was included in other assets in the accompanying consolidated balance sheets.  The change in net unrealized gain of $4.9 million for the first six months of 2006, for derivatives designated as cash flow hedges is disclosed separately in the accompanying consolidated statement of stockholders' equity as the change in fair value of cash flow hedges.  The effective portion of gains and losses on these contracts are recognized in accumulated other comprehensive income whereas the ineffective portions are recognized in earnings.  During the six months ended June 30, 2006, the ineffective portion of these hedges was not significant.

9.

Related Party Transactions:

Pursuant to the Advisory Agreement, as amended and renewed, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.

Acquisition fees – During the six months ended June 30, 2006 and 2005, we incurred acquisition fees of $7.3 million and $15.1 million, respectively, for, among other things, identifying Properties and structuring the terms of the leases (equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing from May 3, 2005 until the present and equal to 4.0% of gross offering proceeds and loan proceeds from May 14, 2004 through May 2, 2005).  These fees are included in other assets in the accompanying consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

Management fees – During the quarter and six months ended June 30, 2006, we incurred monthly asset management fees totaling $5.3 million and $10.4 million, respectively.  Monthly asset management fees incurred during the quarter and six months ended June 30, 2005 totaled $4.8 million and $9.3 million, respectively (0.05% of the amount actually paid or allocated to the purchase, development, construction or improvement of a property, exclusive of

CNL RETIREMENT PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

acquisition fees and acquisition expenses, and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month).

Administrative services – Our Advisor and its affiliates provide various administrative services, including, but not limited to, accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.  During the quarter and six months ended June 30, 2006, we incurred $1.1 million and $1.7 million for these services, respectively.  During the quarter and six months ended June 30, 2005, we incurred $0.6 million and $2.7 million for these services, respectively.

Offering expenses – Offering expenses incurred by the Advisor and its affiliates on our behalf, together with selling commissions, the marketing support fee and due diligence expense reimbursements were $8.4 million and $12.5 million during the six months ended June 30, 2006 and 2005, respectively.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

10.

Comprehensive Income:

The components of our comprehensive income for the quarter and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$ 28,233	$ 37,957	$ 63,985	$ 70,592
Other comprehensive income (loss):
Net unrealized gain (loss) on cash flow hedge	2,052	(2,002)	4,924	(2,002)
Total comprehensive income	$ 30,285	$ 35,955	$ 68,909	$ 68,590

11.

Subsequent Events:

Distributions – On July 1 and August 1, 2006, our Board of Directors authorized distributions to stockholders of record on those dates, totaling $31.3 million, or $0.0592 per share of common stock at each record date, payable by September 30, 2006.

Disposition – On July 27, 2006, we sold a Property which was previously classified as held for sale.  We received net proceeds of $1.5 million and recorded a net loss of $0.2 million on the sale.

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

Business Overview

During the six months ended June 30, 2006, we acquired 17 Properties (real estate properties related to seniors' housing and health care facilities are collectively "Properties"), 16 from our relationship with the Cirrus Group, LLC ("Cirrus"), worked with the operators of our Properties to enhance the operations of the Properties, and disposed of two Properties that were held for sale at December 31, 2005.  Additionally, on May 1, 2006, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with HCP.

As of June 30, 2006, we held real estate assets located in 33 states consisting of (dollars in thousands):

	Number of Properties	Investment at June 30, 2006
Seniors' Housing facilities:
Operating	183	$2,829,573
Under construction	1	2,100
Medical Facilities:
Operating	85	862,017
Under construction	4	9,752
	273	$3,703,442

Real estate held for sale	4	$24,284

Liquidity and Capital Resources

We primarily invest in or develop Properties and we may also provide (i) mortgage financing to operators to enable them to acquire properties that would secure the loan ("Mortgage Loans"), (ii) furniture, fixtures and equipment financing, ("Secured Equipment Leases"), (iii) other loans to entities in which we hold an interest, and (iv) other permitted investments.  We believe that over the short term, which is less than 12 months, net funds from operations, borrowings under new permanent or construction financing, the placement of permanent debt to replace maturing construction loans, advances under our $320.0 million two-year senior secured revolving line of credit (the "Revolving LOC") and cash on hand at June 30, 2006, will be sufficient to meet our forecasted capital requirements for Property investments, Senior Secured Term Loan funding (an agreement to provide a Cirrus affiliate with an interest-only, five-year senior secured term loan under which up to $85.0 million (plus capitalized interest) may be borrowed to finance the acquisition, development, syndication and operation of new and existing surgical partnerships), capital expenditures, the re-tenanting of our Medical Facilities (medical office buildings, specialty and walk-in clinics, free standing ambulatory surgery centers, specialty or general hospitals and other types of health care-related facilities are collectively "Medical Facilities") and the scheduled maturities of permanent financings.  We also expect to continue to be able to pay distributions at current levels, or at a minimum, to maintain our real estate investment trust ("REIT") qualification.

Over the long term, which is 12 months or more, if the merger with HCP does not close, we might raise capital by encumbering Properties, entering into joint venture agreements with respect to our investments in new or existing Properties, opening a new public equity offering, issuing preferred stock, selling existing Properties, or we may stop investing in Properties.  We are subject to certain limitations on our conduct of business pursuant to the terms of our merger agreement with HCP, as described below.  We have relied on the sale of our common stock and borrowings under permanent or construction financing to fund our Property investments.  Our fifth public offering (the "2004 Offering") closed on March 26, 2006, and we do not presently intend to commence a new offering.

Operating cash flow for the year ended December 31, 2005, was $188.3 million and is expected to increase with a full year of operations for the 40 Properties that we acquired during 2005, the 17 Properties acquired during the six months ended June 30, 2006, and those forecasted to be acquired during the remainder of 2006.  As of June 30, 2006, we have adequate construction funding to complete and open the Properties under construction, which we expect will generate additional operating cash flow.

On May 1, 2006, we entered into a Merger Agreement with HCP (see "Pending Merger" below).  The Merger Agreement provides, among other things, that we cannot incur further indebtedness other than an additional $25.0 million in draw downs under our Revolving LOC or issue equity or convertible securities without the prior written consent of HCP.  In addition, the Merger Agreement limits our ability to invest in and encumber assets, make loans and dispose of assets without the prior written consent of HCP.  The restriction on our ability to utilize sources of liquidity could have a material adverse affect on our liquidity position.  However, although there can be no assurances that the merger will be consummated, we expect to have sufficient liquidity from cash on hand, cash from operations and availability of funds from the Revolving LOC to fund all liquidity needs through the expected closing of the merger early in the fourth quarter of 2006.

Cash from Operating Activities

Net cash provided by operating activities was $102.8 million and $106.2 million for the six months ended June 30, 2006 and 2005, respectively.  The decrease was due, in part, to higher interest costs due to higher average interest rates and higher average debt balances, payment of accounts payable and reduced inflows from security deposits from Property acquisitions, offset by an increase in operating income and collection of past due accounts receivable.  Net cash from operating activities included draws on tenant and operator rent guarantees of $4.1 million and $2.5 million, respectively.

Accounts Receivable – The ability to collect rents from our tenants when contractually due is critical to our ability to meet short- and long-term cash obligations.  We monitor rent collections and work closely with the tenants and operators of Properties that are unable to pay full rent.

Accounts and other receivables, net decreased $2.6 million to $20.9 million at June 30, 2006, from $23.5 million at December 31, 2005, consisting of a $1.0 million increase in accounts and other receivables and a $3.6 million increase in the reserve for doubtful accounts.  The $1.0 million increase in accounts and other receivables was due to (i) an increase in rental revenues receivable of $3.9 million, partially offset by (ii) a $1.6 million reduction due to the reclassification of rental revenues receivable from current receivables to deferred receivables and (iii) a decrease in other receivables of $1.3 million.  The $3.6 million increase in the reserve for doubtful accounts included $2.4 million for a portfolio of 19 Properties whose operator guarantee had expired in December 31, 2005.  Past due rents receivable were $16.9 million and $14.8 million at June 30, 2006, and December 31, 2005, respectively.  At June 30, 2006, $8.8 million of the $10.8 million allowance for doubtful accounts was attributable to HRA Tenants (the "HRA Tenants" consist of 10 of our tenants, each of which is thinly capitalized and is a subsidiary or affiliate of Harbor Retirement Associates, LLC).

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

Cash from Investing Activities

Net cash used in investing activities was $274.9 million and $266.0 million for the six months ended June 30, 2006 and 2005, respectively.  The increase was due primarily to advances under the Senior Secured Term Loan offset by a reduction in the number of Properties acquired and the payment of acquisition fees related to the close of our equity offering.

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

In May 2006, we acquired majority equity interests in two Medical Facilities for $27.8 million, which we funded with cash on hand.

In June 2006, we acquired a majority equity interest in a Medical Facility in Ohio for $3.6 million, which we funded with cash on hand.

During the first six months of 2006, one Seniors' Housing facility and one Medical Facility that were under development as of December 31, 2005, commenced operations.

Other Investments - During the six months ending June 30, 2006, we advanced $19.5 million under the Senior Secured Term Loan.  The balance outstanding under the Senior Secured Term Loan was $35.5 million at June 30, 2006.

Cash from Financing Activities

Net cash provided by financing activities was $122.9 million and $213.0 million for the six months ended June 30, 2006 and 2005, respectively.  The decrease was due primarily to reduced proceeds from permanent financing as a result of the reduction in the number of Properties acquired during the period, the repayment of a construction facility in 2006, reduced net proceeds from our equity offering which we completed on March 26, 2006 and reduced construction loan funding as Properties are completed and commence operations.  This decrease was partially offset by increased proceeds from our Revolving LOC and minority interest contributions.

Common Stock Offerings – We completed our fifth public offering (the "2004 Offering") on March 26, 2006.  During 2006, we raised $103.2 million in subscription proceeds from the 2004 Offering.  Total subscription proceeds received from the 2004 Offering and the four prior public offerings amount to $2.7 billion.

During the six months ended June 30, 2006 and 2005, we incurred $8.4 million and $12.5 million, respectively, in offering costs, including $7.6 million and $9.4 million, respectively, in selling commissions and marketing support fees.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

Redemptions – We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations.  During the six months ended June 30, 2006 and 2005, 1,713,426 shares and 1,766,631 shares, respectively, were redeemed and retired for $16.3 million and $16.8 million, respectively.  As a result of the pending Merger, our Board of Directors has determined that it is in our best interest to suspend our redemption plan, beginning with the second quarter of 2006. The suspension of our redemption plan is effective as of June 15, 2006, and therefore no shares of our common stock were redeemed for the second quarter of 2006.

Distributions – Our Board of Directors authorized distributions to our stockholders of $92.4 million and $86.6 million during the six months ended June 30, 2006 and 2005, respectively.  In addition, on July 1 and August 1, 2006, our Board of Directors authorized distributions to stockholders of record on those dates, totaling $31.3 million, or $0.0592 per share of common stock at each record date, payable by September 30, 2006.  During 2006, we intend to maintain our quarterly distribution payment rate to stockholders of $0.1776 per share.  During the six months ended June 30, 2006, cash flow generated from operating activities was sufficient to fund the distributions to stockholders.  We expect that cash flow generated from operations will continue to be sufficient to fund distribution payments; however, if cash flow generated from operations is not sufficient, we may use borrowings under our Revolving LOC to cover such shortage, subject to limitations imposed by the HCP Merger Agreement, as described above.

Reinvestment Plan – As a result of the pending Merger, our Board of Directors determined that it is in our best interest to terminate our distribution reinvestment plan, beginning with the second quarter of 2006.  The termination of our distribution reinvestment plan is effective as of June 15, 2006, and therefore beginning with the second quarter of 2006, no distributions to our stockholders will be reinvested in shares of our common stock pursuant to our distribution reinvestment plan.

Borrowings

Revolving Line of Credit.  At June 30, 2006, $100.0 million was outstanding under our $320.0 million Revolving LOC.  The Revolving LOC requires interest-only payments at LIBOR plus a percentage that fluctuates depending on our aggregate amount of debt outstanding in relation to our total assets (7.02% all-in rate at June 30, 2006, which represents a pricing of LIBOR plus 170 basis points).  The amount available for use under the Revolving LOC is subject to certain limitations based on the pledged collateral.  As of June 30, 2006, the Revolving LOC was collateralized by 36 Properties with a carrying value of $388.8 million that, in the aggregate, allowed us to draw up to $283.0 million.  Per the terms of the HCP Merger Agreement, we are only permitted to draw up to an additional $25.0 million under the Revolving LOC without HCP's prior written consent.

Mortgages Payable.  At June 30, 2006, we had $1.4 billion in mortgage debt secured by Properties with an aggregate carrying value of $2.4 billion.  Interest rates on the mortgage notes ranged from 4.85% to 8.42% with a weighted-average rate of 5.91% at June 30, 2006.  We expect to refinance loans as they mature, or we may use borrowings under our Revolving LOC to pay down maturities, subject to limitations imposed by the HCP Merger Agreement as described above.

In January 2006, we entered into a $56.3 million, ten-year mortgage loan that bears fixed-rate interest at 5.59%.  Payments for the first five years are interest only, with principal payments beginning in March 2011.

In February 2006, we entered into a $33.0 million mortgage loan and used the proceeds and cash on hand to pre-pay a $48.0 million construction loan facility with a principal balance of $41.9 million.  The new interest-only, five-year loan bears interest at a rate equal to LIBOR plus 150 basis points (6.59% all-in rate at June 30, 2006).

In March 2006, we entered into a $47.2 million, ten-year mortgage loan that bears fixed-rate interest at 5.81%.  Payments for the first five years are interest only, with principal payments beginning in May 2011.

Approximately 30% of the aggregate of our mortgage notes payable, construction loans payable and amount outstanding under our Revolving LOC at June 30, 2006, was subject to variable interest rates; therefore, we are exposed to market changes in interest rates as explained in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."  Some of our variable-rate loans contain provisions that allow us to convert the variable interest rates to fixed interest rates based on U.S. Treasury rates plus a premium at the time the conversion option is exercised.  Fixed interest rates range from 4.85% to 8.42% with a weighted-average rate of 5.95%.  Certain fixed-rate loans assumed by us contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to prepay the loans prior to their maturity dates.  Many of the loans have financial covenants which are typically found in commercial loans and which are primarily based on the operations of the Properties.  Certain loans contain extension options with terms similar to the initial loan terms.

During the first six months of 2006, we incurred $1.9 million in loan costs in connection with the placement and assumption of permanent financing facilities.  We were reimbursed $2.7 million from a lender for previously paid rate locks and expense deposits.

Construction Loans Payable.  Total construction loans outstanding at June 30, 2006, were $116.1 million, and total liquidity remaining under our construction loans was $26.0 million.  During the six months ended June 30, 2006, we prepaid a construction loan facility with a $41.9 million balance, entered into a new construction loan facility of $7.7 million and collectively drew a net of $17.7 million under all of our construction loans related to certain Properties in various stages of development.  The loans are variable interest rate loans and mature from November 2006 through December 2013.  We anticipate that we will obtain permanent financing to pay the construction loans as they become due or we may use borrowings under our Revolving LOC, subject to limitations imposed by the HCP Merger Agreement, as described above.

Bonds Payable.  At June 30, 2006 we had $104.6 million of non-interest bearing life care bonds at our two CCRCs and non-interest bearing occupancy fee deposits at another of our Senior's Housing facilities, all of which were payable to certain residents of the facilities (collectively "Bonds").  During the six months ended June 30, 2006, the tenants of the facilities issued new Bonds to new residents of the facilities totaling $10.9 million and used the proceeds from the Bonds issued in the current period and prior periods to retire $4.3 million of Bonds on our behalf. At June 30, 2006, $64.3 million of the Bonds were refundable to the residents upon the resident moving out or to a resident's estate upon the resident's death and $40.3 million of the Bonds were refundable after the unit has been successfully remarketed to a new resident.  Excess Bond redemptions over Bond issuance, if any, will be funded from prior net Bonds issuance reserves (to the extent available) or from available operating cash flow.

Contractual Obligations

The following table presents our contractual cash obligations and related payment periods as of June 30, 2006 (in thousands):

	Less than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Mortgages payable	$ 99,926	$ 203,195	$ 514,517	$ 532,122	$ 1,349,760
Construction loans payable	81,358	—	20,250	14,517	116,125
Ground leases	793	1,724	1,731	42,530	46,778
DASCO office lease	206	424	441	131	1,202
Revolving LOC	—	100,000	—	—	100,000
Bonds payable (1)	—	—	—	104,627	104,627
Security deposits and rent support	—	—	—	21,541	21,541
	$ 182,283	$ 305,343	$ 536,939	$ 715,468	$ 1,740,033

(1)

Of this amount, $64.3 million was due upon the resident moving out or the resident's death and $40.3 million was due upon the unit being successfully remarketed to a new resident.  It is expected that the proceeds from the issuance of new refundable life care bonds will be used to retire the existing bonds; therefore, bond redemptions are not expected to create a current net cash obligation.

Market Risk

See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.

Results of Operations

Comparison of the quarter and six months ended June 30, 2006 to the quarter and six months ended June 30, 2005

Net income for the quarter ended June 30, 2006, totaled $28.2 million or $0.11 per share of common stock ($29.9 million or $0.11 per share of common stock from continuing operations), as compared to net income of $38.0 million or $0.15 per share of common stock ($38.4 million or $0.15 per share of common stock from continuing operations) for the quarter ended June 30, 2005.  Net income for the six months ended June 30, 2006, totaled $64.0 million or $0.25 per share of common stock ($65.4 million or $0.25 per share of common stock from continuing operations), as compared to net income of $70.6 million or $0.29 per share of common stock ($76.2 million or $0.31 per share of common stock from continuing operations) for the six months ended June 30, 2005.  The decrease in net income in the second quarter and for the first six months of 2006 was primarily due to increases in operating expenses and interest and loan cost amortization expenses which more than offset the increase in revenue.  These changes are discussed in further detail below.

Revenues

Rental and earned income from leases.  At June 30, 2006, we owned 277 Properties, including 17 Properties acquired in 2006, compared to 250 Properties owned at June 30, 2005, of which 28 Properties were acquired during the first six months of 2005.  As a result of the increase in the number of Properties, rental and earned income from leases from Properties from continuing operations increased 12.5% in the second quarter of 2006 to $99.7 million, including $10.4 million as a result of straight-lining rent escalations throughout the lease terms compared to $88.6 million, including $11.8 million of straight-line rent revenue, in the second quarter of 2005.  The $11.1 million increase in rental and earned income from leases was comprised of $8.6 million from operations of the Properties that were acquired or construction Properties that commenced operations during 2005 and 2006 and $2.5 million from Properties owned as of January 1, 2005.  Rental and earned income from leases from Properties from continuing operations increased 14.1% for the first six months of 2006 to $196.2 million, including $21.5 million as a result of straight-lining rent escalations throughout the lease terms compared to $171.9 million, including $23.6 million of straight-line rent revenue, for the first six months of 2005.  The $24.3 million increase in rental and earned income from leases for the first six months of 2006 was comprised of $19.3 million from operations of the Properties that were acquired or construction Properties that commenced operations during 2005 and 2006 and $5.0 million from Properties owned as of January 1, 2005.

FF&E reserve income.  FF&E reserve income from continuing operations increased 4.7% to $2.0 million in the second quarter of 2006, from $1.9 million in the second quarter of 2005.  For the first six months of 2006, FF&E reserve income from continuing operations increased 14.3% to $4.0 million from $3.5 million for the first six months of 2005.  The increases were primarily due to contractual increases in FF&E reserve funding from tenants.

Tenant expense reimbursement revenue.  Tenant expense reimbursement revenue from continuing operations increased 36.5% to $5.2 million in the second quarter of 2006, from $3.8 million in the second quarter of 2005.  The increase was due to additional revenues of $0.6 million from Medical Facilities that were acquired during 2005 and $1.0 million from Medical Facilities that were acquired or that commenced operations during 2006, partially offset by a decrease in revenue of $0.2 million from Medical Facilities that were owned as of January 1, 2005.  Contractual recoveries from tenants represented 56% and 62% of our Medical Facilities operating expenses in the second quarter of 2006 and 2005, respectively.  For the first six months of 2006, tenant expense reimbursement revenue from continuing operations increased 50.1% to $9.8 million from $6.5 million for the first six months of 2005.  These revenue increases for the six months ended June 30, 2006 reflect an increase of $0.5 million in additional revenues from Medical Facilities that were owned as of January 1, 2005, $1.5 million from Properties acquired during 2005 and $1.3 million from Properties that were acquired or Properties that commenced operations during 2006.  Contractual recoveries from tenants represented 59% and 56% of our Medical Facilities operating expenses for the first six months of 2006 and 2005, respectively.

Property management and development fees and loan interest income.  Property management and development fees from The DASCO Companies, LLC decreased by $0.9 million in the second quarter and $1.9 million for the first six months of 2006.  Loan interest income from the Senior Secured Term Loan increased by $1.3 million in the second quarter and $1.9 million for the first six months of 2006.

Expenses

Seniors' Housing property expenses.  Seniors' Housing property expenses from continuing operations were $0.1 million and $0.4 million for each of the quarters and six-month periods ended June 30, 2006 and 2005, respectively.

Medical Facilities operating expenses.  Medical Facilities operating expenses from continuing operations increased 48.8% to $9.2 million in the second quarter of 2006, from $6.2 million in the second quarter of 2005.  The increase was comprised of $0.4 million related to the operations of the Medical Facilities that were owned as of January 1, 2005, $1.2 million for Properties acquired during 2005 and $1.4 million related to the operations of the Medical Facilities that were acquired during 2006.  For the first six months of 2006, Medical Facilities operating expenses from continuing operations increased 43.0% to $16.7 million from $11.7 million for the first six months of 2005.  The increase was comprised of $0.6 million related to the operations of the Medical Facilities that were owned as of January 1, 2005, $2.5 million for Properties acquired during 2005 and $1.9 million related to the operations of the Medical Facilities that were acquired during 2006.  We are generally responsible for the Medical Facilities' property operating expenses; however, under the terms of the leases, we recover a portion of the expenses from the tenants.

General and administrative.  General and administrative expenses from continuing operations increased 102.3% to $9.1 million in the second quarter of 2006 from $4.5 million in the second quarter of 2005 primarily due to costs related to the pending merger with HCP.  For the first six months of 2006, general and administrative expenses from continuing operations increased 62.5% to $13.9 million from $8.5 million for the first six months of 2005.  The increase was primarily due to costs related to the pending merger with HCP and to a lesser extent, increased legal and consulting fees and the increased number of Properties owned during 2006.

Asset management fees to related party.  Asset management fees from continuing operations increased 13.2% to $5.2 million in the second quarter of 2006, from $4.6 million in the second quarter of 2005.  For the first six months of 2006, asset management fees from continuing operations increased 15.5% to $10.3 million, from $8.9 million for the first six months of 2005.  The increases were primarily related to new operating Properties that were acquired, or newly constructed and commenced operations during 2005 and 2006.

Provision for doubtful accounts.  We recognized a provision for doubtful accounts from continuing operations for the quarter and six months ended June 30, 2006 of $2.0 million and $3.5 million, respectively.  The 2006 provisions were primarily related to three Seniors' Housing portfolios and various Medical Facility tenants.  We recognized a provision for doubtful accounts from continuing operations for the quarter and six months ended June 30, 2005 of $0.9 million and $1.7 million, respectively.  The 2005 provisions were related to three Seniors' Housing portfolios and various Medical Facility tenants.  In the second quarter and for the first six months of 2006, the increase in the provision for doubtful accounts was primarily due to an increase in the amount of past due rents receivable.

Depreciation and amortization.  Depreciation and amortization expense increased 21.1% to $28.8 million in the second quarter of 2006, from $23.8 million in the second quarter of 2005, as a result of the increase in Properties subject to operating leases.  The $5.0 million expense increase was comprised of $0.1 million from operations of the Properties owned as of January 1, 2005, and $4.9 million from operations of the Properties that were acquired or had been under construction and commenced operations during 2005 and 2006.  For the first six months of 2006, depreciation and amortization expense increased 19.9% to $55.7 million, from $46.5 million for the first six months of 2005.  The $9.2 million depreciation and amortization expense increase was comprised of $0.4 million from operations of the Properties owned as of January 1, 2005, and $8.8 million from operations of the Properties that were acquired or had been under construction and commenced operations during 2005 and 2006.

Interest and other income

We earned interest and other income of $0.5 million and $0.8 million during the second quarter of 2006 and 2005, respectively, and $1.2 million and $1.4 million, for the first six months of 2006 and 2005, respectively, primarily from investments in money market accounts and other short-term, highly liquid investments.

Interest and loan cost amortization expense

Interest and loan cost amortization expense increased 36.5% to $24.8 million in the second quarter of 2006 from $18.2 million in the second quarter of 2005.  For the first six months of 2006, interest and loan cost amortization expense increased 42.3% to $48.0 million, from $33.7 million for the first six months of 2005.  The increases were primarily due to an increase in the average amount of debt outstanding as we continue to shift our reliance away from equity-offering proceeds to fund our Property acquisitions and other capital needs.  The weighted-average interest rate was 6.0% for the six months ended June 30, 2006 as compared to 5.3% for the six months ended June 30, 2005.

Discontinued operations

Loss from discontinued operations in the second quarter of 2006 was $1.7 million compared to $0.5 million in the second quarter of 2005.  The change was primarily due to an impairment charge of $2.4 million recorded in the second quarter of 2006 as compared to $1.5 million in the second quarter of 2005.  Loss from discontinued operations for the first six months of 2006 was $1.4 million compared to $5.6 million for the first six months of 2005.  The change was primarily due to higher impairment charges for the six months ended June 30, 2005 as compared to the six months ended June 30, 2006.

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

Pending Merger

On May 1, 2006, we entered into a Merger Agreement with HCP and Ocean Acquisition 1, Inc., a Maryland corporation and a wholly owned subsidiary of HCP ("Merger Sub"), pursuant to which we have agreed to merge (the "Merger") with and into Merger Sub, with Merger Sub continuing as the surviving corporation.  Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.01, issued and outstanding immediately prior to the effective time of the Merger (other than shares held by HCP, Merger Sub, us or any of their or our respective wholly owned subsidiaries, and any dissenting stockholders), will be converted into the right to receive consideration equivalent in value to approximately $13.47 per share (without interest and based on the closing price of HCP’s common stock on August 1, 2006), consisting of approximately:

•

$11.13 in cash (representing approximately 82% of the total consideration per share); and

•

0.0865 of a share of HCP common stock, par value $1.00 per share.

As of August 1, 2006, we had approximately 264.2 million shares of common stock outstanding.  HCP will also assume approximately $1.6 billion of our outstanding debt.

Simultaneously with the execution of the Merger Agreement, HCP entered into a merger agreement (the "Advisor Merger Agreement") with the Advisor and the stockholders of the Advisor, pursuant to which HCP has agreed to acquire the Advisor for shares of HCP common stock valued at approximately $120.0 million (the "Advisor Merger") at the time of execution of the Advisor Merger Agreement.  The consummation of the Merger and the Advisor Merger are each conditioned upon the consummation of the other and are expected to close early in the fourth quarter of 2006.  There can be no assurances that the Merger and the Advisor Merger will be consummated.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48, which is effective for fiscal years ending after December 15, 2006, clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."  This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.  We are currently evaluating the impact FIN 48 will have on our financial statements.

Funds from Operations

We consider funds from operations ("FFO") to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income.  FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and as used herein, means net income determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures.  (Net income determined in accordance with GAAP includes the non-cash effect of straight-lining rent increases throughout the lease terms.  This straight-lining is a GAAP convention requiring real estate companies to report rental revenue based on the average rent per year over the life of the leases.  During the quarter and six months ended June 30, 2006, net income included $10.4 million and $21.5 million, respectively, of these amounts.  During the quarter and six months ended June 30, 2005, net income included $11.8 million and $23.6 million, respectively, of these amounts.)  We believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs.  FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP.  However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions.  FFO as presented may not be comparable to amounts calculated by other companies.  Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

The following is a reconciliation of net income to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$ 28,233	$ 37,957	$ 63,985	$ 70,592
Adjustments:
Depreciation of real estate assets
Continuing operations	24,782	20,361	47,999	39,753
Discontinued operations	—	110	—	220

Amortization of lease intangibles
Continuing operations	3,872	3,354	7,490	6,672
Discontinued operations	—	11	—	21

Amortization of deferred leasing costs
Continuing operations	129	50	243	75

Net loss on sale of real estate	—	—	450	—

Effect of unconsolidated entity	92	52	193	113

Effect of minority interests	(677)	(112)	(871)	(217)
	$ 56,431	$ 61,783	$ 119,489	$ 117,229
FFO per share (basic and diluted)	$ 0.21	$ 0.25	$ 0.46	$ 0.47

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

Pursuant to the Advisory Agreement, as amended and renewed, the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses.  During the six months ended June 30, 2006 and 2005, we incurred acquisition fees of $7.3 million and $15.1 million, respectively, for, among other things, identifying Properties and structuring the terms of the leases (equal to 3.0% of gross offering proceeds and loan proceeds from permanent financing from May 3, 2005 until the present and equal to 4.0% of gross offering proceeds and loan proceeds from May 14, 2004 through May 2, 2005).  These fees are included in other assets in the accompanying consolidated balance sheets prior to being allocated to individual Properties or intangible lease costs.

During the quarter and six months ended June 30, 2006, we incurred monthly asset management fees totaling $5.3 million and $10.4 million, respectively.  Monthly asset management fees incurred during the quarter and six months ended June 30, 2005 totaled $4.8 million and $9.3 million, respectively (0.05% of the amount actually paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses, and the outstanding principal balance of any Mortgage Loans as of the end of the preceding month).

Our Advisor and its affiliates provide various administrative services, including, but not limited to, accounting; financial, tax, insurance administration and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations.  During the quarter and six months ended June 30, 2006, we incurred $1.1 million and $1.7 million for these services, respectively.  During the quarter and six months ended June 30, 2005, we incurred $0.6 million and $2.7 million for these services, respectively.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of 6.5% of gross proceeds under the 2004 Offering and 7.5% under the Prior Offerings, (ii) a marketing support fee of 2.0% of gross proceeds under the 2004 Offering and 0.5% under the Prior Offerings and (iii) beginning on December 31, 2003, an annual soliciting dealer servicing fee equal to 0.2% of the aggregate proceeds raised in a prior offering.  Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf.  Offering expenses incurred by the Advisor and its affiliates on our behalf, together with selling commissions, the marketing support fee and due diligence expense reimbursements do not exceed 13% of the proceeds raised in connection with the offerings.  During the six months ended June 30, 2006 and 2005, we incurred $8.4 million and $12.5 million respectively for these fees and costs.  These amounts are treated as stock issuance costs and charged to stockholders' equity.

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

In 2004, the Owner conveyed a small portion of the premises underlying the parking structure adjacent to its office building, valued by the parties at $0.6 million, to CNL Plaza II, Ltd., a limited partnership in which Messrs. Seneff and Bourne own a 60% interest and 40% interest, respectively, as part of the development of the premises surrounding the building.  The purpose of the conveyance was to adjust the percentage fee simple ownership under the parking structure so as to allow joint parking privileges for a new office building that was developed in 2005 and is owned by CNL Plaza II, Ltd.  In connection with this transaction, the Owner received an ownership interest in a cross-bridge that was constructed and an anticipated benefit from a reduction in the allocation of its operating expenses for the parking structure.  The Owner also received additional consideration pursuant to a purchase price adjustment.

On September 30, 2005, we executed a pro rata, several guarantee limited to 16.67%, or $2.3 million, of a $14.0 million uncollateralized promissory note of the Borrower that matures December 31, 2010.

We maintain bank accounts in a bank in which certain of our officers and directors, including Messrs. Seneff and Bourne, serve as directors and are principal stockholders.  The amounts deposited with this bank were $5.1 million and $3.1 million at June 30, 2006 and December 31, 2005, respectively.

Our chairman of the board is a director in a hospital that leases office space in seven of the Medical Facilities that we acquired in August 2004.  Additionally, one of our independent directors is a director in a health system that leases office space in one of the Medical Facilities that we acquired in April 2004.  During the quarter and six-month periods ended June 30, 2006 and 2005, these hospitals contributed less than 1% of our total revenues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, 30% of our mortgages payable, construction loans payable and amount outstanding under our Revolving LOC were subject to variable interest rates; therefore, we are exposed to market changes in interest rates.  For the six months ended June 30, 2006, a hypothetical 100 basis point increase in the LIBOR rates would have resulted in additional interest costs of $2.2 million ($0.01 per share of common stock).  This sensitivity analysis contains certain simplifying assumptions (for example, it does not consider the impact of changes in prepayment risk or credit spread risk).  Therefore, although it gives an indication of our exposure to interest rate change, it is not intended to predict future results and our actual results will likely vary.

To mitigate interest rate risk, we may pay down the mortgages or the Revolving LOC prior to their maturity dates through debt refinancing should interest rates rise substantially.  In May 2005, we implemented a policy to further mitigate interest rate risk.  Our primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the effect that variable interest rate fluctuations could have on cash flow.  In May 2005, we entered into two interest rate swap agreements effective June 1, 2005, and one interest rate swap agreement effective July 1, 2005, for an aggregate notional amount of $233.8 million to hedge against unfavorable fluctuations in interest rates on our variable interest rate mortgage notes payable.  The hedges have a 4.19% weighted-average interest rate plus a 1.26% weighted-average spread resulting in an all-in fixed interest rate of 5.45% until 2010.  At June 30, 2006, these interest rate swaps had a fair value of $9.8 million.  A hypothetical 100 basis point increase or decrease in LIBOR rates would cause the fair value of these swaps to be $16.8 million or $2.8 million, respectively.

Certain fixed-rate loans contain substantial prepayment penalties and/or defeasance provisions that may make it economically unfavorable to repay the loans prior to their maturity dates.

Following is a summary of our mortgages payable, construction loans payable and Revolving LOC obligations at June 30, 2006 (in thousands):

	Expected Maturities
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt Obligations:
Fixed-rate debt:	$ —	$ 10,362	$ 49,974	$ 140,171	$ 138,099	$ 529,541	$ 868,147	$ 868,930
Average interest rate	—	7.42%	6.24%	6.02%	6.86%	5.72%	6.00%	5.95%

Variable-rate debt:	$ 125,050	$ 143,920	$ —	$ 19,452	$ 240,798	$ 168,518	$ 697,738
Average interest rate	7.57%	7.10%	—	6.96%	6.21%	5.59%	6.51%

Interest Rate Derivatives:
Variable to fixed swaps:	$ —	$ —	$ —	$ —	$ 233,750	$ —	$ 233,750	$ 9,763
Average pay rate	—	—	—	—	4.19%	—	4.19%	—
Average receive rate	—	—	—	—	5.06%	—	5.06%	—

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

Item 1A. Risk Factors

In addition to those risks and uncertainties that are described under the heading titled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, you should carefully consider the risks described below and any additional risks that may be identified in our future filings with the SEC.  These are not the only risks that we may face.  Additional risks not presently known to us or that we currently consider immaterial may also impair our results of operations, financial condition and business operations generally, and hinder our ability to make distributions to our stockholders.

Risks Relating to the Merger with HCP

On May 1, 2006, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Health Care Property Investors, Inc., a Maryland corporation ("HCP") and Ocean Acquisition 1, Inc., a Maryland corporation and a wholly owned subsidiary of HCP ("Merger Sub"), pursuant to which we have agreed to merge (the "Merger") with and into Merger Sub, with Merger Sub continuing as the surviving corporation.  Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, issued and outstanding immediately prior to the effective time of the Merger (other than shares held by HCP, Merger Sub, us or any of their or our respective wholly owned subsidiaries, and any dissenting stockholders), will be converted into the right to receive consideration equivalent in value to approximately $13.47 per share based on the closing price of HCP’s common stock on August 1, 2006.  Please see Note 2 of the "Notes to Condensed Consolidated Financial Statements" for additional information on the Merger.  In connection with the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below.

The value of the merger consideration to be paid in HCP common stock will fluctuate.  Upon the completion of the Merger, each share of our common stock outstanding (with respect to which appraisal rights are not exercised) immediately prior to the Merger will be converted into the right to receive merger consideration that consists in part of 0.0865 of a share of HCP common stock.  The market price for HCP common stock may vary from the closing price of HCP common stock on the date the Merger was announced and on the date of our special meeting.  For example, from May 2, 2006, the date the Merger was announced, to August 1, 2006, HCP's common stock traded as high as $27.45 and as low as $25.12 per share.

The number of shares of HCP's common stock to be exchanged in connection with the Merger is set at a fixed ratio and will not be adjusted as a result of any increase or decrease in the price of either HCP common stock or our common stock.  In addition, neither we nor HCP is permitted to terminate the Merger Agreement or resolicit the vote of our stockholders solely because of changes in the value of either company's stock.  Stock price changes may result from a variety of factors, including general market and economic conditions and changes in the respective businesses, operations and prospects of our company and HCP.  Many of these factors are beyond our control or the control of HCP.

The market price of HCP common stock after the Merger may be affected by factors different from those currently affecting our shares.  Our business is different than the business of HCP and, accordingly, the results of operations of HCP and the market price of HCP's common stock may be affected by factors different from those currently affecting the results of our operations and the value of our common stock.

HCP may not have qualified or continue to qualify as a REIT for federal income tax purposes.  We may not have qualified as a REIT for federal income tax purposes.  HCP has been organized as, and believes that its past and present operations qualify it as, a real estate investment trust, which we refer to as a REIT, under the Internal Revenue Code of 1986, as amended, which we refer to as the Code.  In addition, following the Merger, HCP intends to operate in a manner that will allow it to continue to qualify as a REIT.  However, the Internal Revenue Service, or the IRS, could successfully assert that HCP was not or will not continue to be qualified as a REIT.  That is because qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the control of HCP.  If HCP fails to qualify as a REIT, HCP will not be allowed a deduction for dividends paid to stockholders in computing taxable income and would become subject to federal income tax at regular corporate tax rates.  In such an event, HCP could be subject to potentially significant tax liabilities.  Unless entitled to relief under certain statutory provisions, HCP would also be disqualified from treatment as a REIT for the four taxable years following the year in which HCP lost its qualification.  In addition, if HCP fails to qualify as a REIT, all distributions to HCP stockholders would be subject to tax as regular corporate dividends to the extent of HCP's current and accumulated earnings and profits and HCP would not be required to make distributions to its stockholders.

If we failed to qualify as a REIT for any of our taxable years, we would be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Because the Merger will be treated for income tax purposes as if we sold all of our assets in a taxable transaction, if we did not qualify as a REIT for the tax year of the Merger, our taxable income would include the built-in gain in all of our assets.  "Built-in gain" generally means the excess of the fair market value of an asset over its adjusted tax basis. HCP, as our successor-in-interest, would be required to pay this tax.

If HCP is unable to successfully integrate our operations, its business and earnings may be negatively affected.  The Merger with HCP will involve the integration of companies that have previously operated independently.  Successful integration of our operations will depend primarily on HCP's ability to consolidate operations, systems procedures, properties and personnel and to eliminate redundancies and costs.  The Merger will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of the operations of HCP and our company.  We cannot assure you that HCP will be able to integrate our operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies.  Estimated cost savings are projected to come from various areas that HCP's management has identified through the due diligence and integration planning process.  If HCP has difficulties with any of these integrations, it might not achieve the economic benefits it expects to result from the Merger, and this may hurt its business and earnings.  In addition, HCP may experience greater than expected costs or difficulties relating to the integration of our business and/or may not realize expected cost savings from the Merger within the expected time frame, if at all.

Difficulties associated with establishing joint ventures and contributing properties to those joint ventures or selling properties, including our properties, could limit the combined company's flexibility and adversely affect the anticipated benefits of the Merger and the market price of HCP common stock.  HCP has established joint ventures with respect to certain of its properties or sold certain of its properties to third parties in recent years and intends to continue to establish joint ventures and sell properties as opportunities arise.  HCP believes that many of our current and future developments will be good candidates to contribute to joint ventures or sell to third parties.  The combined company's ability to establish joint ventures or sell properties, including those owned or developed by us, on advantageous terms is dependent upon several factors, some of which are beyond the control of HCP's management.  These factors include the ability of HCP to identify financial partners willing to contribute to joint ventures on acceptable terms, if at all, and the ability of HCP to obtain debt financing for such joint ventures on attractive terms, if at all, as well as competition from other owners of properties and rights of third parties with respect to such properties.  Continued interest from and capital provided by other joint venture investors is necessary in order for HCP to continue its strategy of contributing properties to such joint ventures.  The inability of HCP to establish joint ventures and contribute properties to such joint ventures or to sell properties, including those owned by us, or to do so on advantageous terms could materially adversely affect HCP.

The Merger Agreement contains provisions that could discourage a potential competing acquirer   The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more for our company than is being paid by HCP in the Merger or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains "no shop" provisions that, subject to limited exceptions, restrict our ability to solicit, knowingly encourage or facilitate or initiate any inquiries, or participate in discussions or negotiations regarding competing third-party "acquisition proposals" to acquire all or a significant part of us.  Further, there are only limited exceptions to our agreement that our Board of Directors and the special committee will not withdraw, qualify or modify, in a manner adverse to HCP, their recommendation of the Merger, and HCP generally has a right to submit a revised proposal at least as favorable from a financial point of view to our stockholders as the "superior proposal" that may be made before we can terminate the Merger Agreement to enter into an agreement relating to such superior proposal.  In addition, if our Board of Directors terminates the Merger Agreement to enter into a binding written agreement to effect a superior proposal, we would, upon such termination, be required to pay the $107 million termination fee to HCP.  Furthermore, if a third party publicly announces an acquisition proposal for our company before our stockholders vote on the approval of the merger, such proposal remains outstanding and our stockholders do not approve the Merger, we will be required to pay HCP the $107 million termination fee if within 12 months thereafter we consummate or enter into an agreement for an acquisition proposal for more than 50% of our stock or consolidated assets.  Moreover, if HCP terminates the Merger Agreement because our Board of Directors and special committee (i) publicly withdraw or knowingly modify, in a manner adverse to HCP, their recommendation, (ii) approve or recommend an alternative acquisition proposal, (iii) at any time after the end of 15 business days following receipt of an acquisition proposal, fail to reaffirm such recommendation within five business days after receipt of any request to do so from HCP (provided the five day period may be extended for an additional five business days under specified circumstances) or (iv) recommend that our stockholders tender their shares in a publicly announced offer for more than 20% of our outstanding shares (not commenced by HCP or an affiliate of HCP), then we would be required to pay HCP the $107 million termination fee.

These and other provisions in the Merger Agreement could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that proposed to be paid by HCP in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable to HCP in certain circumstances.

If the Merger Agreement is terminated and our Board of Directors determines to seek another business combination, we may not be able to negotiate a transaction with another company on terms comparable to, or better than, the terms of the proposed Merger.

We are expected to incur substantial costs in connection with the Merger, which could result in HCP not realizing some of the anticipated benefits of the Merger.  Together with HCP, we are expected to incur one-time, pre-tax costs of approximately $33.1 million in connection with the Merger.  These costs will include investment banking expenses, legal and accounting fees, printing expenses and other related charges.  Completion of the Merger will also require the payment of fees under certain of our existing debt.  In addition, HCP anticipates prepaying and/or refinancing other of our existing debt.  HCP also expects to incur one-time, pre-tax cash and non-cash costs related to the integration of the two businesses, which cannot be estimated at this time.  There can be no assurance that the costs incurred by us in connection with the Merger will not be higher than expected or that HCP will not incur additional unanticipated costs and expenses in connection with the Merger.

Some of our directors and executive officers may have additional or different interests in the Merger.  In deciding how to vote on the proposal to approve the Merger, our stockholders should be aware that some of our directors and executive officers have interests in the Merger that are different from, or in addition to, the interests of our stockholders generally.  Each member of our Board of Directors and the special committee was aware of these interests and considered them in approving the Merger Agreement and the Merger.

Failure to complete the Merger could negatively impact our future business and operations.  It is possible that the Merger may not be completed.  The parties' obligations to complete the Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond our control or the control of HCP.  For example, the Merger is conditioned on the receipt of the required approval of our stockholders.  If this approval is not received, the Merger cannot be completed even if all of the other conditions to the Merger are satisfied or waived.  If the Merger is not completed for any reason, we may be subject to a number of material risks, including the following:

We may be required under certain circumstances to pay HCP a termination fee of $107 million or reimburse HCP for up to $3 million of expenses, depending upon the circumstances of the termination; and we will have incurred substantial costs related to the Merger, such as legal, accounting and certain financial advisor fees, which must be paid even if the Merger is not completed.

After the Merger is completed, our stockholders will become stockholders of HCP and will have different rights that may be less advantageous than their current rights.  After the closing of the Merger, our stockholders will become HCP's stockholders.  Differences in the charter and bylaws of the two entities will result in changes to the rights of our stockholders when they become HCP stockholders.  A stockholder of our company may conclude that its current rights under our charter and bylaws are more advantageous than the rights they may have under HCP's charter and bylaws.

Risks Relating to Our Business

The risks identified in this subsection "Risks Relating to Our Business" relate to our ongoing business assuming the Merger with HCP is not completed.

Risks Related to Owning Our Stock

The sale of shares by stockholders could be difficult.  Currently there is no public market for our shares, so stockholders may not be able to sell their shares promptly at a desired price.  Therefore, stockholders should view their shares as a long-term investment only.  We do not know if we will ever apply to list our shares on a national securities exchange or over-the-counter market, or, if we do apply for listing, when such application would be made or whether it would be accepted.  If our shares are listed, we cannot assure our stockholders that a public trading market will develop.  We cannot assure our stockholders that the price they would receive in a sale on a national securities exchange or over-the-counter market would be representative of the value of the assets we own or that it would equal or exceed the amount our stockholders paid for the shares.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.  Inapplicable.

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

3.7

Amendment No. 4 to the Bylaws of CNL Retirement Properties, Inc.  (Included as Exhibit 3.7 to the Registrant's March 31, 2006 Report on Form 10-Q filed May 11, 2006.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2006.

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

3.7

Amendment No. 4 to the Bylaws of CNL Retirement Properties, Inc.  (Included as Exhibit 3.7 to the Registrant's March 31, 2006 Report on Form 10-Q filed May 11, 2006.)

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